Form 10KSB
period 1996-12-31
TAYLOR CALVIN B BANKSHARES INC
filed 1997-03-20
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-KSB
(Mark One)
	x	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
		[FEE REQUIRED]
For the fiscal year ended December 31, 1996
TRANSITION REPORT UNDER SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 [NO FEE REQUIRED]
For the transition period from			to
Commission File No. 33-99762
		CALVIN B. TAYLOR BANKSHARES, INC.


(Exact name of registrant as specified in its
Charter)
						Maryland
52-1948274
(State or other jurisdiction    (I.R.S. Employer
		of incorporation or organization)
Identification No.)
		P. O. Box 5, Berlin, Maryland
21811   (Address of principal executive
offices)               (Zip Code)
Issuer's telephone number, including area code:
(410) 641-1700
Securities registered under Section 12(b) of the
Exchange Act:
Name of each exchange
					Title of each class
on which registered
								None
None
Securities registered under Section 12(g) of the
Exchange Act:
										Common Stock
											(Title of
Class)


Check whether the small business issuer (1) filed
all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act during the
past 12 months (or for such shorter period that
the small business issuer was required to file
such reports), and (2) has been subject to such
filing requirements for the past 90 days.
									Yes   x     No
Check if there is no disclosure of delinquent
filers in response to Item 405 of Regulation S-B
contained in this form, and no disclosure will be
contained, to the best of the small business
issuer's knowledge, in definitive proxy or
information statements incorporated by reference
in Part III of this Form 10-KSB or any amendment
to this Form 10-KSB.         [     ]
State small business issuer's revenues for its
most recent fiscal year:  $17,611,734.
The aggregate market value of the Common Stock
held by non-affiliates of the small business
issuer on December 31, 1996,
was $50,422,500.  This calculation is based upon
an estimation by the Company's Board of Directors
of fair market value of the Common Stock of $62.25
per share.  There is not an active trading market
for the Common Stock and it is not possible to
identify precisely the market value of the Common
Stock.
On March 4, 1997, 810,000 shares of the small
business issuer's common stock were issued and
outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The Company's Annual report to Shareholders for
the year ended December 31, 1996, is incorporated
by reference in this Form 10-KSB in Part II Item
5, Item 6, and Item 7.  The Company's Proxy
Statement for Annual Meeting of Shareholders to be
held on May 7, 1997, is incorporated by reference
in this Form 10-KSB in Part III, Item 9, Item 10,
Item 11, and Item 12.
PART I
Item 1. Description of Business



General
	Calvin B. Taylor Bankshares, Inc. (the
"Company") was incorporated as a Maryland corporation on October 31, 1995.
The Bank is a commercial bank incorporated under the laws of the State of Maryland on December 17, 1907. The Bank operates 10 banking offices in Worcester County with the Bank's main office located in Berlin, Maryland. It is engaged in a general commercial and retail banking business serving individuals, businesses, and governmental units in Worcester County, Maryland and neighboring counties. The Company has acquired land for future Bank expansion but engaged in no other business excluding the operation of the Bank.
	The Company's holding company structure
can assist the Bank in maintaining its required capital ratios because the Company may, subject to compliance with debt guidelines implemented by the Board of Governors of the Federal Reserve
System (the "Board of Governors" or the "Federal
Reserve"), borrow money and contribute the proceeds to the Bank as primary capital.
The holding company structure also permits greater flexibility in issuing stock for cash, property or services and in reorganization transactions.
Moreover, subject to certain regulatory
limitations, a holding company can purchase shares of its own stock, which the Bank may not do. A holding company may also engage in certain non-banking activities which the Board of Governors has deemed to be closely related to banking and proper incidents to the business of a bank holding company. These activities include making or servicing loans and certain types of leases;
performing certain data processing services;
acting as a fiduciary or investment or financial advisor; acting as a management consultant for other depository institutions; providing courier, appraisal, and consumer financial counseling services; providing tax planning and preparation services; providing check guaranty and collection agency services; engaging in limited real estate investment activities; underwriting, brokering, and selling credit life and disability insurance; engaging in certain other limited insurance activities; providing discount brokerage services; underwriting and dealing in certain government obligations and money market instruments and providing portfolio investment advice; acting as a futures commission merchant with respect to certain financial instrument transactions; providing foreign exchange advisory and transactional services;
making investments in certain corporations for projects designed primarily to promote community welfare; and owning and operating certain healthy savings and loans associations. Although the Company has no present intention of engaging in any of these services, if circumstances should lead the Company's management to believe that there is a need for these services in the Bank's marketing area and that such activities could be profitably conducted, the management of the Company would have the flexibility of commencing these activities upon filing notice thereof with the Board of Governors.
Location and Service Area
	The Bank conducts a general commercial
banking industry in its primary service area, emphasizing the banking needs of individuals and small- to medium-sized businesses and professional concerns. The Bank operates from ten branches located throughout Worcester County, Maryland.
The Bank draws most of its customer deposits and conducts most of its lending transactions from within its primary service area which encompasses
Worcester County, Maryland and neighboring counties.
	Worcester County is located along the
shores of the Atlantic Ocean and has experienced growth in population in recent years. The area is growing as both a resort and retirement community.
	The principal components of the economy of Worcester County are tourism and agriculture.
Berlin has a strong
component of health-care related businesses. The tourist businesses of Ocean City, Maryland, with health-care facilities in Berlin, Maryland
(including Berlin Nursing Home and Atlantic
General Hospital) are the largest employers in the County.
Banking Services
The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered in the area. In addition, the Bank offers certain retirement account services, such as Individual Retirements Accounts ("IRAs"). All deposits are insured by the Federal Deposit
Insurance Corporation (the "FDIC") up to the maximum amount allowed by law (generally, $100,000 per depositor subject to aggregation rules). The
Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.
The Bank also offers a full range of short- to medium-term commercial and personal loans.
Commercial loans include
both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Bank also originates mortgage loans and real estate construction and acquisition loans. The
Bank's lending activities are subject to a variety of lending limits imposed by state and federal law. The Bank may not make any loans to any director, officer, or employee of the Bank (except for commercial loans to directors who are not officers or employees) unless the loan is approved by the Board of Directors of the Bank. Any such loans must be reviewed every six months by the Board of Directors.
	Other bank services include cash
management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is associated with the MAC network of automated teller machines that may be used by Bank customers throughout Maryland and other regions. The Bank also offers credit card services through a correspondent bank as an agent for the Bank.
Competition
	The Bank faces strong competition in all areas of its operations. The competition comes from entities operating in Worcester County and neighboring counties and includes branches of some of the largest banks in Maryland, Delaware, and Virginia. Its most direct competition for deposits historically has come from other commercial banks, savings banks, savings and loan associations and credit unions operating in Worcester County, Maryland. The Bank competes for deposits with money market mutual funds and corporate and government securities. The Bank competes with the same banking entities for loans, as well as mortgage banking companies and other institutional lenders.
The competition for loans varies from time to time depending on certain factors. These factors include, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market and other factors which are not readily predictable.
At December 31, 1996, there were eight other commercial banks and two savings banks operating in Worcester County, together accounting for 31 banking offices.
Employees
As of December 31, 1996, the Bank had 89 full-time employees and 4 part-time employees. The
Company's operations
are conducted through the Bank. Consequently, the Company does not have separate employees. None of the employees of the


Bank are represented by any collective bargaining unit. The Bank considers its relations with its employees to be good.
SUPERVISION AND REGULATION
	The Company and the Bank are subject to
state and federal banking laws and regulations which impose specific requirements or restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank.
To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.
Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company.


The banking industry is also likely to change significantly as a result of the passage of the Riegle-Neal Interstate Banking and Branching
Efficiency Act of 1994 (the "Interstate Banking
Act"). The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The
Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.
The Company
	Because it owns the outstanding common
stock of the Bank, the Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956 (the "BHCA"). Under the BHCA, the Company is subject to periodic examination by the Federal
Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the Bank's activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal
Reserve determines to be so closely related to banking or managing and controlling banks as to be a proper incident thereto.
Investments, Control, and Activities. With certain limited exceptions, the BHCA requires every bank holding company to  obtain the prior approval of the Federal
Reserve before (i) acquiring substantially all the assets of any bank, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or
(iii) merging or consolidating with another bank holding company.
	In addition, and subject to certain
exceptions, the BHCA and the Change in Bank
Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company.
Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Because the


Company's Common Stock is registered under the Securities Exchange Act of 1934, under Federal
Reserve regulations control will
be rebuttably presumed to exist if a person acquires at least 10% of the outstanding shares of any class of voting securities of the Company.
The regulations provide a procedure for challenge of the rebuttable control presumption.
Under the BHCA, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.
Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. The Bank may be required to indemnify, or cross-guarantee, the FDIC against losses it incurs with respect to any other Bank controlled by the Company, which in effect makes the Company's equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary of the Company.
The Bank
	General.  The Bank operates as a state
nonmember banking association incorporated under the laws of the State of Maryland and is subject to examination by the FDIC and the Commissioner.
Deposits in the Bank are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The
Commissioner and FDIC regulate or
monitor all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The FDIC requires the Bank to maintain certain capital ratios and imposes limitations on the Bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The Bank is required by the FDIC and the Commissioner to prepare quarterly reports on the Bank's financial condition.
	Under FDICIA, all insured institutions
must undergo periodic on-site examination by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition, or other report of any insured depository institution.
FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems, and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.
	Transactions With Affiliates and Insiders.
The Bank is subject to Section 23A of the Federal
Reserve Act, which places


limits on the amount of loans or extensions of credit to, or investment in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In addition, most of these loans and certain other transactions must be secured in prescribed amounts. The Bank is also subject to Section 23B of the Federal Reserve
Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliate companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.
	Branching. Under Maryland law, the Bank may open branches state-wide, subject to the prior approval of the


Commissioner and the FDIC. Maryland law permits banking organizations in other states to acquire
Maryland banking organizations, as long as such states grant similar privileges for acquiring banking organizations in their states to banking organizations in Maryland, by opening a de novo branch, by acquiring an existing branch from a Maryland depository institution, or as a result of an interstate merger with a Maryland banking organization. The Company is investigating opening a new Bank in the State of Delaware.
Should this occur, the new bank will be subject to the laws of the State of Delaware.
	Community Reinvestment Act.  The Community
Reinvestment Act requires that each insured depository institution shall be evaluated by its primary federal regulator with respect to its record in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The Bank received a satisfactory rating in its most recent evaluation.
	Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The
Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt
Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.
The deposit operations of the Bank are also subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic
Funds Transfer Act and Regulation E issued by the
Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.
Deposit Insurance
The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds
(BIF and SAIF) are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Due to the high rate of failures in recent years, the fees that commercial banks and thrifts pay to BIF and SAIF have increased. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Under this system, until mid-1995 a depository institution paid to BIF or SAIF from $.23 to $.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. Once the BIF reached its legally mandated reserve ratio in mid1995, the FDIC lowered premiums for well-capitalized banks to $.04 per $100. Subsequently, the FDIC revised the range of premiums from $.00 to $.31 per $100.
	The assessment rate for the Bank is
currently $1,000 for each six-month period. This assessment is subject to change. Any increase in deposit insurance premiums for the Bank will increase the Bank's cost of funds, and there can be no assurance that such costs can be passed on to the Bank's customers.
Dividends
The principal source of the Company's cash revenues comes from dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company depends on the Bank's earnings and capital position and is limited by federal and state laws, regulations, and policies. The Federal Reserve has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which earnings are impaired.
	The Company's ability to pay any cash
dividends to its shareholders in the future will depend primarily on the Bank's ability to pay dividends to the Company. In order to pay dividends to the Company, the Bank must comply with the requirements of all applicable laws and regulations. Under
Maryland law, the Bank must pay a cash dividend only from the following, after providing for due or accrued expenses, losses, interest, and taxes: (i) its undivided profits, or (ii) with the prior approval of the Commissioner, its surplus in excess of 100% of its required capital stock. Under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See
"Capital Regulations" below. See Item 5 for a discussion of


dividends paid by the Bank in the past two years.
	In addition to the availability of funds from the Bank, the future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash needs, and general business conditions. If dividends should be declared in the future, the amount of such dividends presently cannot be estimated and it cannot be known whether such dividends would continue for future periods.
Capital Regulations
	The federal bank regulatory authorities
have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance sheet exposure, and minimize disincentives for holding liquid assets. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum riskbased total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity before the unrealized gains and losses on securities available for sale, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier
1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.
	Under the guidelines, banks' and bank
holding companies' assets are given risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States
Treasury or United States Government agencies, which have a 0% rating.
	The federal bank regulatory authorities
have also implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.
	FDICIA established a new capital-based
regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least
expensive resolution of bank failures.  The new
capital-based regulatory framework
contains five categories for compliance with
regulatory capital requirements, including "well
capitalized," "adequately capitalized,"
"undercapitalized," "significantly
undercapitalized," and "critically
undercapitalized."  To qualify as a "well
capitalized" institution, a bank must have a
leverage ratio of no less than 5%, a Tier 1 risk-
based ratio of no less than 6%, and a total risk-
based capital ratio of no less than 10%, and the
bank must not be under any order or directive from
the appropriate regulatory agency to meet and
maintain a specific capital level.  As of December
31, 1996, the Company and the Bank were qualified
as "well
capitalized."  See "Item 6. Management's
Discussion and Analysis or Plan of Operation -
Capital."
Item 2. Description of Property
	The Company has a main office and nine
branch locations, all of which are owned by the
Company. The locations are
described as follows:
OFFICE		LOCATION
Square Footage
Main Office	24 North Main
Street, Berlin, Maryland 21811     6,500
East Berlin Office	        10524 Old
Ocean City Boulevard, Berlin, Maryland 21811 1,500
20th Street Office	        100 20th
Street, Ocean City, Maryland 21842   3,100


Ocean Pines Office	11003 Cathell Road,
Berlin, Maryland 21811        2,420
Mid-Ocean City Office	9105 Coastal
Highway, Ocean City, Maryland 21842  1,984
North Ocean City Office	14200 Coastal
Highway, Ocean City, Maryland 21842  2,545
West Ocean City Office	9923 Golf Course
Road Ocean City, Maryland 21842  2,496
Downtown Pocomoke Office	144 Market Street,
Pocomoke, Maryland 21851      3,240
South Pocomoke Office	121 Ames Plaza
Pocomoke, Maryland 21851          1,715


Snow Hill Office	        108 West
Market Street, Snow Hill, Maryland 21863  3,773
	The Main Office is the centralized
location for all nine branches; that is to say that all proof and bookkeeping is performed there.
	Each branch has a manager that also serves as its loan officer as well, with the exception of the East Berlin Office which does not have a loan officer. All ten offices participate in normal day-to-day banking operations.
Five offices offer Automated Teller Machines;
these being the 20th Street, Ocean Pines, Mid-
Ocean City, West
Ocean City, and South Pocomoke Offices.
Item 3. Legal Proceedings
	There are no material pending legal
proceedings to which the Company or the Bank or any of their properties are subject.
Item 4. Submission of Matters to a Vote of
Security  Holders


There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of 1996.
PART II
Item 5. Market for Common Equity and Related
Stockholder Matters
	In response to this Item, the information included on page 15 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 is incorporated herein by reference.
Item 6. Management's Discussion and Analysis or
Plan of Operation
In response to this Item, the information included on pages 2 through 14 of the Company's Annual
Report to
Shareholders for the year ended December 31, 1996 is incorporated herein by reference.
Item 7. Financial Statements
In response to this Item, the information included on pages 16 through 39 of the Company's Annual
Report to
Shareholders for the year ended December 31, 1996 is incorporated herein by reference.
Item 8. Changes in and Disagreements with
Accountants on Accounting and Financial
Disclosures
	Not applicable.
PART III
Item 9. Directors and Executive Officers;
Compliance with Section 16(a) of the Exchange Act
	Section 16(a) of the Securities Exchange
Act of 1934 requires (i) the Company's Directors and Executive Officers and (ii) persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC"), within certain specified time periods, reports of ownership and changes in ownership.
Such Officers, Directors, and Shareholders are required by the SEC regulations to furnish the Company with copies of all such reports that they file.
Item 10. Executive Compensation
	The table below presents a summary of the compensation for the last three fiscal years of Mr. Reese F. Cropper, Jr., Chief Executive Officer and President of the Company and Bank, and Mr.
James R. Bergey, Sr., Senior Vice President and
Secretary of the Company and Bank. No other executive officers of the Company and Bank received an annual salary and bonus which exceeded $100,000 during any of the
past three fiscal years.
Annual Compensation
			All Other Name and Principal Position	Year       Salary               Bonus
	Compensation(1)
Reese F. Cropper, Jr. - President       1996
$142,509                $5,720   $3,153
and Chief Executive Officer
		1995      115,623
$4,818	  2,299


		1994      104,832
4,368	  1,485
James R. Bergey, Sr., Senior
Vice President and Secretary	1996    $102,959
$4,136	$1,411
		1995        93,640
3,760	  1,432
		1994        87,730
3,520	  1,257
(1) Represents benefits paid by the bank in connection with the use of an automobile.



Item 11. Security Ownership of Certain Beneficial
Owners and Management
In response to this item, the information included
on pages X through X of the Company's Proxy
Statement for the
Annual Meeting of Shareholders to be held May 7,
1997 is incorporated herein by reference.
The following table sets forth the number and
percentage of outstanding shares of the Company's
Common Stock beneficially owned at the record date
by (a) each Executive Officer of the Company, (b)
each Director of the Company, (c) all Directors
and Executive Officers of the Company as a group,
and (d) each person or entity known to the Company
to own more than five percent of the outstanding
Common Stock.
		Shares of Common
Stock Beneficially Owned by Directors
Name and Address	Relationship to
Company Number          Percent(1)
James R. Bergey, Jr.		Director	1800            .2%
6213 South Point Road


Berlin, Maryland 21811
James R. Bergey, Sr.	Director, Vice
President
100 20th Street	       and
Secretary	7360            .9%
Ocean City, Maryland 21842
Name and Address	Relationship to
Company Number          Percent(1)
Richard L. Bunting		Director	  100           .01%
1911 Buck Harbor Road


Pocomoke, Maryland 21851
John H. Burbage, Jr.		Director	11,230          1.38%
7 Main Street
Berlin, Maryland 21811
Reese F. Cropper, Jr.	Director, President
and
9620 Ocean View Lane	Chief Executive
Officer	24,856          3.06%
Ocean City, Maryland 21842
Hale Harrison		Director	10,834          1.33%
1552 Teal Drive
Ocean City, Maryland 21842
Gerald T. Mason	Director
100	        .01%
Scotty Road
Pocomoke, Maryland 21851
Joseph E. Moore	Director
856	        .10%
319 South Main Street
Berlin, Maryland 21811
Horace D. Quillin, Sr.		Director	22,854          2.82%
100 Quillin Drive


Berlin, Maryland 21811
Michael L. Quillin, Sr.		Director	 8,000          .98%
P.O. Box 2
Ocean City, Maryland 21842
Hugh F. Wilde, Sr.		Director	46,752          5.77%
P.O. Box 540
Ocean City, Maryland 21842
	Shares of Common Stock Beneficially Owned by Executive Officers and Major Shareholders


Name and Address                Relationship to
Company Number          Percent(1)
William H. Mitchell                     Treasurer
228           .02% 8230 Donaway Road


Whaleyville, Maryland 21872
Stamp & Co.		                       None
64,676          7.98%
c/o NationsBank Trust Co.
Income Collections, P.O. Box 96572
Washington, D.C.    20090
Mary E. Humphreys                       None
49,086          6.06%
6 Baker Street
Berlin, Maryland   21811
______________________
(1)	Based on 810,000 shares of Common Stock
outstanding.
Item 12. Certain Relationships and Related
Transactions
	In response to this item, the information
included on page 7 of the Company's Proxy
Statement for the Annual Meeting of Shareholders
to be held May 7, 1997 is incorporated herein by
reference.
	The Bank is legally represented by and
engages Williams, Hammond, Moore, Shockley, and
Harrison, P.A., of which Director of the Company,
Joseph E. Moore, is a Partner. The total amount of
legal fees for both the Company and Bank in 1996,
as engaged by Mr. Moore, and/or his legal firm,
was $2,183.
Management believes that the terms of all of the
above-described transactions are at least as
favorable to the
Company and the Bank as could have been obtained
in negotiating transactions with independent third
parties.
Item 13. Exhibits and Reports on Form 8-K
(a)	Exhibits


	3.1	Articles of Incorporation of the
Company (incorporated by reference to Exhibit 3.1
of Registration Statement Form
			S-4, File No. 33-99762).
	3.2	Bylaws of the Company (incorporated
by reference to Exhibit 3.2 of Registration
Statement Form S-4, File
		No. 33-99762).
	13	Annual Report to Shareholders for
the year ended December 31, 1996.
	21	Subsidiaries of the Company.
(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.



SIGNATURES
	In accordance with Section 13 or 15(d) of
the Securities Exchange Act of 1934, the
registrant has duly caused this report to be
signed on its behalf by the undersigned, thereunto
duly authorized.
		CALVIN B. TAYLOR BANKSHARES, INC.
		(Registrant)
Date:				        By:
			Reese F. Cropper, Jr.
			President and Chief
Executive Officer
In accordance with the Securities Exchange Act of
1934, this report has been signed below by the
following persons
on behalf of the registrant and in the capacities
and on the dates indicated.
Date:				By:
			James R. Bergey, Jr.
			Director
Date:				By:
			James R. Bergey, Sr.


			Executive Vice President
Date:				By:
			Richard L. Bunting
			Director
Date:				By:
			John H. Burbage, Jr.
			Director
Date:				By:
			Reese F. Cropper, Jr.
			President and Chief
Executive Officer
Date:				By:
			Hale Harrison
			Director
Date:				By:
			Gerald T. Mason
			Director
Date:				By:
			Joseph E. Moore
			Director
Date:				By:
			Horace D. Quillin, Sr.
			Director

Date:	        By:
	Michael L. Quillin
	Director
Date:	        By:
	Hugh F. Wilde, Sr.
	Director
EXHIBIT 13
ANNUAL REPORT TO SHAREHOLDERS
FOR THE YEAR ENDED DECEMBER 31, 1996



Calvin B. Taylor Bankshares, Inc.
1996 Annual Report
Calvin B. Taylor Banking Company
BUSINESS OF THE COMPANY
	Calvin B. Taylor Bankshares, Inc. (the
"Company") was incorporated as a Maryland corporation on October 31, 1995, to become a one-bank holding company by acquiring all of the capital stock of Calvin B. Taylor Banking Company
(the "Bank"). The Bank was incorporated under the laws of the State of Maryland on December 17, 1907. The Bank was organized as a nonmember state bank under the laws of the State of Maryland. The
Bank is engaged in a general commercial banking business, emphasizing in its marketing the Bank's local management and ownership, from its main office location in its primary service area of Worcester County and its neighboring counties.
The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. In addition, the Bank offers certain retirement account services, such as Individual
Retirement Accounts. The Bank also offers a full range of short- to medium-term commercial and personal loans. The Bank also originates and holds or sells into the secondary market fixed and variable rate mortgage loans and real estate construction and acquisition loans. Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein.
Overview
	Consolidated income of the Company is
derived primarily from operations of the Bank.
The 1996 net income was $4,535,641, compared to $4,119,915 for 1995. The Company continued its history of above average earnings with a return on equity of 11.67% and return on assets of 1.87% for 1996 compared to returns of 12.75% and 1.80% for 1995.
Results of Operations
	The Company reported net income of
$4,535,641, or $5.60 per share, for the year ended
December 31, 1996, which was
an increase of $415,726, or 10.09%, over the net income of $4,119,915 or $5.09 per share, for the year ended December 31, 1995. The primary reason for the change in profitability is the increase in net interest income.
	Net interest income increased $572,470, or 5.64%, to $10,727,018 in 1996 from $10,154,548 in
1995. This increase in net interest income was the result of an $885,869 increase in interest revenue and a $313,399 increase in interest expense. The yield on interest-earning assets decreased from 7.54% in 1995 to 7.53% in 1996 while the combined yield on deposits and borrowed funds increased to 3.01% from 3.00% for the same period. Net interest income increased primarily because the balance of interest-earning assets grew faster
than the balance of deposits and borrowed funds.
	The provision for loan losses was $193,000
in 1996, a decrease of $133,000 from the $60,000
provision in 1995.  The increased provision is the
result of net charge-offs for 1996 and a
$12,921,506 growth in outstanding loans.   During
1996, the Company had net charge-offs of $11,516
which was .01% of average loans while during 1995 there were net recoveries of $306.
	Both noninterest income and noninterest
expense changed by less than 5.00% during 1996 compared to 1995.
Discussion of these items is presented later under their respective headings.
Net Interest Income
	The primary source of income for the
Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balance of interest-earning assets and funding sources and the various rate spreads between the interest-earning assets and the Company's funding sources. The table "Average Balances, Income and Expenses, and Rates" which follows shows the Company's average volume of interest-earning assets and interest-bearing liabilities for 1996 and 1995 and related income/expense and yields. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities.
The volume of interest-earning assets and interest-bearing liabilities is affected by the ability to manage the earning-asset portfolio
(which includes loans), and the availability of particular sources of funds, such as noninterest bearing deposits. The table "Analysis of Changes in Net Interest Income" shows the amount of net interest income change from rate changes and from activity changes.
The key performance measure for net interest income is the "net margin on interest-bearing assets," or net interest income divided by average interest-earning assets.
The Company's net interest margin for both 1996 and 1995 was 4.84%. Because most of the loans of the Bank are written with a demand feature, the income of the Bank should not change dramatically as interest rates change. Management of the Company expects to maintain the net margin on interest-earning assets. The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities.
Although such expectations are based on
management's judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management's expectations cannot be assured.



Analysis of Changes
in Net Interest
Income
Year Ended December
31,
1996 Compared with
1995
Variance Due To
Year Ended December
31,
1995 Compared with
1994
Variance Due To
		Total
		Rate
 Volume
		Total
		Rate
 Volume
Earning Assets
	Interest-bearing
deposits
$(19,813)
$	   4,324
$	(24,137)
$	 20,815
$	  18,601


$	    2,214
	Federal funds
sold
142,948
(86,922)
229,870
(52,714)
319,661
(372,375)
	Investment
Securities:
		U.S. Treasury
(51,095)
61,263
(112,358)
404,522
312,868
91,654
		State and
municipal
157,715
(1,466)
159,181
125,639
50,811
74,828
		Other
4,905
3,683
1,222
286
(721)
1,007
	Loans:
		Demand and
time
198,482
3,412
195,070
(42,139)
(15,801)
(26,338)
		Mortgage
528,199
(10,752)
538,951
574,490
2,367
572,123
			Installment
 (18,433)
				4,753
		(23,186)
					5,240
		(24,529)
			29,769
Total interest
revenue
 942,908
	(21,705)
		964,613
 1,036,139
			663,257
	372,882
Interest-Bearing
Liabilities
	Savings and NOW
deposits
(62,047)
(105,360)
43,313
1,881
8,537
(6,656)
	Money market
and supernow
(99,684)
(65,391)
(34,293)
(154,308)
(6,505)
(147,803)
	Other time
deposits
477,137
125,456
351,681
824,249
766,208
58,041
	Other borrowed
funds
		(2,007)
				(162)
		(1,845)
			(2,038)
						(173)
			(1,865)
				Total
interest expense
 313,399
 (45,457)
 358,856
	669,784
			768,067
	(98,283)
Net interest
income
$629,509
$ 23,752
$605,757
$ 366,355
$(104,810)
$ 471,165


Composition of Loan Portfolio
	Because loans are expected to produce
higher yields than investment securities and other
interest-earning assets (assuming that loan losses
are not excessive), the absolute volume of loans
and the volume as a percentage of total earning
assets is an important determinant of net interest
margin.  Average loans, net of the allowance for
loan losses, were $143,386,008 and $135,008,463
during 1996 and 1995, respectively, which
constituted 63.19% and 63.07% of average interest-
earning assets for the periods.  At December 31,
1996, the Company's loan to deposit ratio was
72.96% compared to 67.21% at December 31, 1995,
while the 1996 average loans to average deposits
were 70.78%.  The Bank extends loans primarily to
customers located in and near Worcester County.
There are no industry concentrations in the Bank's
loan portfolio.  The Bank does, however, have a
substantial portion of its loans in real estate
and its performance will be influenced by the real
estate market in the region.
	The following table sets forth the
composition of the Company's loan portfolio as of
December 31, 1996 and 1995, respectively.
Composition of Loan Portfolio
			December 31,
							1996	                           1995
					Percent		     Percent
				Amount		       of
Total	          Amount     of  Total
Commercial	$  16,481,935   10.91%  $
13,701,63    1       9.92%


Real estate	127,381,520     84.30%
118,210,875     85.55%
Construction    2,277,132		1.51%
1,018,052       0.74%
Consumer			4,959,548	   3.28%	          5,248,071      3.79%
		Total Loans	151,100,135     100.00%	     138,178,629     100.00%
Less allowance for credit losses
2,040,475	                  1,858,991
		Net Loans	$149,059,660
$136,319,638
	The following table sets forth the
maturity distribution, classified according to
sensitivity to changes in interest rates, for
selected components of the Company's loan
portfolio as of December 31, 1996.
Loan Maturity Schedule and Sensitivity to Changes
in Interest Rates
								December 31, 1996
					Over one
			One Year	    through
Over five
						or less
five years         years                Total
Commercial	$  16,481,935   $
-       $            -  $  16,481,935
Real estate	127,381,520     -       -
127,381,520


Construction    2,277,132	 -	-
2,277,132
Consumer		  487,457
3,911,648        560,443            4,959,548
	Total	           $146,628,044	$3,911,648
$560,443        $151,100,135
Fixed interest rate     $	487,457  $3,911,648
$560,443        $    4,959,548


Variable interest rate (or demand)
146,140,587                   -
-  146,140,587
			Total      $146,628,044	$3,911,648
$560,443        $151,100,135
		As of December 31, 1996, $146,140,587, or
96.72%, of the total loans were either variable
rate loans or
loans written on demand.
		The Company has the following commitments,
lines of credit, and letters of credit outstanding
as of December 31, 1996 and 1995, respectively.
				1996
1995
Construction loans	 $  6,948,259
$4,344,065


Other loan commitments	 4,500,515
2,190,300
Standby letters of credit
1,162,117        457,755
	Total	           $12,610,891	$6,992,120
		Loan commitments are agreements to lend to a customer as long as there is no violation of any condition to the contract. Loan commitments may have interest fixed at current rates, fixed expiration dates, and may require the payment of a fee. Letters of credit are commitments issued to guarantee the performance of a customer to a third party. Loan commitments and letters of credit are made on the same terms, including collateral, as outstanding loans. The Company's exposure to credit loss in the event of nonperformance by the borrower is represented by the contract amount of the commitment. Management is not aware of any accounting loss the Company will incur by the funding of these commitments.
Loan Quality
		The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention.
The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy.
Management considers the year-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required.
		For significant problem loans,
management's review consists of evaluation of the financial strengths of the borrowers and guarantors, the related collateral, and the effects of economic conditions. The overall evaluation of the adequacy of the total allowance for loan losses is based on an analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions. Although the Bank has a history of low loan charge-offs, its current policy is to maintain an allowance of approximately 1.35% of gross loans unless management's evaluation of the risk associated with each loan indicates that allowance should be higher. This allowance may be increased for reserves for specific loans identified as substandard during management's loan review.
The table "Allocation of Allowance for Loan
Losses" which follows shows the specific allowance applied by loan type and also the general allowance included in the December 31, 1996 and 1995, allowance for loan losses.


				The provision for loan losses is a charge
to earnings in the current period to replenish the
allowance and maintain it at a	level management
has determined to be adequate.  As of December 31,
1996 and 1995, the allowance for loan losses was
1.35% of outstanding loans.
Allocation of Allowance for Loan Losses
										1996
1995
								Percent of Loan
Percent of Loan
							Amount		to Total
Loans          Amount          to Total Loans
Commercial	$    191,819		10.91%  $
142,575    9.92%
Real estate	665,194		84.30%  726,172
85.55%


Construction	9,109
	1.51%	4,072   0.74%
Consumer	159,296
	3.28%	166,330 3.79%
Commitments	57,244
	N/A	32,672  N/A


General      957,813			   N/A
787,170          N/A
			Total	$2,040,475		100.00%
$1,858,991      100.00%
Allowance for Loan Losses
						1996			  1995
Balance at beginning of year	$1,858,991
$1,798,685
Loan losses:
	Commercial	196		-


	Mortgage	4,694   -
	Consumer			18,105
25,680
		Total loan losses			22,995		   25,680
Recoveries on loans previously
charged off Commercial	425		14,101


	Consumer		 11,054	       11,885
		Total loan recoveries	       11,479
25,986
Net loan losses 11,516  (306)
Provision for loan losses charged to expense
193,000           60,000 Balance at end of year
$2,040,475	$1,858,991


Allowance for loan losses to loans outstanding
	at end of year        1.35%
1.35%
Net charge-offs to average loans        0.01%
0.00%
		As a result of management's ongoing review of the loan portfolio, loans are classified as nonaccrual when it is not reasonable to expect collection of interest under the original terms. These loans are classified as nonaccrual even though the presence of collateral or the borrower's financial strength may be sufficient to provide for ultimate repayment. Interest on nonaccrual loans is recognized only when received. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.
The Company had nonperforming loans totaling
$67,194 and $107,042 as of December 31, 1996 and
1995, respectively.
Where real estate acquired by foreclosure and held for sale is included with nonperforming loans, the result comprises nonperforming assets. Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of December 31, 1996.
Liquidity and Interest Rate Sensitivity
The primary objective of asset/liability management is to ensure the steady growth of the Company's primary source of earnings, net interest income. Net interest income can fluctuate with significant interest rate movements. To lessen the impact of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.
		Liquidity represents the ability to
provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits.
Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) were 46.19% of average deposits for 1996, compared to 46.08% for 1995.
		Interest rate sensitivity may be
controlled on either side of the balance sheet.
On the asset side, management can
exercise some control on maturities. Also, loans may be structured with rate floors and ceilings on variable rate notes and by providing for repricing opportunities on fixed rate notes. The Company's investment portfolio, including federal funds sold, provides the most flexible and fastest control over rate sensitivity since it can generally be restructured more quickly than the loan portfolio.
		On the liability side, deposit products
can be restructured so as to offer incentives to attain the maturity distribution desired.
Competitive factors sometimes make control over deposits more difficult and less effective.
		Interest rate sensitivity refers to the
responsiveness of interest-bearing assets and liabilities to changes in market interest rates.
The rate-sensitive position, or gap, is the difference in the volume of rate-sensitive assets and liabilities at a given time interval. The general objective of gap management is to actively manage rate-sensitive assets and liabilities to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risk to the Company.
The asset mix of the balance sheet is continually evaluated in terms of several variables; yield, credit quality, appropriate funding sources, and liquidity.
Management of the liability mix of the balance sheet focuses on expanding the various funding sources.
		The interest rate sensitivity position at December 31, 1996, is presented in the table
"Interest Sensitivity Analysis."


The difference between rate-sensitive assets and
rate-sensitive liabilities, or the interest rate
sensitivity gap, is shown at the bottom of the
table.  The Company was asset-sensitive for all
time horizons. For asset-sensitive institutions,
if interest rates should decrease, the net
interest margins should decline.  Since all
interest rates and yields do not adjust at the
same velocity, the gap is only a general indicator
of rate sensitivity.
Interest Sensitivity Analysis
					After three
				Within  but within      After one
				three	twelve  but within	After
				months  months  five years	five years
Total
Assets
Earning Assets:
	Federal funds sold	$  14,000,000	$
-	$                 - $                - $
14,000,000
	Investment securities 10,410,914	19,407,388
33,027,340      2,125,000 64,970,642


	Loans   122,585,954	  24,042,090
3,911,648         560,443     151,100,135
Total earning assets	$146,996,868	$43,449,478
$36,938,988     $ 2,685,443 $230,070,777
Liabilities
Interest-bearing liabilities:
	Money market and NOW  $   76,342,918  $
-	$                - $                - $
76,342,918
	Savings deposits	31,441,290	-       -
-	31,441,290
	Certificates $100,000
			and over	2,244,402       6,110,871
1,049,940	-       9,405,213
	Certificates under
			$100,000	    16,849,395    29,158,635
9,262,885	                  -     55,270,915
Total interest-bearing
			liabilities	$126,878,005	$35,269,506
$10,312,825     $                - $172,460,336
Period gap	$  20,118,863   $  8,179,972
$26,626,163	$  2,685,443    $  57,610,441
Cumulative gap  $  20,118,863   $28,298,835
$54,924,998	$57,610,441     $  57,610,441
Ratio of cumulative gap to
		total earning assets         8.74%	12.30%
23.87%  25.04%  25.04%
					The table "Investment Securities
Maturity Distribution and Yields" shows that as of December 31, 1996, $29,582,902 of the investment portfolio matures in one year or less. The balance of the debt securities mature within five years except for the only debt security classified as "available-for-sale. The funds invested in Federal funds sold provide liquidity so that only debt securities with an original maturity in excess of ten years have been classified as "available-for-sale." Other sources of liquidity include letters of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks.
The total lines of credit available from correspondent banks at December 31, 1996, was $15,000,000.

Investment Securities Maturity Distribution and
Yields
						1996				             1995
					Year-end
Year-end
					tax equivalent
tax equivalent
				Book value    yields
Book value      yields
U.S. Treasury securities
	One year or less      $21,739,065	5.56%
	$33,351,544	5.77%
	Over one through five years	25,452,039
	6.12%   8,486,937	6.24%
	Over ten years	 2,125,000	7.29%
3,307,016	7.18%
Total U.S. Treasury securities   49,316,104
	5.92%    45,145,497	5.96%
State, county, and municipal securities
	One year or less      7,843,837	5.75%
	3,628,733	5.90%
	Over one through five years	7,575,301
	6.14%   6,590,626	6.14%
		Over five through ten years				-	-%	    108,518 6.49%


Total state, county, and municipal securities
	15,419,138	5.94%	10,327,877 6.06%
Total investment securities
	One year or less      29,582,902	5.61%
	36,980,277	5.79%
	Over one through five years	33,027,340
	6.12%   15,077,563	6.20%
	Over five through ten years	-       -%
	108,518 6.49%
		Over ten years	 2,125,000	7.29%
3,307,016	7.18%


Total debt securities    64,735,242	5.92%		55,473,374	5.98%
Equity securities	    235,400	8.33%		     251,900	7.58%
Total securities        $64,970,642	5.93%	$55,725,274	5.99%
Deposits and Other Interest-Bearing
Liabilities


			Average interest-bearing
liabilities increased $7,462,079, or 4.61%, to $169,210,284 in 1996, from $161,748,205 in 1995.
Average interest-bearing deposits increased
$7,525,474, or 4.66%, to $169,074,400 in 1996,
from $161,548,926 in 1995 while average demand deposits increased $2,809,820, or 9.16% from $30,689,319 in 1995 to $33,499,139 in 1996. At
December 31, 1996, the Bank saw a shift in deposits from noninterest-bearing demand deposits to all categories of interest-bearing deposits. At
December 31, 1996, total deposits were
$204,297,806, compared to $202,840,088 at December
31, 1995, an increase of 0.72% while demand deposits decreased 22.23% from $40,938,084 to $31,837,470 during the same period.



		The following table sets forth the
deposits of the Company by category as of December
31, 1996 and 1995, respectively.
					Deposits
		December 31,
				1996
				1995
			Amount
Percent of
Deposits
	Amount
Percent of
 Deposits
Demand deposit accounts
$ 31,837,470
15.58%
$ 40,938,084
20.18%
NOW accounts
36,397,429
17.82%
32,336,192
15.94%
Money market accounts
39,945,489
19.55%
38,628,950
19.05%
Savings accounts


31,441,290
15.39%
28,993,432
14.29%
Time deposits less than
	$100,000
55,270,915
27.06%
54,339,720
26.79%
Time deposits of $100,000
	or over
		9,405,213
	4.60%
		7,603,710
	3.75%
			Total deposits
$204,297,806
100.00%
$202,840,088
100.00%
			Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The
Company's core deposits decreased $343,785 during 1996. Deposits, and particularly core deposits, have been the Company's primary source of funding and have enabled the Company to meet both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future. The maturity distribution of the Company's time deposits over $100,000 at December 31, 1996, is shown in the following table.


				Maturities of Certificates of Deposit and Other Time Deposits of $100,000 or
More
December 31, 1996
Within
Three
Months
After Three
Through
Six Months
After Six
Through


Twelve
Months
After
Twelve
Months
Total
Certificates of
deposit of
$100,000 or more
$2,244,402
$2,737,905
$3,372,966
$1,049,940
$9,405,213


		Large certificate of deposit customers
tend to be extremely sensitive to interest rate
levels, making these deposits less reliable
sources of funding for liquidity planning purposes
than core deposits.  Some financial institutions
partially fund their balance sheets using large
certificates of deposit obtained through brokers.
These brokered deposits are generally expensive
and are unreliable as long-term funding sources.
Accordingly, the Company does not accept brokered
deposits.
Borrowed funds consist of an obligation under
capital lease which is paying down over the five
year lease term
which expires in 1998.
Noninterest Income
Noninterest income for 1996 was $791,305, compared
to noninterest income in 1995 of $757,235, an
increase of
$34,070, or 4.50%.  Service charges on deposits
have grown with the growth in deposits.
The following table presents the principal
components of noninterest income for the years
ended   December 31,
1996 and 1995, respectively.
Noninterest Income
			1996
1995
Service charges on deposit accounts
$567,154        $540,182


Other noninterest revenue
224,151         217,053
	Total noninterest income
$791,305        $757,235



Noninterest income as a percentage of average
total assets              0.33%   0.33%
Noninterest Expense
		Noninterest expense decreased by $40,331,
or 0.93%, from $4,355,081 in 1995 to $4,314,750 in
1996.  Increased personnel costs and other
increases were offset primarily by the decrease in
FDIC insurance which decreased $223,546 from
$225,546 in 1995 to $2,000 in 1996.
		The Company has plans to open a second
bank in Delaware during the last quarter of 1997.
The opening of this office is expected to increase
noninterest expense.
		The following table presents the principal
components of noninterest expense for the years
ended December 31, 1996 and 1995, respectively.
Noninterest Expense
			1996
1995
Compensation and related expenses
$2,573,228      $2,416,435
Occupancy expense		363,175 354,992


Furniture and equipment expense		417,582 426,095
Amortization of intangible assets	        18,368  8,413
Advertising             124,635
129,578


Courier service         66,910
64,814
Deposit insurance
	2,000	225,546
Director fees           61,200
61,125
Dues, donations, subscriptions			41,384  37,636
Freight                 28,604
81,320


Liability insurance		52,068  47,835
Postage         153,123
138,344
Professional fees		53,864  49,914
Stationery and supplies		139,428 115,814
Telephone
65,388  55,030


Teller machine fees		53,197  45,525
Miscellaneous
100,596	       96,665


	Total noninterest expense			$4,314,750
$4,355,081
		Noninterest expense as a percentage of
average total assets             1.78% 1.91%
Capital
		Under the capital guidelines of the
Federal Reserve Board and the FDIC, the Company and the Bank are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less certain intangibles. In addition, the Company and the Bank must maintain a minimum
Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest-rated institutions.
At December 31, 1996, the Company and the Bank exceeded their regulatory capital ratios, as set forth in the following table.
Analysis of Capital
Company
Bank


	Required
		Minimums
Tier 1 risk-based capital ratio
32.3%
31.5%
4.0%
Total risk-based capital ratio
33.5%
32.8%
8.0%
Tier 1 leverage ratio
15.8%
15.4%
3.0%
Accounting Rule Changes
		During 1996 the FASB issued SFAS 125,
Accounting for Transfers and Servicing of
Financial Assets and Extinguishments of
Liabilities.  Many of its provisions become
effective in 1997.  SFAS 125 defines when assets
are
transferred or debt is extinguished.  Generally,
transfers are recognized when the transferee no
longer has control over the assets.  The Company
adopted SFAS 125 as of January 1, 1997.
Management does not expect the adoption of SFAS
125


to have a material adverse impact on the Company's financial position or results of operations.
Impact of Inflation
		Unlike most industrial companies, the
assets and liabilities of financial institutions such as the Company and the Bank are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company's performance than do the effects of changes in the general rate of inflation and change in prices.
In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation. See "Liquidity and Interest Rate Sensitivity" above.
Industry Developments


	Certain recently enacted and proposed
legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institution industry. The Company is unable at this time to assess the impact of this legislation on its financial condition or results of operations.
MARKET FOR COMPANY'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS
The Company's Articles of Incorporation authorize it to issue up to 2,000,000 shares of the Common
Stock.
As of March 4, 1997, there were approximately 522
holders of record of the Common Stock and 810,000 shares of
Common Stock issued and outstanding. There is no established public trading market in the stock, and there is no likelihood that a trading market will develop in the near future. The development of a trading market may be inhibited because a large portion of the Company's shares is held by insiders. Transactions in the Common Stock are infrequent and are negotiated privately between the persons
involved in those transactions.
	All outstanding shares of Common Stock of
the Company are entitled to share equally in
dividends from funds legally available, when, as,
and if declared by the Board of Directors.   The
Company paid dividends of $1.00 per share in 1995, and $2.10 per share in 1996. The 1996 dividend included a special dividend of $1.00 per share that is not expected to be an annual event.



Calvin B. Taylor Bankshares, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
 1.	Summary of Significant Accounting Policies
		The accounting and reporting
policies reflected in the financial statements conform to generally accepted accounting principles and to general practices within the banking industry.
		Calvin B. Taylor Bankshares, Inc.
is a bank holding company.  Its subsidiary, Calvin
B. Taylor Banking Company, is a financial institution operating primarily in Worcester
County. The Bank offers deposit services and


loans to individuals, small businesses,
associations and government entities. Other services include direct deposit of payroll and social security checks, automatic drafts from accounts, automated teller machine services, safe deposit boxes, money orders and travelers cheques.
The Bank also offers credit card services and discount brokerage services through correspondents.
		The preparation of financial
statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions may affect the reported amounts of revenues and expenses during the reporting period.
Actual
results could differ from these estimates.
	Principles of consolidation


			The consolidated financial
statements of Calvin B. Taylor Bankshares, Inc.
include the accounts of its wholly owned subsidiary, Calvin B. Taylor Banking Company.
Intercompany accounts and transactions have been eliminated. Capital accounts for 1994 and 1995 have been restated to conform with 1996 presentation, showing the capitalization of the holding company.
	Cash equivalents
		For purposes of reporting cash
flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and overnight securities purchased under agreements to resell. Federal funds are purchased and sold for one-day periods.
	Investment securities
		As securities are purchased,
management determines if the securities should be classified as held to maturity or available for sale.  Securities which
management has the intent and ability to hold to
maturity are recorded at amortized cost which is
cost adjusted for amortization of premiums and
accretion of discounts to maturity.  During 1995,
the Financial Accounting Standards Board (FASB)
provided a one-time opportunity to
transfer securities between classifications.  All
securities classified as available-for-sale were
transferred from
the held-to-maturity classification.
		Gains and losses on disposal are
determined using the specific-identification
method.
	Premises and equipment
		Bank premises and equipment are
recorded at cost less accumulated depreciation.
Depreciation is
computed under both straight-line and accelerated
methods over the estimated useful lives of the
assets.
Calvin B. Taylor Bankshares, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
 1.	Summary of Significant Accounting Policies
(Continued)
	Intangible assets
		Intangible assets are amortized
over their useful lives using the straight-line method.
	Loans and allowance for credit losses
		Interest on loans is credited to
income based on the principal amounts outstanding.
The accrual of interest is discontinued when circumstances indicate that collection is questionable. Loan origination costs have been measured by management and determined to be immaterial.
		The allowance for credit losses is
maintained at a level deemed appropriate by management to provide adequately for known and inherent risks in the loan portfolio. The allowance is based upon a continuing review of past loan loss experience, current economic
conditions which may affect the borrowers' ability
to pay, and the underlying collateral value of the
loans.  If the current economy or real estate
market were to suffer a severe downturn, the
estimate for uncollectible accounts would need to
be increased.  Loans which are deemed to be
uncollectible are charged off and deducted from
the allowance.  The provision for credit losses
and recoveries on loans previously charged off are
added to the allowance.
		Management classifies loans as
impaired when the collection of contractual
obligations, including principal and interest, is
doubtful.
	Income taxes
		The provision for income taxes
includes taxes payable for the current year and
deferred income taxes.  Deferred income taxes are
provided for the temporary differences between
financial and taxable income.
	Per share data
		Earnings per common share and
dividends per common share are determined by
dividing net income and dividends by the 810,000
shares outstanding after giving retroactive effect
to stock dividends.
2.	Cash and Equivalents
		The Bank normally carries balances
with other banks that exceed the federally insured
limit.  The average balances carried in excess of
the limit, including unsecured federal funds sold
to the same banks, were
$24,057,839 for 1996, $17,812,744 for 1995, and
$28,971,863 for 1994.
		Banks are required to carry
noninterest-bearing cash reserves at specified
percentages of deposit balances.  The Bank's
normal amount of cash on hand and on deposit with
other banks is sufficient to satisfy the
reserve requirements.
3.	Lines of Credit


	The Bank has available lines of
credit, including overnight federal funds, reverse
repurchase agreements and letters of credit,
totaling $15,000,000, as of December 31, 1996,
1995, and 1994.
Calvin B. Taylor Bankshares, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
 4.     Investment Securities
	Investment securities are
summarized as follows:
Calvin B. Taylor Bankshares, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
 4.     Investment Securities (Continued)
	The amortized cost and estimated
market value of debt securities, by contractual
maturity and the amount of pledged securities,
follow.  Actual maturities may differ from
contractual maturities because borrowers may
have the right to call or prepay obligations with
or without call or prepayment penalties.
	Investments are pledged to secure
deposits of federal and local governments.
	Securities with an amortized cost
of $50,000 were sold from the held-to-maturity
portfolio during 1995 because they did not conform
to the Bank's investment policy.
 5.	Loans and Allowance for Credit
Losses
		Major classifications of
loans are as follows:
Calvin B. Taylor Bankshares, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
 5.     Loans and Allowance for Credit Losses
(Continued)
	The rate repricing distribution of
the loan portfolio follows:



		Outstanding loan commitments and
letters of credit are as follows:
		Loan commitments are agreements to
lend to customers as long as there is no violation of any conditions of the contracts. Loan commitments generally have interest at current market rates, fixed expiration dates, and may require payment of a fee.
		Letters of credit are commitments
issued to guarantee the performance of a customer to a third party.
		Loan commitments and letters of
credit are made on the same terms, including collateral, as outstanding loans. The Bank's exposure to credit loss in the event of nonperformance by the borrower is represented by the contract amount of the commitment. Management is not aware of any accounting loss the Bank will incur by the funding of these commitments.
Calvin B. Taylor Bankshares, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
 5.	Loans and Allowance for Credit Losses
(Continued)
	The Bank makes loans to customers located primarily in the Delmarva region. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.
		Transactions in the allowance for
credit losses were as follows:
		Amounts past due 90 days or more,
and still accruing interest, and nonaccrual loans are as follows:
	Management has identified no impaired
loans at December 31, 1996 and 1995.
Calvin B. Taylor Bankshares, Inc.
and Subsidiary


Notes to Consolidated Financial Statements
 6.     Intangibles
	A summary of intangible assets and
the related amortization is as follows:
 7.     Premises and Equipment
	A summary of premises and equipment
and the related depreciation is as follows:
	The Bank leases data processing
equipment under a capital lease expiring in 1998.
The assets under the lease are recorded at the present value of the minimum lease payments at inception less accumulated depreciation. The liability is the present value of remaining payments.
Calvin B. Taylor Bankshares, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
7.      Premises and Equipment (Continued)
	Minimum future lease payments as of
December 31, 1996, including maintenance, under the capital lease are as follows:
	The interest rate on the capital
lease was imputed based on the Bank's incremental borrowing rate at the inception of the lease.


 8.     Deposits
	Major classifications of interest-
bearing deposits are as follows:
	Included in other time deposits are
certificates of deposit of $100,000 or more with the following maturities:
	No certificates of deposit have
remaining maturities in excess of five years.
Calvin B. Taylor Bankshares, Inc.
and Subsidiary



Notes to Consolidated Financial Statements
 9.     Other Operating Expenses
	The components of other operating
expenses follow:
10.     Income Taxes
	The components of income tax
expense are as follows:
Calvin B. Taylor Bankshares, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
10.     Income Taxes (Continued)
	The components of the deferred tax
benefit are as follows:
	The components of the net deferred
tax assets are as follows:
	A reconciliation of the provision
for taxes on income from the statutory federal income tax rates to the effective income tax rates follows:
Calvin B. Taylor Bankshares, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
11.     Lease Commitments
	The Bank leases the land on which
the Route 50 branch is located and the branch office in South Pocomoke. Lease obligations will require payments as follows:
	The Route 50 lease provides for an
increase in rent every 12.5 years based on the consumer price index. The lease also provides an option to renew for a twenty-five year period subject to the same terms at the expiration of the initial term, August 31, 1999.



	The South Pocomoke lease provides
for an increase in rent every five years based on the consumer price index. The lease expires
January 1, 2003. All costs associated with the properties, including real estate taxes, are obligations of the Bank.
Calvin B. Taylor Bankshares, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
12.     Pension Plan
	The Bank has a defined benefit
pension plan covering substantially all of the employees. Benefits are based on years of service and the employee's average rate of earnings for the final five full years before retirement. The
Bank's funding policy is to contribute annually an amount that can be deducted for income tax purposes, determined using the projected unit credit cost method. Assets of the plan are held in deposit accounts and mortgage loans. The following table sets forth the financial status of the plan:
	Net pension expense includes the
following components:
	Assumptions used in the accounting
for net pension expense were:
Calvin B. Taylor Bankshares, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
13.     Fair Value of Financial Instruments


	The estimated fair values of the
Bank's financial instruments are summarized below.
The fair values of a significant portion of these financial instruments are estimates derived using present value techniques prescribed by the FASB and may not be indicative of the net realizable or liquidation values. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.



The fair value of silver coin included with cash is determined based on quoted market prices.
	The fair value of interest-bearing
deposits with other financial institutions is estimated based on quoted interest rates for certificates of deposit with similar remaining terms.
	The fair values of equity
securities are determined using market quotations.
The fair values of debt securities are estimated using a matrix that considers yield to maturity, credit quality, and marketability.
Calvin B. Taylor Bankshares, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
13.     Fair Value of Financial Instruments
(Continued)
	During 1996 and 1995, the fair
value of fixed-rate loans is estimated to be the present value of scheduled payments discounted using interest rates currently in effect for loans of the same class and term. The fair value of variable-rate loans, including loans with a demand feature, is estimated to equal the carrying amount. The valuation of loans is adjusted for possible loan losses.
	The fair value of interest-bearing
checking, savings, and money market deposit accounts is equal to the carrying amount. During
1996 and 1995, the fair value of fixed-rate time deposits is estimated based on interest rates currently offered for deposits of similar remaining maturities.
	In 1994, the Bank did not have the
resources to calculate the fair value of fixed-rate loans or fixed-rate time deposits.
	It is not practicable to estimate
the fair value of outstanding loan commitments, unused lines, and letters of credit.
14.     Related Party Transactions
	The executive officers and
directors of the Bank enter into loan transactions with the Bank in the ordinary course of business.
The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions. A summary of the activity of these loans follows:
At December 31, 1995 and 1994, the total amount of such loans outstanding was $7,178,848 and $7,379,207, respectively.
	The Bank obtains legal services
from a law firm in which one of the principal attorneys is also a member of the Bank's board of directors. Fees charged for these services are at similar rates charged by unrelated law firms for similar legal work. Amounts paid to this related party totaled $2,183 during the year ended December 31, 1996.
Calvin B. Taylor Bankshares, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
15.     Capital Standards
	The Federal Reserve Board and the
Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. As of December 31, 1996, the capital ratios and minimum capital requirements of the Bank are as follows:


	Tier 1 capital consists of capital
stock, surplus, and undivided profits and total capital includes a limited amount of the allowance for credit losses. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance sheet items.
	Failure to meet the capital
requirements could affect the Bank's ability to pay dividends and accept deposits and may significantly affect the operations of the Bank.
Calvin B. Taylor Bankshares, Inc.
and Subsidiary
Notes to Consolidated Financial Statements


16.     Parent Company Financial Information
	Balance sheet, statements of income
and cash flows for Calvin B. Taylor Bankshares,
Inc:
Calvin B. Taylor Bankshares, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
16.     Parent Company Financial Information
(Continued)



Calvin B. Taylor Bankshares, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
17.	Quarterly Results of Operations
(Unaudited)
Report of Independent Auditors
The Board of Directors and Stockholders
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Berlin, Maryland
We have audited the accompanying consolidated balance sheets of Calvin B. Taylor Bankshares,
Inc. and
Subsidiary as of December 31, 1996, 1995, and
1994, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calvin B. Taylor Bankshares, Inc. and Subsidiary as of December 31, 1996, 1995, and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.
Salisbury, Maryland
January 3, 1997
EXHIBIT 21
SUBSIDIARIES OF THE COMPANY
Calvin B. Taylor Banking Company, a state bank organized under the laws of the State of Maryland.