Form 10QSB
period 1997-03-31
TAYLOR CALVIN B BANKSHARES INC
filed 1997-05-15
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION
Washington,  DC  20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
	For the quarter ended March 31, 1997

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
__________________ TO _________________

Commission File Number:  0001003986

CALVIN B. TAYLOR BANKSHARES, INC.
(Exact name of issuer as specified in its charter)

          Maryland
52-1948274
(State of incorporation)					(I.R.S. Employer
Identification No.)

24 North Main Street,  Berlin,  Maryland  21811
(Address of principal executive offices

      (410) 641-1700
(Issuers telephone number)

                                           Not Applicable
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.					YES      X
NO ________


State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

The registrant has 810,000 shares of common stock ($1.00 par) outstanding as of May 7, 1997.


Transitional Small Business Disclosure Format (check one) YES
NO    X

-1-


Calvin B. Taylor Bankshares, Inc. and Subsidiary
Form 10-QSB
Index


Part I  -	Financial Information
Page

	Item 1	Financial Statements
		Consolidated Statements of Condition
	3
		Consolidated Statements of Income
	4
		Consolidated Statements of Cash Flows
	5
		Notes to Financial Statements
	6

	Item 2	Managements Discussion and Analysis of Financial
Condition and
		Results of Operation
7-8

Part II -	Other Information
	Item 1	Legal Proceedings
	9
	Item 2	Changes in Securities
	9
	Item 3	Defaults Upon Senior Securities
		9
	Item 4	Submission of Matters to a Vote of Security Holders
		9
	Item 5	Other Information
	9
	Item 6	Exhibits and Reports on Form 8-K
	9




























-2-
Calvin B. Taylor Bankshares, Inc. and
Subsidiary




Part I - Financial Information




Consolidated Statements of Condition
(unaudited)















March 31,

 December
31,


1997

1996

Assets




Cash and due from banks
 $
11,007,194

 $
9,802,923

Federal funds sold

15,755,609


14,000,000

Interest-bearing deposits

1,229,000


1,423,000

Investment securities available for sale

2,247,660


2,360,400

Investment securities held to maturity




  (approximate fair value of $52,086,907




   and $62,789,427)

52,041,234


62,610,242

Loans, less allowance for credit losses




  of $2,042,025 and $2,040,475

152,157,127


149,059,660

Premises and equipment

3,936,690


3,500,851

Accrued interest income

1,439,832


1,626,619

Intangible assets

39,764


66,812

Deferred income taxes

197,894


154,323

Other assets

77,929


36,135


 $
240,129,933

 $
244,640,965






Liabilities and Stockholders' Equity




Deposits




  Noninterest-bearing
 $
31,541,927

 $
31,837,470

  Interest-bearing

166,596,347


172,460,336



198,138,274


204,297,806

Accrued interest payable

406,417


428,451

Accrued income taxes

639,651


81,197

Obligation under capital lease

126,611


126,611

Other liabilities

5,083


7,827



199,316,036


204,941,892

Stockholders' equity




  Common stock, par value $1 per share




   authorized 2,000,000 shares, issued and




   outstanding 810,000 shares

810,000


810,000

  Capital surplus

17,290,000


17,290,000

  Retained earnings

22,556,836


21,372,763



40,656,836


39,472,763

  Net unrealized gain on securities




   available for sale

157,061


226,310



40,813,897


39,699,073


 $
240,129,933

 $
244,640,965





















-3-






Calvin B. Taylor Bankshares, Inc. and Subsidiary





Consolidated Statements of Income (unaudited)













For the three months
ended





March 31,





1997

1996

Interest and dividend revenue





  Loans, including fees

 $
3,162,369

 $
2,936,094

  U.S. Treasury securities


659,099


597,284

  State and municipal securities


147,360


103,542

  Federal funds sold


205,274


364,745

  Deposits with banks


17,961


27,211

  Equity securities


3,234


3,168

          Total interest and
dividend revenue


4,195,297


4,032,044







Interest expense





  Deposit interest


1,451,139


1,513,065

  Other


-


3,798

          Total interest expense


1,451,139


1,516,863







          Net interest income


2,744,158


2,515,181







Provision for credit losses


-


-

          Net interest income
after





            provision for credit
losses


2,744,158


2,515,181







Other operating revenue





  Service charges on deposit
accounts


140,993


128,627

  Miscellaneous revenue


41,527


36,899

          Total other operating
revenue


182,520


165,526







Other expenses





  Salaries and employee benefits


625,721


605,793

  Occupancy


99,207


102,348

  Furniture and equipment


153,059


156,593

  Other operating


228,128


213,714

          Total other expenses


1,106,115


1,078,448







Income before income taxes


1,820,563


1,602,259

Income taxes


636,490


590,429







Net income

 $
1,184,073

 $
1,011,830







Earnings per common share

 $
1.46

 $
1.25
































  -4-





Calvin B. Taylor Bankshares, Inc. and Subsidiary




Consolidated Statements of Cash Flows (unaudited)










Three Months Ended




March 31,

March 31,


1997

1996

Cash flows from operating activities




  Interest received
 $
4,269,012

 $
3,948,666

  Other revenue received
166,363

181,857

  Cash paid for operating expenses
(1,023,787)

(1,026,037)

  Interest paid
(1,473,173)

(1,521,431)

  Taxes paid

(81,197)


(594,597)



1,857,218


988,458

Cash flows from investing activities




  Cash paid for premises, equipment, intangibles,




    and construction in progress
(516,339)

(49,703)

  Net loans to customers
(3,097,467)

(3,667,329)

  Redemption of matured securities
10,682,000

9,325,000

  Investment in securities
0

(4,169,061)

  Redemption of certificates, net of purchases

194,000


293,000



7,262,194


1,731,907

Cash flows from financing activities




  Net change in customer deposits
(6,159,532)

(9,811,817)

  Payment on capital lease
0

(66,923)

  Dividends paid

-


-



(6,159,532)


(9,878,740)






Net increase (decrease) in cash

2,959,880


(7,158,375)

Cash and equivalents at beginning of period

23,802,923


42,028,482

Cash and equivalents at end of period
 $
26,762,803

 $
34,870,107






Reconciliation of net income to net cash provided




  from operating activities




  Net income
 $
1,185,993

 $
1,011,830

  Adjustments




    Depreciation and amortization
85,072

82,036

    Loss on sale of securities

-


-

    Deferred tax provision

-


-

    Provision for loan losses

-


-

    Security discount accretion, net of premium




      amortization
(113,072)

(73,440)

    Decrease (increase) in accrued interest




      receivable and other assets
165,549

(23,688)

    Increase (decrease) in accrued interest




      payable and other liabilities

533,676


(8,280)


 $
1,857,218

 $
988,458






























































 -5-




Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Financial Statements



1.	Basis of Presentation

		The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the quarters ended March 31, 1997 and 1996 are not necessarily indicative of the results that may be expected for the years ending December 31, 1997 and 1996. For further information, refer to the financial statements and footnotes thereto for the Registrant's fiscal period ended December 31, 1996.

2.	New Accounting Principles

		During the first quarter of 1997, the Company adopted Financial Accounting Standards Board Statement No. 125 Accounting for
Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities. Under this principle, financial assets are recognized based on the assets the Company controls and removed from the balance sheet when control is surrendered. Liabilities are recorded when incurred.

3.	Cash Flows

			For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.



















-6-
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part I Financial Information
Item 2.  Management's Discussion and Analysis or Plan of Operation.

	The following discussion of the financial condition and results of operations of the Registrant (the Company) should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein.

General
	The Company was incorporated in Maryland on October 31, 1995. The Company was organized to become a bank holding company and to own and control all of the capital stock of a Maryland state bank with the name Calvin B. Taylor Banking Company (the "Bank"). Final regulatory and stockholder approval, to exchange the outstanding shares of the Bank for shares of the Company, was received in February, 1996.

	The Bank was established in 1890 and incorporated in 1907. The Company currently engages in no business other than owning and managing the Bank. It is seeking stockholder approval to charter a second bank in the state of Delaware.

Financial Condition, Liquidity and Sources of Capital

	The major sources of liquidity of the Company arise from loan repayments, short-term investments, including federal funds sold, and an increase in core deposits. During the first quarter of the year, the Companys liquidity declines as businesses in the trade area of the Bank borrow funds to buy stock for the Summer tourist season. The Bank typically experiences a decline in deposits since these businesses are using their deposits to meet their cash flow needs. Generally, this situation reverses during the second quarter of the year as the businesses start repaying loans, and the Bank receives seasonal deposits from tourists and Summer residents. Throughout the second and third quarters the Bank maintains its high liquidity level. Funds from seasonal deposits are invested in short-term U.S. Treasury Bills and Federal Funds. Average liquid assets (cash and amounts due form banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 42.71% for the first quarter of 1997 compared to a rate of 46.19% for the first quarter of 1996.

	At March 31, 1997, the Banks interest rate sensitivity, as measured by gap analysis, showed the Bank was asset-sensitive with a one-year cumulative gap, as a percentage of interest-earning assets, of 14.88%. Generally asset-sensitivity indicates that assets reprice quicker than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.

	The leverage ratios of the Bank, based on average assets for the quarters ended March 31, 1997 and 1996 were 17.63% and 17.06%, respectively. Both are substantially in excess of regulatory minimum requirements.

Results and Plan of Operation

	Net income for the three months ended March 31, 1997, was $1,185,993, or $1.46 per share, compared to $1,011,830, or $1.25 per share, for the first quarter of 1996. The primary reason net income increased is from an increase in net interest income as a result of increased loan volume.


-7-
Results and Plan of Operation (continued)

	The Bank reviewed its loan portfolio and determined the allowance, at 1.32% of gross loans, was adequate at March 31, 1997. At December
31, 1996, the allowance was 1.35% of gross loans. At March 31, 1997, there were no nonaccruing loans and only .18% of the portfolio was delinquent ninety days or more.

	The Bank employed ninety one full time equivalent employees during the first quarter of 1997. The Bank hires seasonal employees during the summer. The Company employs no employees outside those hired by the Bank.

	The Bank conducts a general commercial banking business in its service area, of Worcester County emphasizing the banking needs of individuals and small- to medium-sized businesses and professional concerns. The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types ranging from daily money market accounts to longer-term certificates of deposit.

	The Bank also offers a full range of short- to medium-term commercial and personal loans. The Bank also originates demand mortgage loans and real estate construction and acquisition loans. Loans originated to date are anticipated to be held in the Bank's portfolio. Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is associated with the MAC network of automated teller machines that may be used by Bank customers throughout Maryland and other regions. The Bank offers MasterCard and VISA credit card services through a correspondent bank as an agent for the Bank.

	During the second quarter of 1996, the Company purchased land in Delaware. During the first quarter of 1997, the Company exercised an option on a second Delaware location. The Company plans to start a Delaware bank which it expects to open in late 1997 or early 1998.
Plans for this expansion are in the preliminary stages. The Company cannot assure its success in entering Delaware. If unsuccessful, the Company will sell all land held in Delaware. The Company also has an option to purchase property in Pocomoke, Maryland.



















-8-
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part II Other Information


Item 1	Legal Proceedings
	Not applicable

Item 2	Changes in Securities
	Not applicable

Item 3	Defaults Upon Senior Securities
	Not applicable

Item 4	Submission of Matters to a Vote of Security Holders
	No matters were submitted to stockholders during the first quarter of 1997.

Item 5	Other information
	Not applicable.

Item 6	Exhibits and Reports on Form 8-K
	a)	Exhibits
                           2.  Proxy Statements/Prospectus dated
December 26, 1995 is incorporated by 	reference.

	b)	Reports on Form 8-K
		There were no reports on Form 8-K filed for the quarter ended March 31, 1997.
























-9-
SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



		Calvin B. Taylor Bankshares,
Inc.







Date: _________________	By:    /s/  Reese F. Cropper,
Jr.