Form 10QSB/A
period 1997-03-31
TAYLOR CALVIN B BANKSHARES INC
filed 1997-05-15
CIK 1003986

RE-SUBMITTING 10QSB DUE TO FORMATTING ERROR
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





























Calvin B. Taylor Bankshares, Inc. and
Subsidiary




Part I - Financial Information
Consolidated Statements of Condition (unaudited)















                                   March 31, 1997       December 31,1996

                            Assets




Cash and due from banks            $ 11,007,194          $ 9,802,923

Federal funds sold                   15,755,609           14,000,000

Interest-bearing deposits             1,229,000            1,423,000

Investment securities available
for sale                              2,247,660            2,360,400

Investment securities held
to maturity
(approximate fair value of
$52,086,907 and $62,789,427)         52,041,234           62,610,242

Loans, less allowance for
credit losses of $2,042,025
and $2,040,475)                     152,157,127          149,059,660

Premises and equipment                3,936,690            3,500,851

Accrued interest income               1,439,832            1,626,619

Intangible assets                        39,764               66,812

Deferred income taxes                   197,894              154,323

Other assets                             79,849               36,135


                                   $ 240,131,853        $244,640,965






   Liabilities and Stockholders' Equity


Deposits
Noninterest-bearing                $  31,541,927       $ 31,837,470
Interest-bearing                     166,596,347        172,460,336
                                     198,138,274        204,297,806
Accrued interest payable                 406,417            428,451
Accrued income taxes                     639,651             81,197
Obligation under capital lease           126,611            126,611
Other liabilities                          5,083              7,827
                                     199,316,036        204,941,892

Stockholders' equity
Common stock,
par value $1 per share
authorized 2,000,000 shares,
issued and outstanding
810,000 shares                           810,000            810,000
Capital surplus                       17,290,000         17,290,000
Retained earnings                     22,558,756         21,372,763
                                      40,658,756         39,472,763

Net unrealized gain on
securities available for sale            157,061            226,310
                                      40,815,817         39,699,073
                                   $ 240,131,853      $ 244,640,965
























Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)


                                            For the three months ended
                                                    March 31,
                                            1997               1996

Interest and dividend revenue
Loans, including fees                  $  3,162,369         $  2,936,094
U.S. Treasury securities                    659,099              597,284
State and municipal securities              147,360              103,542
Federal funds sold                          205,274              364,745
Deposits with banks                          17,961               27,211
Equity securities                             3,234                3,168
Total interest and dividend revenue       4,195,297            4,032,044

Interest expense
Deposit interest                          1,451,139            1,513,065
Other                                        -                     3,798
Total interest expense                    1,451,139            1,516,863

Net interest income                       2,744,158            2,515,181

Provision for credit losses                  -                     -

Net interest income after
provision for credit losses               2,744,158            2,515,181

Other operating revenue
Service charges on deposit accounts         140,993              128,627
Miscellaneous revenue                        41,527               36,899
Total other operating revenue               182,520              165,526

Other expenses
Salaries and employee benefits              625,721              605,793
Occupancy                                    99,207              102,348
Furniture and equipment                     153,059              156,593
Other operating                             228,128              213,714
Total other expenses                      1,106,115            1,078,448

Income before income taxes                1,820,563            1,602,259
Income taxes                                634,570              590,429

Net income                              $ 1,185,993          $ 1,011,830

Earnings per common share               $      1.46          $      1.25






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

Cash flows from investing activities
Cash paid for premises, equipment,
intangibles,and construction
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



		Calvin B. Taylor Bankshares,
Inc.







Date: _________________	By:    /s/  Reese F. Cropper,Jr.
			Reese F. Cropper, Jr.
			President and CEO



Date: _________________	By:     /s/  William H. Mitchell
			William H. Mitchell
			Chief Financial Officer