Form 10QSB
period 1997-06-30
TAYLOR CALVIN B BANKSHARES INC
filed 1997-08-15
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION
Washington,  DC  20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

          For the quarter ended June 30, 1997

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
__________________ TO _________________

Commission File Number:  0001003986

CALVIN B. TAYLOR BANKSHARES, INC.
(Exact name of issuer as specified in its charter)

                                      Maryland             52-1948274
State or other jurisdiction of incorporation or organization
	(I.R.S. Employer Identification
							  No.)

   24 North Main Street,  Berlin,  Maryland  21811
(Address of principal executive offices and zip code)

       (410) 641-1700
(Issuer's telephone number)





Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.					YES      X    	            NO ________


State the number of shares outstanding of each of the issuer's classes of common equity, as of the
latest practicable date.

The registrant has 810,000 shares of common stock ($1.00 par) outstanding as of July 18, 1997.


Transitional Small business Disclosure Format (check one)  Yes______  NO   X

-1-


Calvin B. Taylor Bankshares, Inc. and Subsidiary
Form 10-QSB
Index


Part I  -	Financial Information
Page

	Item 1	Financial Statements
		Consolidated Statements of Condition	                     				3
		Consolidated Statements of Income				                        	4
		Consolidated Statements of Cash Flows				                     5
		Notes to Financial Statements						                           6

	Item 2	Management's Discussion and Analysis of Financial Condition and
		Results of Operation						                                   7-8

Part II -	Other Information
	Item 1	Legal Proceedings				                                			9
	Item 2	Changes in Securities						                            	9
	Item 3	Defaults Upon Senior Securities					                   	9
	Item 4	Submission of Matters to a Vote of Security Holders		  	9
	Item 5	Other Information						                                	9
	Item 6	Exhibits and Reports on Form 8-K				                   	9


Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part I - Financial Information
Consolidated Statements of Condition
(unaudited)

				June 30, 1997		 December 31, 1996
		Assets




Cash and due from banks            	$15,739,565 	$ 9,802,923
Federal funds sold	                 	21,772,315 		14,000,000
Interest-bearing deposits            	1,229,00	    1,423,000
Investment securities available
for sale			                           	2,305,150		 2,360,400
Investment securities
held to maturity
(approximate fair value of
 $50,944,145
and $62,789,427)	                    	50,853,359 	        	62,610,242
Loans, less allowance
 for credit lossesof
$2,072,399 and $2,040,475           	151,635,818	       	 149,059,660
Premises and equipment               	 3,900,349          		3,500,851
Accrued interest income               	1,685,885	          	1,626,619
Intangible assets	                       	37,127             		66,812
Deferred income taxes                  		176,062            		154,323
Other assets		                           	93,249 	           	 36,135
Total			                          	$ 249,427,879        $ 244,640,965

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing          $        36,229,856 			 $    31,837,470
Interest-bearing        	            171,501,934	 			    172,460,336
                  		           	     207,731,790			      204,297,806

Accrued interest payable                 417,767 		          428,451
Accrued income taxes                      49,941 	            81,197
Obligation under
capital lease                             61,720			          126,611
Other liabilities                         11,429 		            7,827
                              			    208,272,647   			   204,941,892

Stockholders' equity

  Common stock, par value
$1 per share
authorized 2,000,000 shares,
 issued and
outstanding 810,000 shares              810,000 				         810,000
Capital surplus		                    17,290,000 				      17,290,000
  Retained earnings	                 22,863,475 				      21,372,763
                              			    40,963,475 				      39,472,763

Net unrealized gain
on securities available
for sale			                            191,757 				          226,310

    			                                 41,155,232			     39,699,073
                                  			$ 249,427,879  			$ 244,640,965





Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)

				For the three months ended	For the six months ended
                               				June 30,		              	June 30,
			                               	1997	       	1996	      	1997	    	1996
Interest and dividend revenue
Loans, including fees
                          				$ 3,251,793	$ 3,086,602	$ 6,414,162	$ 6,022,696
  U.S. Treasury securities  	     605,752     458,720   1,264,851   1,056,004
  State and municipal securities  123,315     141,086     270,675     244,628
  Federal funds sold 		           250,217     271,792     455,491     636,537
  Deposits with banks     	        16,429      25,528      34,390      52,739
  Equity securities       		        3,322       3,234       6,556       6,402
  Total interest and dividend
revenue  	                 		   4,250,828   3,986,962   8,446,125   8,019,006

Interest expense
  Deposit interest        		    1,438,367   1,481,600   2,889,506   2,994,665
  Other 			                         1,829      -            1,829       3,798
 Total interest expense    	    1,440,196   1,481,600 	 2,891,335   2,998,463



  Net interest income  	   	    2,810,632   2,505,362   5,554,790   5,020,543
  Provision for credit losses      25,000      25,000      25,000      25,000
  Net interest income after
provision for credit losses	    2,785,632   2,480,362   5,529,790   4,995,543

  Other operating revenue
Service charges on
deposit accounts  		              156,371     146,912     297,364     275,539
  Miscellaneous revenue   	        95,568      83,244     137,095     120,143
  Total other operating revenue   251,939     230,156     434,459     395,682

Other expenses

  Salaries and employee benefits  774,824     696,808   1,400,545   1,302,601
  Occupancy   			                 114,094      89,067     213,301     191,415
  Furniture and equipment  	       61,734      53,761     214,793     210,354
  Other operating       		        279,430     227,491     507,558     441,205
 	Total other expenses  	       1,230,082   1,067,127   2,336,197   2,145,575

Income before income taxes  	   1,807,489   1,643,391   3,628,052   3,245,650
Income taxes    		                692,772     567,451   1,327,342   1,157,880

Net income 		                $  1,114,717 $ 1,075,940 $ 2,300,710 $  2,087,770

Earnings per
common share 	             		$      1.38  $     1.33  $    2.84  $      2.58





-4-


Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)


							Six Months Ended
					                                   	June 30,	         	June 30,
                                    						1997	            		1996
Cash flows from operating activities
  Interest received 	            		$      8,201,905  $      7,818,346
  Other revenue received	                 		397,887	          425,763
  Cash paid for operating expenses	     	(2,162,450)       (2,011,754)
  Interest paid				                     	(2,902,019)       (3,015,331)
  Taxes paid       		                  		(1,358,598)       (1,779,407)
                                   						 2,176,725         1,437,617

Cash flows from investing activities

  Cash paid for premises, equipment, intangibles,
    and construction in progress			       (560,498)          (378,083)
  Net loans to customers		              	(2,601,158)      (10,029,335)
  Redemption of matured securities	      18,342,000        21,670,000
  Investment in securitie	             		(6,401,205)      (18,183,498)
  Redemption of certificates, net of
 purchases                                  194,000           293,000
                                   						 8,973,139        (6,627,916)

Cash flows from financing activities
  Net change in customer deposits       		3,433,984       	(2,232,150)
  Payment on capital lease			              (64,891)	          (66,923)
  Dividends paid                    				  (810,000)          (810,000)
                       					              2,559,093        (3,109,073)

Net increase (decrease) in cash         		13,708,957      (8,299,372)
Cash and equivalents
at beginning of period	               	 		23,802,923       42,028,482
Cash and equivalents at end of period $  	37,511,880  $    33,729,110

Reconciliation of net income to
net cash provided
from operating activities
  Net income 				                  $      2,300,710  $      2,087,770
  Adjustments
    Depreciation and amortization   		      170,145 	      164,620
    Loss on sale of securities                 -               -
    Deferred tax provision     		              -               -
    Provision for loan losses     			        25,000         25,000
    Security discount accretion,
net of premium amortization	               (184,954)       (77,752)
    Decrease (increase) in accrued interest
receivable and other assets			              (95,838)	      (154,522)
    Increase (decrease) in accrued interest
      payable and other liabilities       	 (38,338)       (607,499)
					                               $      2,176,725  $    1,437,617



Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Financial Statements




1.	Basis of Presentation

		The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and
 Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurri uarters and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for the years ending December
 31, 1997 and 1996.  For further information, refer to the financial statements and footnotes thereto for the Registrant's fiscal period ended
 December 31, 1996.
2.	New Accounting Principles

		During the first quarter of 1997, the Company adopted Financial Accounting
 Standards Board Statement No. 125 "Accounting for Transfers and Servicing of
 Financial Assets and Extinguishments of Liabilities."  Under this principle, financial assets are recognized based on the assets the Company controls and removed from the balance sheet when control is
surrendered.  Liabilities are recorded when incurred.

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

	The Bank was established in 1890 and incorporated in 1907. The Company currently engages in no business other than owning and managing the Bank. It is seeking regulatory approval to charter a second bank in the state of Delaware.

Financial Condition, Liquidity and Sources of Capital
	The major sources of liquidity of the Company arise from loan repayments, short-term investments, including federal funds sold, and an increase in core deposits. During the first quarter of the year, the Company's liquidity declines as businesses in the trade area of the Bank borrow funds to buy stock for the Summer tourist season. The Bank typically experiences a decline in deposits since these businesses are using their deposits to meet their cash flow needs. Generally, this situation reverses during osits from tourists and Summer residents. Throughout the second and third quarters the Bank maintains its high liquidity level. Funds from seasonal deposits are invested in short-term U.S. Treasury Bills and Federal Funds.
  Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 41.30% for the second quarter of 1997 compared to 42.71% for the first quarter of 1997 and 43.11% for the s

	At June 30, 1997, the Bank's interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap, as a percentage of interest-earning assets, of 14.58%. Generally asset-sensitivity indicates that assets reprice quicker than liabilities and in a rising rate environment net interest income typically increases.
  Conversely, if interest rates decrease, net interest income would decline.
 The Company has classified its demand mortgage and commercial loans e changes since the decision to call the loans and change the rates rests with the Company.
	The leverage ratios of the Bank, based on average assets for the quarters ended June 30, 1997 and 1996 were 17.30% and 16.95%, respectively. Both are substantially in excess of regulatory minimum requirements.

Results and Plan of Operation
	Net income for the three months ended June 30, 1997, was $1,114,717, or $1.38 per share, compared to $1,075,940, or $1.33 per share, for the three months ended June 30, 1996 which contributed to the year to date increase in net income of $212,940 from $2,087,770 or $2.58 per share in 1996 to $2,300,710 or $2.84 in 1997. The primary reason net income increased is from an increase in net interest income as funds have shifted from lower yielding investments to loans.

	The Bank reviewed its loan portfolio and determined the allowance, at 1.35%
 of gross loans, was adequate at June 30, 1997.  At December 31, 1996, the allowance was 1.35% of gross loans.  At June 30, 1997, no loans were nonaccruing, and only .21% of the portfolio was delinquent ninety days or more.

	The Bank employed one hundred full time equivalent employees during the second quarter of 1997. The Bank expects to maintain this level through the Summer and then reduce its staff in the Fall by several part time positions.
  Part time employees are utilized during the Summer to handle the increased work associated with the increase in seasonal tourist deposits. The Company has no employees outside those hired by the Bank.

	The Bank conducts a general commercial banking business in its service area, of Worcester County emphasizing the banking needs of individuals and small-
 to medium-sized businesses and professional concerns.  The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types ranging from daily money market accounts to longer-term certificates of dep

	The Bank also offers a full range of short- to medium-term commercial and personal loans. The Bank also originates demand mortgage loans and real estate construction and acquisition loans. Loans originated to date are anticipated to be held in the Bank's portfolio. Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is associated with the MAC network of autom offers MasterCard and VISA credit card services through a correspondent bank as an agent for the Bank.

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

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part II Other Information


Item 1	Legal Proceedings
	Not applicable

Item 2	Changes in Securities
	Not applicable

Item 3	Defaults Upon Senior Securities
	Not applicable

Item 4	Submission of Matters to a Vote of Security Holders
	The annual meeting of the stockholders was held on May 7, 1997.  The only
	 matters submitted to a vote were the items listed in the proxy statement.
	 Stockholders voted on all matters as recommended by the Board of Directors
 	in the proxy materials.

Item 5	Other information
	Not applicable.

Item 6	Exhibits and Reports on Form 8-K
	a)	Exhibits
 2.  Proxy Statement dated December 26, 1996 is incorporated by reference.

	b)	Reports on Form 8-K
There were no reports on Form 8-K filed  for the quarter 	ended June 30, 1997.






















-9



SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
 Act of1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.



		Calvin B. Taylor Bankshares, Inc.







Date: _________________	By:    /s/  Reese F. Cropper, Jr.
			Reese F. Cropper, Jr.
			President and CEO



Date: _________________	By:     /s/  William H. Mitchell
			William H. Mitchell
			Chief Financial Officer