Form 10QSB
period 1997-09-30
TAYLOR CALVIN B BANKSHARES INC
filed 1997-11-12
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION
Washington,  DC  20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

          For the quarter ended September 30, 1997

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

The registrant has 810,000 shares of common stock ($1.00 par) outstanding as of October 31, 1997.


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




























-2-



Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part I - Financial Information
Consolidated Statements of Condition
(unaudited)
Calvin B. Taylor Bankshares, Inc. and Subsidiary


					September 30,		December 31,
					1997			1996
Assets
Cash and due from banks 	                      		$ 10,829,957		$ 9,802,923
Federal funds sold 			                             22,280,403		 14,000,000
Interest-bearing deposits			                        1,229,000    1,423,000
Investment securities available for sale	           2,406,176	   2,360,400
Investment securities held to maturity
(approximate fair value of $67,160,054
 and $62,789,427)			                               66,969,689		 62,610,242
Loans, less allowance for credit losses
of $2,058,567 and $2,040,475    		                146,624,077  149,059,660
Premises and equipment			                           4,175,505    3,500,851
Accrued interest income			                           1,495,209   1,626,619
Intangible assets            			                        34,491      66,812
Deferred income taxes                       	          151,079     154,323
Other assets     				                                  103,071      36,135
				                                             $ 256,298,657$244,640,965

Liabilities and Stockholders' Equity

Deposits
  Noninterest-bearing                      			$  36,152,266 $  31,837,470
  Interest-bearing				                          176,981,133   172,460,336
    					                                       213,133,399   204,297,806
Accrued interest payable   			                      429,609		     428,451
Accrued income taxes			                              99,764	       81,197
Obligation under capital lease		                     61,720		     126,611
Other liabilities     			                             4,874         7,827
    				                                     	  213,729,366   204,941,892

Stockholders' equity
  Common stock, par value $1 per share
   authorized 2,000,000 shares, issued and
   outstanding 810,000 shares		                     810,000 	     810,000
  Capital surplus     			                        17,290,000  		17,290,000
  Retained earnings			                           24,215,568   	21,372,763
					                                            42,315,568  		39,472,763
  Net unrealized gain on securities
   available for sale
         					                                      253,723		     226,310
					                                            42,569,291    39,699,073
 				                                         $ 256,298,657 $ 244,640,965




Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)

                               				For the three months  For the nine months
                                          ended                 ended
				                              	September 30,		      	September 30,
			                              	1997    	  	1996	     1997       	1996
Interest and dividend revenue
  Loans, including fees 	      	$ 3,193,087 $ 3,129,303 $ 9,607,249 $9,151,999
  U.S. Treasury securities          740,258     738,112   2,005,109  1,794,116
  State and municipal securities    115,465     151,648     386,140    396,276
  Federal funds sold    		          454,173     398,911     909,664  1,035,448
  Deposits with banks   		           17,345      21,505      51,735     74,244
  Equity securities    		             3,322       3,234       9,878      9,636
  Total interest and
  dividend revenue                4,523,650   4,442,713  12,969,775 12,461,719

Interest expense
  Deposit interest 			            1,534,663   1,554,252   4,424,169  4,548,917
  Other  	                           -           -            1,829      3,798
Total interest expense		          1,534,663   1,554,252   4,425,998  4,552,715

   Net interest income            2,988,987   2,888,461   8,543,777  7,909,004

Provision for credit losses          -           25,000      25,000    50,000

Net interest income after
   provision for credit losses    2,988,987   2,863,461   8,518,777  7,859,004

Other operating revenue
  Service charges
  on deposit accounts               155,407     136,643     452,771    412,182
  Miscellaneous revenue    	         73,630      72,575     210,725    192,718
   Total other operating revenue    229,037     209,218     663,496    604,900

Other expenses
  Salaries and employee benefits    638,798     598,455   2,039,343  1,901,056
  Occupancy 			                     156,851     138,703     370,152    330,118
  Furniture and equipment   	        6             	        279,563    265,370
  Other operating       		          301,488     316,902     809,046    758,107
    Total other expenses  		      1,161,907   1,109,076   3,498,104  3,254,651

Income before income taxes	       2,056,117   1,963,603   5,684,169  5,209,253
Income taxes   			                  704,023     701,788   2,031,365  1,859,668

Net income                  			$  1,352,094  1,261,815	   3,652,804  3,349,585

Earnings per common share 	    $       1.67       1.56 	       4.51       4.14

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)

                                         							Nine Months Ended
					                                   	September 30,	     	September 30,
					                                       	1997             			1996
Cash flows from operating activities
  Interest received 	            	    	$ 12,803,403     	 	$ 12,245,519
  Other revenue received				                613,425 		          604,900
  Cash paid for operating expenses       (3,243,010)		       (3,003,802)
  Interest paid					                     (4,424,840)		       (4,564,631)
  Taxes paid     					                   (2,026,802)         (2,390,158)
   						                                 3,722,176           2,891,828

Cash flows from investing activities
 Cash paid for premises, equipment,
 intangibles, and construction
 in progress			                            (917,244)		         (440,974)
  Net customer loans repaid (advanced     2,410,583		        (9,344,780)
  Redemption of matured securities			    27,672,000	         36,615,000
  Investment in securities				          (31,734,780)	       (49,909,702)
  Redemption of certificates,
  net of purchases           	              194,000  	          491,000
    						                               (2,375,441)   	    (22,589,456)

Cash flows from financing activities
  Net change in customer deposits	        8,835,593   		     15,731,222
  Payment on capital lease				              (64,891)	           (66,923)
  Dividends paid					                      (810,000) 	         (810,000)
                              						      7,960,702    	     14,854,299

Net increase (decrease) in cash  			      9,307,437   	      (4,843,329)
Cash and equivalents at
beginning of period                 	    23,802,923          42,028,482
Cash and equivalents at end of period    33,110,360 		       37,185,153

Reconciliation of net income
to net cash provided
from operating activities
Net income 				                         $ 3,652,804		      $  3,349,585

Adjustments
 Depreciation and amortization    		        256,307 	           247,361
 Loss on sale of securities 			                   -         		        -
 Deferred tax provision     			             (14,004)                  -
 Provision for loan losses       			         25,000	             50,000
 Security discount accretion,
 net of premium amortization				    	      (297,782)	          (245,921)
 Decrease (increase) in accrued
 interest receivable and other assets        83,079	             29,721
 Increase (decrease) in accrued interest
 payable and other liabilities    		         16,772  	         (538,918)
                   					           $      3,722,176    $      2,891,828

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Financial Statements

1.	Basis of Presentation

		The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and
 Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
 Operating results of the quarters and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for the years ending December 31, 1997 and 1996.  For further information, refer to the financial statements and footnotes thereto for the Registrant's fiscal period ended December 31, 1996.

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

General
 	The Company was incorporated in Maryland on October 31, 1995. The Company was organized to become a bank holding company and to own and control all of the capital stock of aMaryland state bank with the name Calvin B. Taylor
 Banking Company (the "Bank"). Final regulatory and stockholder approval, to exchange the outstanding shares of the Bank for shares of the Company, was received in February, 1996.

 	The Bank was established in 1890 and incorporated in 1907. The Company currently engages in no business other than owning and managing the Bank.
 It is seeking regulatory approval to charter a second bank in the state of Delaware.

 Financial Condition, Liquidity and Sources of Capital
	The major sources of liquidity of the Company arise from loan repayments, short-term investments, including federal funds sold, and an increase in core deposits. During the first quarter of the year, the Company's liquidity declines as businesses in the trade area of the Bank borrow funds to buy stock for the Summer tourist season. The Bank typically experiences a decline in deposits since these businesses are using their deposits to meet their cash flow needs. Generally, this situation reverses during the second quarter of the year as the businesses start repaying loans, and the Bank receives seasonal deposits from tourists and Summer residents.
 Throughout the second and third quarters the Bank maintains its high liquidity level. Funds from seasonal deposits are invested in short-term
 U.S. Treasury Bills and Federal Funds. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 39.76% for the third quarter of 1997 compared to 41.30% for the second quarter of 1997 and 48.29% for the third quarter of 1996. Management considers the liquidity level is adequate. At September 30, 1997, the Company's interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap, as a percentage of interest-earning assets, of 16.89%. Generally asset-sensitivity indicates that assets reprice quicker than liabilities and in a rising rate environment net interest income typically increases.
  Conversely, if interest rates decrease, net interest income would decline.
The Company has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with the Company.

	The leverage ratios of the Bank, based on average assets for the quarters ended September 30, 1997 and 1996 were 16.45% and 16.09%, respectively. Both are substantially in excess of regulatory minimum requirements.

Results and Plan of Operation
	Net income for the three months ended September 30, 1997, was $1,352,094, or
$1.67 per share, compared to $1,261,815, or $1.56 per share, for the three months ended September 30, 1996 which contributed to the year to date increase in net income of $303,219 from $3,349,585 or $4.14 per share in 1996 to $3,652,804 or $4.51 in 1997.  The primary reason net income increased is from an increase in net interest income as funds have shifted from lower yielding investments to loans.

Results and Plan of Operation (continued)

 The Bank reviewed its loan portfolio and determined the allowance, at 1.39% of gross loans, was adequate at September 30, 1997. At December 31, 1996, the allowance was 1.35% of gross loans. At September 30, 1997, no loans were nonaccruing, and only .19% of the portfolio was delinquent ninety days or more.

	The Bank employed ninety three full time equivalent employees during the third quarter of 1997. The Bank expects to maintain this level through the fourth quarter. The Company has no employees outside those hired by the Bank.

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

	During the second quarter of 1996, the Company purchased land in Delaware. During the first quarter of 1997, the Company exercised an option on a second Delaware location. The Company plans to start a Delaware bank which it expects to open in early 1998. Plans for this expansion are in the preliminary stages. The Company cannot assure its success in entering
Delaware.  If unsuccessful, the Company will sell all land held in Delaware.






















-8-


Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part II Other Information


Item 1	Legal Proceedings
	Not applicable

Item 2	Changes in Securities
	Not applicable

Item 3	Defaults Upon Senior Securities
	Not applicable

Item 4	Submission of Matters to a Vote of Security Holders
	Not applicable

Item 5	Other information
	Not applicable.

Item 6	Exhibits and Reports on Form 8-K
	a)	Exhibits
      2.  Proxy Statement dated December 26, 1996 is incorporated by reference.
	b)	Reports on Form 8-K
		There were no reports on Form 8-K filed for the quarter ended September 30, 1997.






















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
























-10-