Form 10KSB
period 1997-12-31
TAYLOR CALVIN B BANKSHARES INC
filed 1998-03-31
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
Form 10-KSB

(Mark One)
  x  	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

     	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934 	[NO FEE REQUIRED]

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

State small business issuer's revenues for its most recent fiscal year: $18,258,544.

The aggregate market value of the Common Stock held by non-affiliates of the small business issuer on December 31, 1997, was $56,700,000. This calculation is based upon an estimation by the Company's Board of Directors of fair market value of the Common Stock of $70 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

The Company is filing delinquent Forms 10-SB, Form 3, and Schedule 13D. The aformentioned forms and schedules are for Directors, Officers, and beneficial owners of the company, and 5% owners the Company's outstanding Common Stock.

On March 4, 1998, 810,000 shares of the small business issuer's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Company's Annual report to Shareholders for the year ended December
31, 1997, is incorporated by reference in this Form 10-KSB in Part II Item 5,
Item 6, and Item 7. The Company's Proxy Statement for Annual Meeting of Shareholders to be held on May 13, 1998, is incorporated by reference in this Form 10-KSB in Part III, Item 9, Item 10, Item 11, and Item 12.

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors, or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations;
(iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

PART I

Item 1. Description of Business

General

	Calvin B. Taylor Bankshares, Inc. (the "Company") was incorporated as a Maryland corporation on October 31, 1995. The Bank is a commercial bank incorporated under the laws of the State of Maryland on December 17, The Bank operates 10 banking offices in Worcester County with the Bank's main office located in Berlin, Maryland. It is engaged in a general commercial and retail banking business serving individuals, businesses, and governmental units in Worcester County, Maryland and neighboring counties. The Company has acquired land for future Bank expansion but engaged in no other business excluding the operation of the Bank.

	The Company's holding company structure can assist the Bank in maintaining its required capital ratios because the Company may, subject to compliance with debt guidelines implemented by the Board of Governors of the Federal Reserve System (the "Board of Governors" or the "Federal Reserve"), borrow money and contribute the proceeds to the Bank as primary capital. The holding company structure also permits greater flexibility in issuing stock for cash, property, or services and in reorganization transactions. Moreover, subject to certain regulatory limitations, a holding company can purchase shares of its own stock, which the Bank may not do. A holding company may also engage in certain nonbanking activities which the Board of Governors has deemed to be closely related to banking and proper incidents to the business of a bank holding company.
These activities include making or servicing loans and certain types of leases; performing certain data processing services; acting as a fiduciary or investment or financial advisor; acting as a management consultant for other depository institutions; providing courier, appraisal, and consumer financial counseling services; providing tax planning and preparation services; providing check guaranty and collection agency services; engaging in limited real estate investment activities; underwriting, brokering, and selling credit life and disability insurance; engaging in certain other limited insurance activities; providing discount brokerage services; underwriting and dealing in certain government obligations and money market instruments and providing portfolio investment advice;
acting as a futures commission merchant with respect to certain financial instrument transactions; providing foreign exchange advisory and transactional services; making investments in certain corporations for projects designed primarily to promote community welfare; and owning and operating certain healthy savings and loans associations. Although the Company has no present intention of engaging in any of these services, if circumstances should lead the Company's management to believe that there is a need for these services in the Bank's marketing area and that such activities could be profitably conducted, the management of the Company would have the flexibility of commencing these activities upon filing notice thereof with the Board of Governors.

Location and Service Area

	The Bank conducts a general commercial banking industry in its primary service area, emphasizing the banking needs of individuals and small
- to medium-sized businesses and professional concerns. The Bank operates from ten branches located throughout Worcester County, Maryland. The Bank draws most of its customer deposits and conducts most of its lending transactions from within its primary service area which encompasses Worcester County,Maryland and neighboring counties.

	Worcester County is located along the shores of the Atlantic Ocean and has experienced growth in population in recent years. The area is growing as both a resort and retirement community.

	The principal components of the economy of Worcester County are tourism and agriculture. Berlin has a strong component of health-care related businesses. The tourist businesses of Ocean City, Maryland, with health-care facilities in Berlin, Maryland (including Berlin Nursing Home and Atlantic General Hospital) are the largest employers in the County. The largest Industrial employers are Perdue Farms and Hudson Farms.

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

Competition

	The Bank faces strong competition in all areas of its operations.
The competition comes from entities operating in Worcester County and neighboring counties and includes branches of some of the largest banks in Maryland, Delaware, and Virginia. Its most direct competition for deposits historically has come from other commercial banks, savings banks, savings and loan associations, and credit unions operating in Worcester County, Maryland. The Bank competes for deposits with money market mutual funds and corporate and government securities. The Bank competes with the same banking entities for loans, as well as mortgage banking companies and other institutional lenders. The competition for loans varies from time to time depending on certain factors. These factors include, among others, the general availability of dependable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market, and other factors which are not readily predictable.

	At December 31, 1997, there were six other commercial banks and two savings banks operating in Worcester County, together accounting for twenty banking offices.

Employees

	As of December 31, 1997, the Bank had 95 full-time employees and 4 part-time employees. The Company's operations are conducted through the Bank. Consequently, the Company does not have separate employees. None of the employees of the Bank are represented by any collective bargaining unit. The Bank considers its relations with its employees to be good.

SUPERVISION AND REGULATION

	The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following is a brief summary of certain statutes, rules, and regulations affecting the Company and the Bank.
To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company. The banking industry is also likely to change significantly as a result of the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The operations of the
 Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

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

	Investments, Control, and Activities. With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank, acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

	In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Because the Company's Common Stock is registered under the Securities Exchange Act of 1934, under Federal Reserve regulations control will be rebuttably presumed to exist if a person acquires least 10% of the outstanding shares of any class of voting securities of the Company. The regulations provide a procedure for challenge of the rebuttable control presumption.

	Under the BHCA, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of t he voting shares of any company engaged in nonbanking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

	Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. The Bank may be required to indemnify, or cross-guarantee, the FDIC against losses it incurs with respect to any other Bank controlled by the Company, which in effect makes the Company's equity investments in healthy bank subsidiariesavailable to the FDIC to assist any failing or failed bank subsidiary of the Company.

The Bank

	General. The Bank operates as a state nonmember banking association incorporated under the laws of the State of Maryland and is subject to examination by the FDIC and the Commissioner. Deposits in the Bank are insured by theFDIC up to a maximum amount
(generally $100,000 per depositor, subject to aggregation rules).
The Commissioner and FDIC regulate or monitor all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits,interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices.
The FDIC requires the Bank to maintain certain capital ratios and imposes limitations on the Bank's aggregate investment in real estate, bank premises, and furniture and fixtures.
The Bank is required by the FDIC and the Commissioner to prepare quarterly reports on the Bank's financial condition.

	Under FDICIA, all insured institutions must undergo periodic on-site examination by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate.
  Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable).
FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market valueof assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition, or other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to:(i) internal controls, information systems, and audit systems; (ii) loan documentation;
(iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

	Transactions With Affiliates and Insiders.  The Bank is subject to
Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investment in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates.
  In addition, most of these loans and certain other transactions must be secured in prescribed amounts. The Bank is also subject to Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliate companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests.
  Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

	Branching. Under Maryland law, the Bank may open branches state-wide, subject to the prior approval of the Commissioner and the FDIC.
  Maryland law permits banking organizations in other states to acquire Maryland banking organizations, as long as such states grant similar privileges for acquiring banking organizations in their states to banking organizations in Maryland, by opening a de novo branch, by acquiring an existing branch from a Maryland depository institution, or as a result of an interstate merger with a Maryland banking organization. The Company is planning to open a new Bank in the State of Delaware. The new bank will be subject to the laws of the State of Delaware.

	Community Reinvestment Act. The Community Reinvestment Act requires that each insured depository institution shall be evaluated by its primary federal regulator with respect to its record in meeting the credit needsof its local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The Bank received a satisfactory rating in its most recent evaluation.

	Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank are also subject to the Right to Financial Privacy
 Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Deposit Insurance

	The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (BIF and SAIF) are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. During 1996, the FDIC revised the range of premiums from $.00 to $.31 per $100 in deposits.

	The assessment rate for the Bank is currently $1,000 for each six-month period.In addition to the FDIC assessment, banks are required to pay an assessment to the Financial Corporation (FICO) to service the interest on its bond obligations. For the first semi-annual period of 1997, the FICO assessment rate was 1.30 basis points for BIF deposits. The insurance assessment will remain at $.00 to $.31 per $100 in deposits through June, 1998.
Any increase in deposit insurance premiums for the Bank will increase the Bank's cost of funds, and there can be no assurance that such costs can be passed on to the Bank's customers.

Dividends

	The principal source of the Company's cash revenues comes from dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company depends on the Bank's earnings and capital position and is limited by federal and state laws, regulations, and policies. The Federal Reserve has stated that bank dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which earnings are impaired.


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

Capital Regulations

	The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance sheet exposure, and minimize disincentives for holding liquid assets. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of minimums. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity before the unrealized gains and losses on securities available for sale, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles, and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

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

	FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories for compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1997, the Company and the Bank were qualified as "well capitalized." See "Item 6. Management's Discussion and Analysis or
Plan of Operation - Capital."












Item 2. Description of Property

	The Company has a main office and nine branch locations, all of which are owned by the Company. The locations are described as follows:

OFFICE			LOCATION	                                       	Square Footage

Main Office		24 North Main Street, Berlin, Maryland 21811		6,500
East Berlin Office	10524 Old Ocean City Boulevard, Berlin, Maryland 21811		1,500
20th Street Office	100 20th Street, Ocean City, Maryland 21842		3,100
Ocean Pines Office	11003 Cathell Road, Berlin, Maryland 21811		2,420
Mid-Ocean City Office	9105 Coastal Highway, Ocean City, Maryland 21842		1,984
North Ocean City Office	14200 Coastal Highway, Ocean City, Maryland 21842		2,545
West Ocean City Office	9923 Golf Course Road, Ocean City, Maryland 21842		2,496
Downtown Pocomoke Office	144 Market Street, Pocomoke, Maryland 21851		3,240
South Pocomoke Office	121 Ames Plaza, Pocomoke, Maryland 21851		1,715
Snow Hill Office	108 West Market Street, Snow Hill, Maryland 21863		3,773

	The Main Office is the centralized location for all nine branches; that is to say that all proof and bookkeeping is performed there.

	Each branch has a manager that also serves as its loan officer as well, with exception of the East Berlin Office which does not have a loan officer.  All ten offices participate in normal day-to-day banking operations.

	Five offices offer automated teller machines; these being the 20th Street, Ocean Pines, Mid-Ocean City, West Ocean City, and South Pocomoke Offices. The Company operates one automated teller machine which is located off premises at a local hospital.


Item 3. Legal Proceedings

	There are no material pending legal proceedings to which the Company or the Bank or any of their properties are subject.


Item 4. Submission of Matters to a Vote of Security  Holders

	There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of 1997.

PART II


Item 5. Market for Common Equity and Related Stockholder Matters

	In response to this Item, the information included on page 15 of the Company's Annual Report to Shareholders for the year ended
December 31, 1997, is incorporated herein by reference.


Item 6. Management's Discussion and Analysis or Plan of Operation

	In response to this Item, the information included on pages 2 through 14 of the Company's Annual Report to Shareholders for the
year ended December 31, 1997, is incorporated herein by reference.


Item 7. Financial Statements

	In response to this Item, the information included on pages 16 through 38 of the Company's Annual Report to Shareholders for the year ended December 31, 1997, is incorporated herein by reference.





PART III
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

	Not applicable.


Item 9. Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act

	The table below sets forth certain information about the nominees and officers, including age, position with the Company, and position the Calvin
B.  Taylor Banking Company (the "Bank), the Company's wholly owned banking
C.  subsidiary. All of the nominees are currently directors of the Company
D.  and the bank are nominated as directors. Each of the nominees has
E.  been a director of the Company since its formation on October 31, 1995.

				     Title or Position with the
Name			Age		Corporation		Title or Position with the Bank

James R. Bergey, Jr.	  42	     Director			   	Director
James R. Bergey, Sr.	  63	     Senior Vice President,			Senior Vice President,
				     Secretary and Director			Manager of Ocean City
									Branches, and Director
Richard L. Bunting.	  68	     Director			 	Director
John H. Burbage, Jr. 	  54	     Director			 	Director
Reese F. Cropper, Jr.	  55	     President, Chief Executive		President, CEO
Director
Hale Harrison.		  50	     Director			   	Director
Gerald T. Mason		  49	     Director				Director
William H. Mitchell	  48	     Treasurer				Vice President and Cashier
Joseph E. Moore		  54	     Director				Director
Horace D. Quillin, Sr.	  69	     Director				Director
Michael L. Quillin, Sr.	  58	     Director			   	Director
Hugh F. Wilde, Sr.	  69	     Director				Director



Item 10. Executive Compensation

The table below presents a summary of the compensation for the last three fiscal years of Mr. Reese F. Cropper , Jr., Chief Executive Officer and President of the Company and Bank, and Mr. James R. Bergey, Sr., Senior
Vice President and Secretary of the Company and Bank. No other executive officers of the Company and Bank received an annual salary and bonus which exceeded $100,000 during any of the past three fiscal years.

Annual Compensation

Name and Principal Position	Year	   Salary		Bonus	 All Other Compensation (1)

Reese F. Cropper, Jr. - President
and Chief Executive Officer
   	1997	$157,300		                    6,642			  3,325
				1996	$142,509		                    5,720			  3,153
				1995	$115,623	                  	  4,818			  2,299

James R. Bergey, Jr., Senior
Vice President and Secretary
    1997	$113,740		                    4,890			  1,450
				1996	$102,959		                    4,136			  1,411
				1995	$ 93,640	                 		  3,760			  1,432



(1) Represents benefits paid by the bank in connection with the use of an automobile.


	Directors of the Company received a fee of $440 for each board meeting attended and $440 for each of the Bank's executive committee meetings attended. The Company also paid a director emeriti fee of $160 for each board meeting attended. Two directors, Richard L. Bunting and Horace D, Quillin, Sr., are paid by salary rather than a director's fee. Mr. Bunting and Mr. Quillin received a salary of $33,068 each in 1997. The total fees paid by the Company to directors, excluding Mr. Cropper, Mr. Bergey, Mr. Bunting, and Mr. Quillin, during 1997, were $61,200.



Item 11. Security Ownership of Certain Beneficial Owners and Management

	In response to this item, the information included on pages 7 through 8 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 1998, is incorporated herein by reference.

The table below sets forth certain information about the nominees and officers, including age, position with the Company, and position the Calvin B. Taylor Banking
Company (the "Bank), the Company's wholly owned banking subsidiary. All of the nominees are currently directors of the Company and the bank are nominated as directors. Each of the nominees has been a director of the Company since its formation on October 31, 1995.

				     Title or Position with the
Name			Age		Corporation		Title or Position with the Bank

James R. Bergey, Jr.	  42	     Director			   	Director
James R. Bergey, Sr.	  63	     Senior Vice President,			Senior Vice President,
                      				     Secretary and Director			Manager of Ocean City
								                                               	Branches, and Director
Richard L. Bunting.	  68	     Director			 	Director
John H. Burbage, Jr.	 54      Director			 	Director
Reese F. Cropper, Jr. 55      President, Chief Executive		President, Chief Exec.
				                          Officer, and Director		    	Officer, and Director
Hale Harrison.		      50	     Director			   	Director
Gerald T. Mason		     49	     Director   				Director
William H. Mitchell	  48	     Treasurer		  		Vice President and Cashier
Joseph E. Moore		     54      Director    			Director
Horace D. Quillin, Sr. 	  69	     Director				Director
Michael L. Quillin, Sr.	  58	     Director		 	Director
Hugh F. Wilde, Sr.	       69	     Director				Director

	Mr. James R. Bergey, Jr. was first elected as a Director of the Bank on February 2, 1994. His current term expires May, 1998. Mr. Bergey became a Director of the Company on October 31, 1995. Mr. Bergey is a Certified Public Accountant and a Partner with Faw, Casson, & Co., LLP in Ocean City, Maryland. He is also Chairman of the Board of Directors of Atlantic General Hospital in Berlin, Maryland.

	Mr. James R. Bergey, Sr. was first elected as a Director of the Bank on February 4, 1987. His current term expires May, 1998. Mr. Bergey became a Director, Senior Vice President, and Secretary of the Company on October 31, 1995. Mr. Bergey has been employed by the Bank since 1954.

	Mr. Richard L. Bunting was first elected Director of the bank on February 3, 1988. His current term expires May, 1998. He is also a member of t he Bank's Executive Committee. Mr. Bunting became a Director of the Company on October 31, 1995. He is the retired President and owner of William B. Tilghman Co., in Pocomoke, Maryland.

	Mr. John H. Burbage, Jr. was first elected as a Director of the Bank on February 4, 1987. His current term expires May, 1998. Mr. Burbage became a Director of the Company on October 31, 1995. Mr. Burbage is the owner of Mystic Harbour Development Co., Mystic Harbour Utility Co., Bethany
Land Co., and Style Guide Clothing Stores.

	Mr. Reese F. Cropper, Jr. has been employed by the Bank since May 1962 and was elected President in January 1974. Mr. Cropper was first elected Director of the Bank on March 6, 1974. His current term expires May, 1998. He is a member of the Executive Committee of the Bank. Mr. Cropper became President, Chief executive officer, and a director of the Company on October 31, 1995. He is the past president of the Maryland Bankers Association and he serveda six year term as a member of the Banking Board of the State of Maryland from 1983 to 1989. Mr. Cropper is also a Director of Atlantic General Hospital.

	Mr. Hale Harrison was first elected as a Director of the Bank on January 8, 1975. His current term expires May, 1998. Mr. Harrison became a Director of the Company on October 31, 1995. He owns and operates several motels and restaurants in Ocean City, Maryland. Mr. Harrison serves as a member of the board of directors and as a member of the finance committee of Atlantic General Hospital.

	Mr. Gerald T. Mason was first elected as a Director of the bank on February 2, 1994. His current term expires May, 1998. Mr. Mason became a Director of the Company on October 31, 1995. Mr. Mason is the Administrator for Worcester County and serves as a director of Hospice.

	Mr. Joseph E. Moore was first elected Director of the Bank on November 3, 1976. His current term expires May, 1998. Mr. Moore became a Director of the Company on October 31, 1995. Mr. Moore is a Partner at the law firm Williams, Hammond, Moore, Shockley & Harrison, P.A. He is the Chairman of the Berlin Board of Zoning Appeals and a member of the board of directors at Atlantic General Hospital.

	Mr. Horace D. Quillin, Sr. was first elected as Director of the Bank on August 2, 1972. His current term expires May, 1998. Mr. Quillin became a Director of the Company on October 31, 1995. He is the Chairman of the Executive Committee. He is the retired owner and operator of Berlin Ice Company in Berlin, Maryland.

	Mr. Michael L. Quillin, Sr. was first elected Director of the Bank on December 6, 1978. His current term expires May, 1998. Mr. Quillin became a
 Director of the Company on October 31, 1995. Mr. Quillin owns and operates several motels in Ocean City, Maryland. He is a director and treasurer of the Quillin Foundation. Mr. Quillin is also a member of the Ocean City Chamber of Commerce.

	Mr. Hugh F. Wilde. Sr. Was first elected as a Director of the Bank on December 12, 1967. His current term expires May, 1998. Mr. Wilde became a Director of the Company on October 31, 1995. He is the President of the Executive Corporation and a Partner in W.I.I. Ltd. Partnership.
Mr. Wilde operatesa motel in Ocean City, Maryland and is a member of the ocean City Chamber of Commerce.

	Mr. William H. Mitchell has been employed by the Bank since June 1970. He became Vice President of the Bank on February 3, 1988. Mr. Mitchell became Cashier of the Bank on February 5, 1986. He became Treasurer of the Corporation on October 31, 1995.


Item 12. Certain Relationships and Related Transactions

	In response to this item, the information included on page 8 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 1998, is incorporated herein by reference.

There are two sets of directors that have a family relationship. James R. Bergey, Sr. is the father of James R. Bergey, Jr.; and Reese F.
Cropper, Jr. and Joseph E. Moore are first cousins.

	None of the directors of the Company and the Bank have been involved in any administrative or criminal proceedings. Mr. Mitchell has not been involved in any administrative or criminal proceedings.


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
		No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.



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



EXHIBIT 13

ANNUAL REPORT TO SHAREHOLDERS
FOR THE YEAR ENDED DECEMBER 31, 1997

Calvin B. Taylor Bankshares, Inc.



1997 Annual Report

Calvin B. Taylor Banking Company

BUSINESS OF THE COMPANY

	Calvin B. Taylor Bankshares, Inc. (the "Company") was incorporated as a Maryland corporation on October 31, 1995, to become a one-bank holding company by acquiring all of the capital stock of Calvin B. Taylor Banking Company (the "Bank"). The Bank was incorporated under the laws of the State of Maryland on December 17, 1907. The Bank was organized as a nonmember state bank under the laws of the State of Maryland. The Bank is engaged in a general commercial banking business, emphasizing in its marketing the Bank's local management and ownership, from its main office location in its primary service area of WorcesterCounty and its neighboring counties. The Bank offers a full range of depositservices that are typically available in most banks and savings and loan associations, includingchecking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts.
The Bank also offers a full range of short- to medium-term commercial and personal loans. The Bank also originates and holds or sells into the secondary market fixed and variable rate mortgage loans and real estate construction and acquisition loans.
Other bank services include cash management services, safe deposit boxes, travellers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein.

Overview
	Consolidated income of the Company is derived primarily from operations of the Bank. The 1997 net income was $4,934,903, compared to $4,535,641 for 1996. The Company continued its history of above average earnings with a return on equity of 11.90% and return on assets of 1.99% for 1997, compared to returns of 11.71% and 1.87% for 1996.

Results of Operations
	The Company reported net income of $4,934,903, or $6.09 per share, for the year ended December 31, 1997, which was an increase of $399,262, or 8.80%, over the net income of $4,535,641, or $5.60 per share, for the year ended December
31, 1996. The primary reason for the change in profitability is the increase in net interest income.

	Net interest income increased $737,565, or 6.88%, to $11,464,583 in 1997, from $10,727,018 in 1996. This increase in net interest income was the result of an increase in interest revenue of $611,837 and a decrease in interest expense of $125,728. The yield on interest-earning assets increased to 7.60% in 1997, from 7.53% in 1996, while the combined yield on deposits and borrowed funds decreased to 2.90% from 3.01% for the same period.
  Net interest income increased primarily because the balance of interest-earningassets grew faster than the balance of deposits and borrowed funds. A secondary cause of the increase in net interest income is the decline in the cost of funds.

	The provision for loan losses was $50,000 in 1997, a decrease of $143,000 from the $193,000 provision in 1996. The decreased provision is the result of a $1,839 decrease in net charge-offs for 1997, while the loan portfolio growth slowed during 1997. During 1997, the Company had net charge-offs of $9,677 which was .01% of average loans while during 1996 there were net charge-offs of $11,516.

	Both noninterest income and noninterest expense changed by less than 8.00% during 1997, compared to 1996. Discussion of these items is presented later under their respective headings.

Net Interest Income
	The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balance of interest-earning assets and funding sources and the various rate spreads between the interest-earning assets and the Company's funding sources.
The table "Average Balances, Income and Expenses, and Rates" which follows shows the Company's average volume of interest-earning assets and interest-bearing liabilities for 1997 and 1996, and related income/expense and yields. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities.
The volume of interest-earning assets and interest-bearing liabilities is affected by the ability to manage the earning-asset portfolio (which includes loans), and the availability of particular sources of funds, such as noninterest bearing deposits. The table "Analysis of Changes in Net Interest Income" shows the amount of net interest income change from rate changes and from activity changes.

	The key performance measure for net interest income is the "net margin on interest-bearing assets," or net interest income divided by average interest-earning assets. The Company's net interest margin for 1997, was 5.03% compared to 4.84% for 1996. Because most of the loans of the Bank are written with a demand feature, the income of the Bank should not change dramatically as interest rates change. Management of the Company expects to maintain the net margin on interest-earning assets. The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities.
Although such expectations arebased on management's judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management's expectations cannot be assured.


Average Balances, Interest, and Yields

For the Year Ended                                For the Year Ended

December 31, 1997                         December 31, 1996
Average balance   Interest   Yield            Average balance   Interest   Yield

Assets

Federal funds sold and
securities sold
under repurchase
agreements$21,772,942 $1,213,039 5.57% $23,969,126 $1,259,685 5.26%
Interest bearing
deposits    1,243,208     69,397 5.58%   1,704,150     95,268 5.59%

Investment
securities:
U. S.
Treasury   47,767,048  2,856,937 5.98%  43,711,492  2,583,671 5.91%
State and
municipal  11,991,438    706,528 5.89%  13,903,680    801,909 5.77%
Other         249,030     20,000 8.03%     239,800     17,511 7.30%
Total
investment
securities 60,007,516  3,583,465 5.97%  57,854,972  3,403,091 5.88%
Loans:
Commercial 15,039,707  1,272,668 8.46%  15,633,923  1,367,904 8.75%
Mortgage  131,512,234 11,012,492 8.37% 124,541,433 10,420,312 8.37%
Consumer    5,010,982    510,50010.19%   5,093,110    530,99010.43%
Total
loans     151,562,923 12,795,660 8.44% 145,268,466 12,319,206 8.48%
Allowance
for loan
losses      2,053,552                    1,882,458
Total
loans, net
of
allowance 149,509,371 12,795,660 8.56% 143,386,008 12,319,206 8.59%
Total
interest-earning
assets    232,533,037 17,661,561 7.60% 226,914,256 17,077,250 7.53%
Noninterest-bearing
cash        9,997,110     -             10,031,886     -
Premises
and
equipment   3,967,373     -              3,526,237     -

Other
assets      1,839,672     -              1,776,380     -

Total
assets  $ 248,337,192 17,661,561     $ 242,248,759 17,077,250


Liabilities and Stockholders' Equity

Interest-bearing
Deposits
Savings
and NOW
deposits $ 53,793,965  1,389,996 2.58%  52,217,712  1,360,659 2.61%
Money market
and
supernow   55,012,180  1,497,011 2.72%  53,398,291  1,486,936 2.78%
Other
time
deposits   62,944,109  3,078,856 4.89%  63,458,397  3,242,018 5.11%
Total
interest-bearing
deposits  171,750,254  5,965,863 3.47% 169,074,400  6,089,613 3.60%
Borrowed
funds          80,743      1,820 2.25%     135,884      3,798 2.80%
Total interest-bearing
liabilities171,830,997 5,967,683 3.47% 169,210,284  6,089,613 3.60%
Noninterest-bearing
deposits   34,304,946     -             33,499,139     -

          206,135,943  5,967,683       202,709,423  6,093,411

Other
liabilities   738,550     -                820,691     -
Stockholders'
equity     41,462,699     -             38,718,645     -

Total liabilities
and
stockholders'
equity $  248,337,192  5,967,683       242,248,759   6,093,411

Net interest
spread                          4.13%                            3.93%
Net interest income   11,693,878        10,983,839
Net margin on
interest-earning
assets                          5.03%                            4.84%

Interest on tax-exempt securities, including dividends, are reported on fully taxable equivalent basis.


Analysis of Changes in Net Interest Income

                     Year ended December 31,          Year ended December 31,
                     1997 compared with 1996          1996 compared with 1995
                     variance due to                  variance due to

                     Total    Rate    Volume          Total    Rate     Volume

Earning assets

Interest bearing
deposits           $(25,871) (104)   (25,767)       $(19,813)  4,324   (24,137)
Federal funds
sold                (46,646) 68,873 (115,519)        142,948 (86,922)  229,870
Investment securities:
U. S. Treasury      273,266  33,583  239,683         (51,095) 61,263  (112,358)
U. S. Agency        (95,381) 14,955 (110,336)        157,715  (1,457)  159,172
Other                 2,489   1,815      674           4,905   3,683     1,222
Loans:
Demand and time     (95,236)(43,242) (51,994)        198,482   3,412   195,070
Mortgage            592,180   8,724  583,456         528,199 (10,752)  538,951
Installment         (20,490)(11,924)  (8,566)        (18,433)  4,753   (23,186)
Total interest
revenue             584,311  72,680  511,631         942,908 (21,696)  964,604

Interest-bearing liabilities

Savings and NOW
deposits            29,337  (11,803)  41,140        (62,047)(105,360)   43,313
Money market
and supernow        10,075  (34,791)  44,866        (99,684) (65,391)  (34,293)
Other time
deposits          (163,162)(136,882) (26,280)       477,137  125,456   351,681
Other borrowed
funds               (1,978)    (434)  (1,544)        (2,007)    (162)   (1,845)

Total interest
expense           (125,728)(183,910)  58,182        313,399  (45,457)  358,856

Net interest
income         $   710,03   256,590  453,449        629,509   23,761   605,748


Interest on tax-exempt securities, including dividends, are reported on fully taxable equivalent basis.

The variance that is both rate/volume related is reported with the rate variance.

Composition of Loan Portfolio

	Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $149,509,371 and $143,386,008 during 1997 and 1996, respectively, which constituted 64.30% and 63.19% of average interest-earning assets for the periods. At December 31, 1997, the Company's loan to deposit ratio was 71.18% compared to 72.96% at December 31, 1996, while the 1997 average loans to average deposits were 72.56%. The Bank extends loans primarily to customers located in and near Worcester County. There are no industry concentrations in the Bank's loan portfolio. The Bank does, however, have a substantial portion of its loans in real estate and its performance will be influenced by the real estate market in the region.

Compositon of Loan Portfolio
                                      December 31,
                   1997                              1996
                           Percent                            Percent
                  Amount   of total                 Amount    of total

Commercial  $ 13,237,003   8.87%                16,481,935    10.91%
Real estate  129,549,396  86.79%               127,381,520    84.30%
Construction   1,372,853   0.92%                 2,277,132     1.51%
Consumer       5,112,378   3.42%                 4,959,548     3.48%

Total loans  149,271,630 100.00%               151,100,135   100.00%

Less allowance for credit losses
               2,080,798                         2,040,475
Net loans    147,190,832                       149,059,660


Loan Maturity Schedule and Sensitivity to Changes in Interest Rates
                                  December 31, 1997

                                 Over one
               One year          through        Over five
               or less           five years     years             Total

Commercial   $  13,237,003          -              -           13,237,003
Real estate    129,549,396          -              -          129,549,396
Construction     1,372,853          -              -            1,372,853
Consumer           436,889       4,122,176      553,313         5,112,378
Total          144,596,141       4,122,176      553,313       149,271,630

Fixed interest
rate         $     436,889       4,122,176      553,313         5,112,378
Variable interest
rate (demand)  144,159,252          -              -          144,159,252
Total          144,596,141       4,122,176      553,313       149,271,630


As of December 31, 1997, $144,159,252, or 96.58%, of the total loans were either variable arte loans or loans written on demand.

The Company has the following commitments, lines of credit, and letters of credit outstanding as of December 31, 1997 and 1996, respectively.

                                   1997                        1996
Construction loans         $  2,616,516               $   6,948,259
Other loan commitments        1,981,942                   4,500,515
Standby letters of credit     1,119,080                   1,162,117

Total                      $  5,717,538               $  12,610,891

The following table sets forth the composition of the Company's loan portfolio as of December 31, 1997 and 1996, respectively.

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

	For significant problem loans, management's review consists of evaluation of the financial strengths of the borrowers and guarantors, the related collateral, and the effects of economic conditions. The overall evaluation of the adequacy of the total allowance for loan losses is based on an analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions. Although the Bank has a history of low loan charge-offs, its current policy is to maintain an allowance of approximately 1.35% of gross loans unless management's evaluation of the risk associated with each loan indicates that the allowance should be higher. This allowance may be increased for reserves for specific loans identified as substandard during management's loan review.

	The table "Allocation of Allowance for Loan Losses" which follows shows the specific allowance applied by loan type and also the general allowance included in the December 31, 1997 and 1996, allowance for loan losses.

	The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate.  As of December 31, 1997 and 1996, the respective allowance for loan losses were 1.39% and 1.35% of outstanding loans.


Allocation of Allowance for Loan Losses

                         1997                              1996

Commercial         135,128   6.49%                   191,819   9.40%
Real estate        749,644  36.03%                   665,194  32.60%
Construction         5,491   0.26%                     9,109   0.45%
Consumer           158,785   7.63%                   159,296   7.81%
Commitments         22,992   1.10%                    57,244   2.81%
General          1,008,758  48.49%                   957,813  46.93%

Total          $ 2,080,798  100.00%              $ 2,040,475   100.00%



Allowance for Loan Losses

                                1997                              1996



Balance at beginning
of year                     $  2,040,475                      $  1,858,991

Loan losses:
 Commercial                       -                                    196
 Mortgages                        13,701                             4,694
 Consumer                          4,854                            18,105

Total loan losses                 18,555                            22,995


Recoveries on loans
previously charged off:
 Commercial                          198                               425
 Consumer                          8,680                            11,054

Total loan recoveries              8,878                            11,479


Net loan losses                    9,677                            11,516
Provision for loan losses
charged to expense                50,000                           193,000

Balance at end of year       $ 2,080,798                       $ 2,040,475


Allowance for loan losses
to loans outstanding
at end of year                     1.39%                             1.35%


Net charge-offs to
average loans                      0.01%                             0.01%


	As a result of management's ongoing review of the loan portfolio, loans are classified as nonaccrual when it is not reasonable to expect collection of interest under the original terms. These loans are classified as nonaccrualeven though the presence of collateral or the borrower's financial strength may be sufficient toprovide for ultimate repayment.
Interest on nonaccrualloans is recognized only when received. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

	The Company had no nonperforming loans at December 31, 1997, while year-end 1996 nonperforming loans totaled $67,194. Where real estate acquired by foreclosure and held for sale is included with nonperforming loans, the result comprises nonperforming assets. Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of December 31, 1997 or 1996.

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

	Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) were 45.14% of average deposits for 1997, compared to 46.19% for 1996.

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

	The interest rate sensitivity position at December 31, 1997, is presented in the table "Interest Sensitivity Analysis." The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table.
The Company was asset-sensitive for all time horizons. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.


Interest Sensitivity Analysis

                                 December 31, 1997
                           After three
                 Within    but within    After one
                 three      twelve       but within     After
                 months     months       five years   five years    Total

Assets

Earning assets:
Federal funds
sold           20,207,703  $  -          $  -         $  -         $ 20,207,703
Interest-bearing
deposits          100,000     935,000       194,000      -            1,229,000
Investment
securities     18,330,186  22,310,552    22,608,522     2,310,000    65,559,260
Loans         144,214,543     381,598     4,122,176       553,313   149,271,630

Total earning
assets     $  182,852,432  23,627,150    26,924,698     2,863,313   236,267,593



Liabilities
Interest-bearing
liabilities:
Money market   55,482,239     -             -            -           55,482,239
Savings and
NOW deposits   55,214,983     -             -            -           55,214,983
Certificates
$100,000 and
over            1,490,525   5,653,695     1,203,917      -            8,348,137
Certificates
under $100,000 17,566,176  27,644,757     9,443,318      -           54,654,251

Total
interest-bearing
liabilities  129,753,923   33,298,452    10,647,235      -          173,699,610

Period gap    53,098,509   (9,671,302)   16,277,463   2,863,313      62,567,983

Cumulative
gap           53,098,509   43,427,207    59,704,670  62,567,983      62,567,983


Ratio of
cumulative gap
to total earning
assets            22.47%       18.38%      25.27%       26.48%          26.48%


	The table "Investment Securities Maturity Distribution and Yields" shows that as of December 31, 1997, $40,640,738 of the investment portfolio matures in one year or less.  The balance of the debt securities mature within five years except for the only debt security classified as "available-for-sale."
The funds invested in federal funds sold provide liquidity so that only debt securities with an original maturity in excess of ten years have been classified as "available-for-sale."  Other sources of liquidity include letters of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks.  The total
lines of credit available from correspondent banks at December 31, 1997, was $15,000,000.



Investment Security Maturity Distribution and Yields


                       1997                            1996
                                    Year-end                      Year-end
                                    tax equivalent                tax equivalent
                    Book value      yields          Book value    yields

U.S. Treasury
securities:

One year or less $  34,909,733        5.76%      $  21,739,065     5.56%

Over one
through five        18,980,412        6.00%         25,452,039     6.12%

Over ten years       2,310,000        7.29%          2,125,000     7.29%

Total U.S. Treasury
securities          56,200,145        5.90%         49,316,104     5.92%


State, county, and
municipal
securities:

One year or less     5,731,005        5.74%          7,843,837     5.75%

Over one through
five                 3,628,110        6.10%          7,575,301     6.14%

Over ten years            -             - %               -          - %

Total state, county,
and municipal
securities           9,359,115        5.88%         15,419,138     5.94%


Total investment
securities:

One year or less    40,640,738        5.75%         29,582,902     5.61%

Over one
through five        22,608,522        6.02%         33,027,340     6.12%

Over ten years       2,310,000        7.29%          2,125,000     7.29%

Total debt
securities          65,559,260        5.90%         64,735,242     5.92%


Equity securities      263,450        8.03%            235,400     8.33%

Total securities $  65,822,710        5.91%      $  64,970,642     5.93%

Yields are calculated based on amortized cost.


Deposits and Other Interest-Bearing Liabilities

	Average interest-bearing liabilities increased $2,620,713, or 1.55%, to $171,830,997 in 1997, from $169,210,284 in
1996.  Average interest-bearing  deposits  increased $2,675,404, or 1.58%,
1997.   to  $171,750,254 in  1997, from  $169,074,400  in  1996,
while average demand deposits increased $805,807, or 2.41% to $34,304,946 in 1997, from $33,499,139 in 1996. A December 31, 1997, total deposits were $206,793,198, compared to $204,297,806 at December 31, 1996, an increase of 1.22%.

	The following table sets forth the deposits of the Company by category as of December 31, 1997 and 1996, respectively.

                                        December 31,
                            1997                               1996
                                Percent of                         Percent of
                     Amount     deposits                Amount     deposits
Demand deposit
accounts         33,093,588     16.00%              31,837,470     15.58%

NOW accounts     23,836,816     11.53%              23,873,331     11.69%

Money market
and Supernow
accounts         55,482,239     26.83%              53,907,865     26.39%

Savings
accounts         31,378,167     15.17%              30,003,012     14.69%

Time deposits
less than
$100,000         54,654,251     26.43%              55,270,915     27.05%

Time deposits
of $100,000
or more           8,348,137      4.04%               9,405,213      4.60%


Total deposits  206,793,198    100.00%             204,297,806    100.00%


	Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits increased $3,552,468 during 1997. Deposits, and particularly core deposits, have been the Company's primary source of funding and have enabled the Company to meet both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future. The maturity distribution of the Company's time deposits over $100,000 at December 31, 1997, is shown in the following table.


                                       December 31, 1997

                                              After six
                               After three    through      After
               Within three    through        twelve       twelve
               months          six months     months       months    Total


Certificates
ofdeposit
of $100,000
or more      $ 1,490,525     $ 5,653,695    $ 1,203,917      -     $ 8,348,137


	Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets using large certificates of deposit obtained through brokers. These brokered deposits are generally expensiveand are unreliable as long-term funding sources. Accordingly, the Company does not accept brokered deposits.

	Borrowed funds consist of an obligation under capital lease which is paying down over the five year lease term which expires in 1998.



Noninterest Income

	Noninterest income for 1997 was $853,278, compared to noninterest income in 1996 of $791,305, an increase of $61,973, or 7.83%. The Bank has restructured its credit card merchant fees which resulted in an increased in credit card income of $18,115. Service charges on deposits have grown with the growth in deposits while the Bank has implemented only a modest increase in the fee schedule.

	The following table presents the principal components of noninterest income for the years ended December 31, 1997 and 1996, respectively.


                          Noninterest Income

                               1997                     1996

Serivice charges on
deposit accounts         $  607,647               $  567,154

Other noninterest
revenue                     245,631                  224,151

Total noninterest
income                   $  853,278               $  791,305



Noninterest income as
a percentage of average
total assets                  0.34%                    0.33%


Noninterest Expense

	Noninterest expense increased by $325,286, or 7.54%, from $4,314,750 in 1996 to $4,640,036 in 1997. Increased personnel costs were due primarily to annual raises. Other operating expenses have increased with the growth in deposits and loans and as general prices have increased.

	The Company has plans to open a second bank in Delaware during the first half of 1998. The opening of this office is expected to increase noninterest expense.



	The following table presents the principal components of noninterest expense for the years ended December 31, 1997 and 1996, respectively.


Noninterest Expense
                                       1997             1996

Compensation and related expenses   2,757,865        2,573,228
Occupancy expense                     366,170          363,175
Furniture and equipment expense       450,593          417,582
Amortization of intangible assets      18,249           18,368
Advertising                           117,356          124,635
Courier service                        66,615           66,910
Deposit insurance                      31,666            2,000
Director fees                          64,352           61,200
Dues, donations, and subscriptions     58,658           41,384
Freight                                47,145           28,604
Liability insurance                    56,172           52,068
Postage                               150,210          153,123
Professional fees                      63,194           53,864
Stationery and supplies               163,105          139,428
Telephone                              61,145           65,388
Teller machine fees                    65,207           53,197
Miscellaneous                         102,334          100,596

Total noninterest expense         $ 4,640,036      $ 4,314,750


Noninterest expense as a
percentage of average
total assets                            1.87%            1.78%


Capital

 Under the capital guidelines of the Federal Reserve Board and the FDIC, the Company and the Bank are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries,less certain intangibles. In addition, the Company and the Bank must maintaina minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest-rated institutions.

	At December 31, 1997, the Company and the Bank exceeded their regulatory capital ratios, as set forth in the following table.
Analysis of Capital


                             Analysis of Capital

                     Required       1997                     1996
                     Minimums       Company    Bank          Company    Bank
Total risk-based
capital ratio        8.0%           36.1%      32.5%         33.6%      32.8%

Tier I risk-based
capital ratio        4.0%           34.9%      31.2%         32.3%      31.5%

Tier I
leverage ratio       3.0%           16.7%      14.8%         15.8%      15.4%



Accounting Rule Changes

	FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities requires recognition of financial and servicing assets an entity controls and the liabilities it has incurred after a transfer has occurred. The Statement was effective for transfers occurring after December 31, 1996.

	FASB Statement No. 128, Earnings Per Share replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires a dual presentation of basic and diluted earnings per share on the face of the income statement. It is effective for financial statements issued for periods ending after December 15, 1997. Because of the noncomplex capital structure of the Company, this pronouncement did not change the earnings per share presentation.

	FASB Statement No. 129, Disclosure of Information about Capital Structure establishes standards for disclosing information about an entity's capital structure, including dividend and liquidation preferences, participation rights and any unusual voting rights. It is effective for financial statements for periods ending after December 15, 1997. There were no changes to the Bank's financial statements as a result of this new standard.

	FASB Statement No. 130, Reporting Comprehensive Income requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income of the Bank would include unrealized gains and losses on securities available for sale, net of tax. This Statement is effective for financial statements for periods beginning after December 15, 1997.

	FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. This Statement is effective for financial statements for periods beginning after December 15, 1997.

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

Year 2000 Issues

	The Company anticipates replacing its in-house computer system by the first quarter of 1999. It will only invest in hardware and software that will operate effectively through and past the year 2000 (y2k). The current hardware and software vendors have made changes to get their computers and programs year 2000 compliant. In addition to its mainframe, the Company has numerous portable computers. It is in the process of accessing which computers and programs will need to be replaced before the end of 1999. Because the Bank routinely upgrades its computers, the cost to replace old machines and software is not expected to exceed the normal replacement costs for the next two years. The largest y2k exposure to most banks is the preparedness of its customers. Management is addressing with its customers the possible consequences of not being prepared for y2k.
Should large borrowers not sufficiently address this area, the Company may experience an increase in loan defaults. The amount of potential loss from this issue is not quantifiable. Management is reducing its exposure to these losses by educating its customers.


MARKET FOR COMPANY'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

	The Company's Articles of Incorporation authorize it to issue up to 2,000,000 shares of the common stock.

	As of February 24, 1998, there were approximately 595 holders of record of the common stock and 810,000 shares of Common Stock issued and outstanding. There is no established public trading market in the stock, and there is no likelihood that a trading market will develop in the near future. The development of a trading market may be inhibited because a large portion of the Company's shares is held by insiders. Transactions in the common stock are infrequent and are negotiated privately between the persons involved in those transactions.

	All outstanding shares of common stock of the Company are entitled to share equally in dividends from funds legally available, when, as, and if
declared by the Board of Directors.   The Company paid dividends of $2.70 per
share in 1997, and $2.10 per share in 1996. During both 1997 and 1996, the Company paid a special midyear dividend of $1.00 per share that is not expected to be an annual event.




EXHIBIT 21

SUBSIDIARIES OF THE COMPANY

	Calvin B. Taylor Banking Company, a state bank organized under the laws of the State of Maryland.

	Calvin B. Taylor Company, Delaware is in organization to be chartered under the laws of the State of Delaware.