Form 10QSB
period 1998-03-31
TAYLOR CALVIN B BANKSHARES INC
filed 1998-05-15
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION
Washington,  DC  20549

FORM 10-QSB

(Mark One)

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 1998

[ ]TRANSITION REPORT UNDER SECTION 13 OR
15(d) OF THE SECURITIES AND EXCHANGE ACT OF
1934 FOR THE TRANSITION PERIOD
FROM __________________ TO _________________

Commission File Number:  0001003986

CALVIN B. TAYLOR BANKSHARES, INC.
(Exact name of issuer as specified
in its charter)

Maryland
(State of Incorporation)
52-1948274
(I.R.S. Employer Identification No.)

24 North Main Street,
Berlin,  Maryland  21811
Address of principal executive offices

(410) 641-1700
(Issuer's telephone number)
Not Applicable
(Former name, former address and former
fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X  NO ________


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The registrant has 810,000 shares of
common stock ($1.00 par) outstanding
as of May 8, 1998.


Transitional Small Business
Disclosure Format (check one)
YES    NO    X

Calvin B. Taylor Bankshares, Inc.
and Subsidiary
Form 10-QSB
Index


Part I-	Financial Information	       Page

Item 1	Financial Statements
Consolidated Statements of Condition	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes
Item 2  Management's Discussion
and Analysis of Financial Condition
and Results of Operation               7-8

Part II - Other Information
Item 1	Legal Proceedings		9
Item 2	Changes in Securities		9
Item 3	Defaults Upon Senior Securities	9
Item 4	Submission of Matters to a
Vote of Security Holders		9
Item 5	Other Information		9
Item 6	Exhibits and Reports
        on Form 8-K			9


Calvin B. Taylor Bankshares, Inc.
and Subsidiary

Part I - Financial Information
Consolidated Statements of Condition
(unaudited)
                      March 31,        December 31,
                      1998             1997
Assets
Cash and due
from banks          $11,153,852       $ 9,150,979

Federal fund sold    21,201,342        20,207,703

Interest-bearing
deposits              1,229,000         1,229,000

Investment
securities available
for sale              2,690,129         2,573,450

Investment securities
held to maturity
(approximate fair
value of $59,384,421
and $63,457,503)     59,229,913        63,249,260

Loans, less allowance
for credit losses
of $2,075,729 and
$2,080,798          145,652,705       147,190,832

Premises
and equipment         4,140,071         4,152,389

Accrued interest
income                1,456,243         1,790,423

Intangible assets        88,181           107,476

Deferred income taxes   112,195           104,061

Other assets             51,318           137,039

                  $ 247,004,949     $ 249,892,612



Liabilities and Stockholders' Equity

Deposits

Noninterest-bearing $ 30,654,269     $ 33,093,588

Interest-bearing     171,644,717      173,699,610

                     202,298,986      206,793,198

Accrued interest
payable                  440,925          433,344

Accrued income
taxes                    526,302           21,527

Obligation under
capital lease              -               61,720

Other liabilities         11,757            5,806

                     203,277,970      207,315,595

Stockholders'
equity

Common stock, par
value $1 per share
authorized 2,000,000
shares, issued and
outstanding 810,000
shares                   810,000          810,000

Capital surplus       17,290,000       17,290,000

Retained earnings     25,274,342       24,120,666

                      43,374,342       42,220,666

Net unrealized gain
on securities
available for sale       352,637          356,351

                      43,726,979       42,577,017

                   $ 247,004,94   9 $ 249,892,612






Calvin B. Taylor Bankshares,
Inc. and Subsidiary

Consolidated Statements
of Income (unaudited)

                     For the three months
                     ended March 31,

                     1998             1997

Interest and
dividend revenue

Loans,
including fees    $  3,085,908      $ 3,162,369
U.S. Treasury
securities             775,779          659,099

State and
municipal
securities              92,966          147,360

Federal funds
sold                   341,748          205,274

Deposits with
banks                   17,808           17,961

Equity securities        3,322            3,234

Total interest and
dividend revenue     4,317,531        4,195,297




Interest expense


Deposit interest     1,495,239        1,451,139

Other                   -                -

Total interest
expense              1,495,239        1,451,139



Net interest
income               2,822,292        2,744,158

Provision for
credit losses           -                -

Net interest
income after
provision for
credit losses        2,822,292        2,744,158



Other operating
revenue

Service charges
on deposit
accounts               142,732          140,993

Miscellaneous
revenue                 54,770           41,527

Total other
operating revenue      197,502          182,520


Other expenses

Salaries and
employee benefits      690,462          625,721

Occupancy              116,284           99,207

Furniture and
equipment              151,293          153,059

Other operating        276,031          228,128

Total other
expenses             1,234,070        1,106,115


Income before
income taxes         1,785,724        1,820,563

Income taxes           632,048          634,570


Net income        $  1,153,676     $  1,185,993


Earnings per
common share      $       1.42     $       1.46




Calvin B. Taylor Bankshares, Inc.
and Subsidiary


Consolidated Statements
of Cash Flows (unaudited)

                         For the Three Months Ended
                                 March 31,

                         1998                  1997

Cash flows
from operating
activities

Interest received  $ 4,592,244          $ 4,269,012

Other revenue
received               196,870              166,363

Cash paid for
operating expenses  (1,142,832)          (1,023,787)

Interest paid       (1,487,658)          (1,473,173)

Taxes paid             (32,212)             (81,197)

                     2,126,412            1,857,218


Cash flows
from investing
activities

Cash paid for
premises,
equipment,
intangibles,
and construction
in progress             (68,180)           (516,339)

Net customer loans
repaid (advanced)     1,538,127          (3,097,467)

Redemption of
matured securities   18,385,000          10,682,000

Investment in
securities          (14,428,915)             -

Redemption of
certificates, net
of purchases             -                  194,000

                      5,426,032           7,262,194


Cash flows from
financing activities

Net change in
time deposits         3,645,041         (13,521,042)

Net change in
other deposits       (8,139,253)          7,361,510

Payment on
capital lease           (61,720)             -

Dividends paid           -                   -

                     (4,555,932)         (6,159,532)


Net increase
(decrease) in
cash                  2,996,512           2,959,880

Cash and
equivalents at
beginning of
period               29,358,682          23,802,923

Cash and
equivalents at
end of period      $ 32,355,194        $ 26,762,803




Reconciliation of net income
to net cash provided
from operating activities


Net income        $   1,153,676       $   1,185,993

Adjustments

Depreciation and
amortization             85,287              85,072

Loss on sale of
securities               -                   -

Deferred tax
provision                (5,798)             -

Provision for
loan losses              -                   -

Security discount
accretion, net of
premium amortization    (59,467)           (113,072)

Decrease (increase)
in accrued interest
receivable and other
assets                  434,407             165,549

Increase (decrease)
in accrued interest
payable and other
liabilities             518,307             533,676

                    $ 2,126,412         $ 1,857,218








Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Financial Statements



1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and Regulation S-X of the Securities and Exchange Commission.
Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all
adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the quarters ended March 31, 1998 and 1997 are not necessarily indicative of the results that may be expected for the years ending
December 31, 1998 and 1997. For further information, refer to the financial statements and footnotes thereto for the Registrant's fiscal period ended December 31, 1997.

2.	Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.	Allowance for Loan Losses

The Bank regulators have requested that the portion of the allowance for loan losses related to off-balance sheet items be included with other liabilities. The Company has allocated $8,014 of its allowance for loan losses to unfunded loan commitments and letters of credit.






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

General
The Company was incorporated in Maryland on October 31, 1995 as a bank holding company. Stock of a Maryland state bank with the name Calvin B.
Taylor Banking Company (the "Bank") was exchanged in February, 1996 for the outstanding stock of the Company.

The Bank was established in 1890 and incorporated in 1907. The Company currently engages in no business other than owning and managing the Bank.
It is in the process of obtaining final regulatory approval to charter a second bank in the state of Delaware.

Financial Condition, Liquidity and Sources of Capital

The major sources of liquidity of the Company arise from loan repayments, short-term investments, including federal funds sold, and an increase in core deposits. During the first quarter of the year, the Bank typically experiences a decline in deposits since these businesses are using their deposits to meet their cash flow needs. Generally, this situation reverses during the second quarter of the year as the businesses start repaying loans, and the Bank receives seasonal deposits from tourists and Summer residents. Throughout the second and third quarters the Bank maintains its high liquidity level. Funds from seasonal deposits are invested in short-term U.S. Treasury Bills and Federal Funds.
Because of decreased loan demand, the Bank has shifted funds to more liquid investments causing the first quarter, 1998 liquidity ratio to be higher than normal for the period. Average liquid assets (cash and amounts due form banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 46.68% for the first quarter of 1998 compared to a rate of 42.71% for the first quarter of 1997.

At March 31, 1997, the Bank's interest rate sensitivity, as measured by gap analysis, showed the Bank was asset-sensitive with a one-year cumulative gap, as a percentage of interest-earning assets, of 13.00%.
Generally asset-sensitivity indicates that assets reprice quicker than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline.
The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.

Tier one capital ratios of the Bank, based on average assets for the quarters ended March 31, 1998 and 1997 were 15.71% and 16.48%, respectively. Both are substantially in excess of regulatory minimum requirements.

Results and Plan of Operation

Net income for the three months ended March 31, 1998, was $1,153,676, or $1.42 per share, compared to $1,185,993, or $1.46 per share, for the first quarter of 1997. The primary reason net income decreased is due to a decrease in other operating expense.

Salaries and benefits have increased 10.35% when comparing the first quarter of 1998 to the same period in 1997 as a result of salary increases and additional staff. The Bank has added staff in anticipation of opening a bank in Delaware.

Other operating expenses have also increased $47,903 or 21.00% from $228,128 for the first quarter of 1997 to $276,031 for the quarter ended March 31, 1998. During the first quarter of 1998, a branch of the Bank was robbed resulting in a loss of $18,102. Federal and State regulatory assessments have increased by $14,375 during the first quarter of 1998 compared to the comparable quarter in 1997.

The Bank reviewed its loan portfolio and determined the allowance, at 1.41% of gross loans, was adequate at March 31, 1998. At December 31, 1997, the allowance was also 1.41% of gross loans. At March 31, 1998, there were no nonaccruing loans and only .28% of the portfolio was delinquent ninety days or more.

The Bank employed ninety six full time equivalent employees during the first quarter of 1998. The Bank hires seasonal employees during the summer. The Company employs no employees outside those hired by the Bank.

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

During 1996 and 1997, the Company purchased two parcels of land in Delaware. The Company expects to open full service bank on one of the parcels during the second or third quarter of 1998.


Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part II Other Information


Item 1	Legal Proceedings
	Not applicable

Item 2	Changes in Securities
	Not applicable

Item 3	Defaults Upon Senior Securities
	Not applicable

Item 4	Submission of Matters to a Vote of
        Security Holders
	No matters were submitted to stockholders during the first quarter of 1998.

Item 5	Other information
	Not applicable.

Item 6	Exhibits and Reports on Form 8-K
	a)	Exhibits

2.  Proxy Statement dated April 22, 1998,
    is incorporated by reference.

	b)	Reports on Form 8-K
		There were no reports on Form 8-K filed
                for the quarter ended March 31, 1998.










Calvin B. Taylor Bankshares, Inc.




Financial Data Schedule














Item


March 31,

Number


1998

9-03(1)
Cash and due from banks

   11,153,852

9-03(2)
Interest-bearing deposits

     1,229,000

9-03(3)
Federal funds sold

   21,201,342

9-03(4)
Trading account assets



9-03(6)
Investment and mortgage-backed securities





held for sale
     2,690,129

9-03(6)
Investment and mortgage-backed securities





held to maturity - carrying value
   59,229,913

9-03(6)
Investment and mortgage-backed securities





held to maturity - market value
   59,384,421

9-03(7)
Loans

 147,728,434

9-03(7)(2)
Allowance for losses

     2,075,729

9-03(11)
Total assets

 247,004,949

9-03(12)
Deposits

 202,298,986

9-03(13)
Short-term borrowings

                -

9-03(15)
Other liabilities

        978,984

9-03(16)
Long-term debt



9-03(19)
Preferred stock - mandatory redemption



9-03(20)
Preferred stock - no mandatory redemption



9-03(21)
Common stock

        810,000

9-03(22)
Other stockholders' equity

   42,916,979

9-03(23)
Total liabilities and stockholders' equity

 247,004,949

Calvin B. Taylor Bankshares, Inc.




Financial Data Schedule




(continued)












 Three Months Ended

Guide


March 31,

Number


1998

9-04(1)
Interest and fees on loans

     3,085,908

9-04(2)
Interest and dividends on investments

        872,067

9-04-(4)
Other interest income

        359,556

9-04-(5)
Total interest income

     4,317,531

9-04-(6)
Interest on deposits

     1,495,239

9-04-(9)
Total interest expense

     1,495,239

9-04-(10)
Net interest income

     2,822,292

9-04-(11)
Provision for loan losses

                -

9-04-(13)(h)
Investment securities gains/(losses)

                -

9-04-(14)
Other expenses

     1,234,070

9-04(15)
Income/loss before income tax

     1,785,724

9-04(17)
Income/loss before extraordinary items

     1,785,724

9-04(18)
Extraordinary items, less tax

                -

9-04(19)
Cumulative change in accounting principles

                -

9-04(20)
Net income or loss

     1,153,676

9-04(21)
Earnings per share - basic

             1.42

9-04(21)
Earnings per share - diluted

             1.42

I.B.5
Net yield on interest earning assets

             5.03
%
III.C.1(a)
Loans on nonaccrual

                -

III.C.1(b)
Accruing loans past due 90 days or more

        415,024

III.C.1(c)
Troubled debt restructuring

                -

III.C.2
Potential problem loans

                -

IV.A.1
Allowance for loan loss - beginning of period

     2,080,798

IV.A.2
Total chargeoffs

           4,639

IV.A.3
Total recoveries

           7,584

IV.A.4
Allowance for loan loss - end of period

     2,083,743

IV.B.1
Loan loss allowance allocated to domestic loans

     2,083,743

IV.B.2
Loan loss allowance allocated to foreign loans

                -

IV.B.3
Loan loss allowance - unallocated

                -
















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