Form 10QSB
period 1998-06-30
TAYLOR CALVIN B BANKSHARES INC
filed 1998-08-10
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION
Washington,  DC  20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
	For the quarter ended June 30, 1998

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
	AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
	__________________ TO _________________

Commission File Number:  0001003986

CALVIN B. TAYLOR BANKSHARES, INC.
(Exact name of issuer as specified in its charter)

          Maryland          					                 52-1948274
(State of incorporation)					(I.R.S. Employer Identification
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

The registrant has 810,000 shares of common stock ($1.00 par) outstanding as of August 10, 1998.


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
Part I - Financial Information
Consolidated Statements of Condition

					(unaudited)
					   June 30		December 31,
					     1998                                   1997

				Assets
Cash and due from banks			$    14,327,570		$    9,150,979
Federal funds sold			      21,175,156                       20,207,703
Interest-bearing deposits			        1,328,000		      1,229,000
Investment securities available for sale	        2,393,750		      2,573,450
Investment securities held to maturity
    (approximate fair value of $68,374,586
     and $63,457,503)			      68,610,300 		    63,249,260
Loans, less allowance for credit losses
     of $2,087,525 and $2,080,798		    146,883,301		  147,190,832
Premises and equipment			        4,411,715		      4,152,389
Accrued interest income			        2,004,704               	      1,790,423
Intangible assets				             96,581	                       107,476
Deferred income taxes			             72,197		         104,061
Other assets				           141,478		         137,039

					$  261,444,752	          $     249,892,612


			Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing			$    35,205,481	         $        33,093,588
    Interest-bearing		 	    180,865,255                      173,699,610
					    216,070,736                      206,793,198
Accrued interest payable                        453,306          433,344
Accrued income taxes				    -                                   21,527
Obligation under capital lease			    -                           61,720
Other liabilities					5,901		              5,806
					   216,529,943 		   207,315,595

Stockholders' equity
    Common stock, par value $1 per share
      authorized 2,000,000 shares, issued and
      outstanding 810,000 shares		          810,000		          810,000
    Capital surplus				     17,290,000                         17,290,000
    Retained earnings                       26,407,816          24,120,666
                              44,507,816                         42,220,666

Net unrealized gain on securities
    available for sale        406,993                               356,351
					    44,914,809     		     42,577,017

				          $    261,444,752               $       249,892,612

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of  Income (unaudited)

				For the three months ended       For the six months ended
					June 30			    June 30
				   1998                  1997               1998                  1997
Interest and dividend revenue
 Loans, including fees	$3,177,912  $3,251,793    $6,263,820      $6,414,162
   U.S. Treasury securities  795,453   605,752    1,571,232       1,264,851
   State and municipal securities 112,528    123,315  205,494       270,675
   Federal funds sold		  263,722   250,217       605,470            455,491
   Deposits with banks       18,532        16,429    36,340          34,390
   Equity securities         3,388         3,322      6,710           6,556
         Total interest and dividend
          revenue        4,371,535     4,250,828   8,689,066        8,446,125

Interest expense
   Deposit interest          1,520,731  1,438,367   3,015,970       2,889,506
   Other				                       -        1,829        -              1,829
     Total interest expense  1,520,731  1,440,196   3,015,970       2,891,335

         Net interest income 2,850,804  2,810,632   5,673,096       5,554,790

Provision for credit losses		      -       25,000         -            25,000
  Net interest income after
  provision for credit losses 2,850,804 2,785,632   5,673,096       5,529,790

Other operating revenue
   Service charges on
         deposit accounts 		   179,637   156,371    322,369           297,364
   Miscellaneous revenue       105,075    95,568    159,845           137,095
      Total other operating revenue   284,712  251,939  482,214       434,459

Other expenses
   Salaries and employee benefits 786,077  774,824  1,476,539       1,400,545
   Occupancy                    91,389     114,094    207,673         213,301
   Furniture and equipment      67,230      61,734    218,523        214,793
   Other operating             470,459     279,430    746,490        507,558
       Total other expenses  1,415,155   1,230,082  2,649,225      2,336,197

Income before income taxes   1,720,361   1,807,489  3,506,085      3,628,052
Income taxes                   586,888     692,772  1,218,936      1,327,342

Net income                  $1,133,473   $1,114,717 $2,287,149     $2,300,710

Earnings per common share   $     1.40   $     1.38 $     2.82     $     2.84

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)


						For the Three Months Ended
							June 30
						1998                       1997
Cash flows from operating activities
  Interest received          $         8,375,915         $    7,818,346
  Other revenue received                 482,213                  425,763
  Cash paid for operating expenses    (2,451,127)            (2,011,754)
  Interest paid				                   (2,996,008)             (3,015,331)
  Taxes paid         		     		        (1,244,901)             (1,779,407)

          				                        2,166,092                1,437,617

Cash flows from investing activities
  Cash paid for premises, equipment, intangibles,
    and construction in progress       (446,434)                (378,083)
  Net customer loans repaid (advanced)  307,531              (10,029,335)
  Redemption of matured securities     22,190,000             21,670,000
  Investment in securities            (27,189,963)        (18,183,498.00)
  Redemption of certificates, net of purchases  (99,000)         293,000

                                       (5,237,866)            (6,627,916)

Cash flows from financing activities
  Net change in time deposits           1,360,030             (2,232,150)
  Net change in other deposits          7,917,508
  Payment on capital lease                (61,720)            (66,923.00)
  Dividends paid                           -                    (810,000)

                                        9,215,818             (3,109,073)

Net increase (decrease) in cash         6,144,044             (8,299,372)
Cash and equivalents at beginning of period  29,358,682            23,802,923
Cash and equivalents at end of period   $   35,502,726      $    15,503,551

Reconciliation of net income to net cash provided
  from operating activities
  Net income                   $        2,287,149      $      2,087,770
  Adjustments
    Depreciation and amortization         198,003                 164,620
    Loss on sale of securities             -                            -
    Deferred tax provision                 -                            -
    Provision for loan losses               -                       25,000
    Security discount accretion, net of premium
      amortization                        (98,870)                 (77,752)
    Decrease (increase) in accrued interest
      receivable and other assets        (218,720)               (154,522)
    Increase (decrease) in accrued interest
      payable and other liabilities        (1,470)               (607,499)

                              $         2,166,092     $       1,437,617
- 5 -

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Financial Statements



1.	Basis of Presentation

	The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and
 Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring
accruals) considered necessary for a fair presentation have been included.
 Operating results
of the six months ended June 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the years ending December 31, 1998 and 1997. For further information, refer to the financial statements and footnotes thereto for the
 Registrant's fiscal
period ended December 31, 1997.

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

Comprehensive Income

 Effective January 1, 1998, the Company adopted Statement of Financial
 Accounting Standards No. 130, Reporting Comprehensive Income, which requires the reporting of comprehensive income.  Comprehensive income includes unrealized gains and losses,
including the unrealized gains and losses on available-for-sale securities that have been reported as a separate component of stockholders' equity, not recognized in net income. The adoption of this statement had no impact on the
 Company's net income or stockholders'
equity.
	For the six months ended June 30, 1998 and 1997, total comprehensive income, net of taxes, was $2,337,791 and $2,266,157, respectively.









- 6 -

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

Financial Condition, Liquidity and Sources of Capital
	The major sources of liquidity of the Company arise from loan repayments, short-term investments, including federal funds sold, and an increase in core deposits. During the first quarter of the year, the Bank typically experiences a decline in deposits since these
businesses are using their deposits to meet their cash flow needs.  Generally, this situation
reverses during the second quarter of the year as the businesses start repaying loans, and the
Bank receives seasonal deposits from tourists and Summer residents.  Throughout the second
and third quarters the Bank maintains its high liquidity level.  Funds from seasonal deposits
are invested in short-term U.S. Treasury Bills and Federal Funds.  Because of decreased loan
demand, the Bank has shifted funds to more liquid investments causing the 1998 liquidity
ratios to be higher than normal for the period.  Average liquid assets (cash and amounts due
form banks, interest bearing deposits in other banks, federal funds sold, and investment
securities) compared to average deposits were 46.49% for the second quarter of
 1998
compared to 46.68% for the first quarter of 1998 and 41.30% for the second quarter of 1997.

	At June 30, 1998, the Bank's interest rate sensitivity, as measured by gap analysis, showed the Bank was asset-sensitive with a one-year cumulative gap, as a percentage of
interest-earning assets, of 32.37%.  Generally asset-sensitivity indicates that assets reprice
quicker than liabilities and in a rising rate environment net interest income typically increases.
Conversely, if interest rates decrease, net interest income would decline.  The
 Bank has
classified its demand mortgage and commercial loans as immediately repriceable.
  Unlike
loans tied to prime, these rates do not necessarily change as prime changes since the decision
to call the loans and change the rates rests with management.

	Tier one risk-based capital ratios of the Company as of June 30, 1998 and 1997 were
33.02% and 32.46%, respectively.  Both are substantially in excess of regulatory minimum requirements.

Results and Plan of Operation
	Net income for the three months ended June 30, 1998, was $1,133,4730 or $1.40 per
share, compared to $1,114,717, or $1.38 per share, for the second quarter of
 1997. The
increased earnings for the second quarter reduced the six month earnings decrease to $13,561
from the $32,317 first quarter net income decrease.  Net income for the first half of 1998 was
$$2,287,149, or $2.82 per share, compared to $2,300,710, or $2.84 per share, for the same
period 1997.  The primary reason net income decreased is due to an increase in other operating expense.
-7-

Results and Plan of Operation (continued)

	Increases in net interest income and other operating income were offset by increased other operating expenses.  Other operating expenses have also increased $238,932 or 47.07%
from $507,558 six months of 1997 to $746,490 for the six months ended June 30,
 1998.
Other operating expenses of the new bank totaled $37,328.  Six month expenses of the
Maryland bank's new club product totaled $80,272 compared to service charge income of
$24,055 for the period.  During the first quarter of 1998, a branch of the Bank was robbed
resulting in a loss of $18,102.  Federal and State regulatory assessments have increased by
$14,375 during the first quarter of 1998 compared to the comparable quarter in 1997.

	The Bank reviewed its loan portfolio and determined the allowance, at 1.40% of gross loans, was adequate at June 30, 1998.  At December 31, 1997, the allowance was also
1.41% of gross loans.  At June 30, 1998, there were no nonaccruing loans and only .21% of
the portfolio was delinquent ninety days or more.

	The Banks employed one hundred two full time equivalent employees during the first quarter of 1998.  The Maryland bank hires seasonal employees during the summer.  The
Company employs no employees outside those hired by the Banks.

	The Banks conduct general commercial banking businesses in their service areas, of
Worcester County, Maryland and Sussex County, Delaware, and  emphasizing the banking
needs of individuals and small- to medium-sized businesses and professional concerns.  The
Banks offer a full range of deposit services that are typically available in most banks and
savings and loan associations, including checking accounts, NOW accounts, savings accounts
and other time deposits of various types ranging from daily money market accounts to longer-
term certificates of deposit.

	The Banks also offer a full range of short- to medium-term commercial and personal loans.  The Banks originate demand mortgage loans and real estate construction and
acquisition loans.  Loans originated to date are anticipated to be held in the portfolios of the
originating Banks. Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic
drafts for various accounts.  The Company is associated with the MAC network of automated
teller machines that may be used by Bank customers throughout Maryland and other regions.
The Banks offer MasterCard and VISA credit card services through a correspondent bank as
an agent for the Banks.
















-8-


Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part II Other Information


Item 1	Legal Proceedings
	Not applicable

Item 2	Changes in Securities
	Not applicable

Item 3	Defaults Upon Senior Securities
	Not applicable

Item 4	Submission of Matters to a Vote of Security Holders
	The Company held its annual meeting during Mary, 1998 during which the items
	detailed in the proxy statement dated April 22, 1998, were approved.  This includes
	the reelection of the Board of Directors.

Item 5	Other information
	Not applicable.

Item 6	Exhibits and Reports on Form 8-K
	a)	Exhibits
     2.  Proxy Statement dated April 22, 1998, is incorporated by reference.

	b)	Reports on Form 8-K
		There were no reports on Form 8-K filed for the quarter ended June 30,
		1998.























-9


SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
 Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



		Calvin B. Taylor Bankshares, Inc.







Date: _________________		By:    /s/  Reese F. Cropper, Jr.
					Reese F. Cropper, Jr.
					President and CEO



Date: _________________		By:     /s/  William H. Mitchell
					William H. Mitchell
					Chief Financial Officer

Calvin B. Taylor Bankshares, Inc.
Financial Data Schedule



Item							 	June 30, 1998
Number

9-03(1)		Cash and due from banks				14,327,570
9-03(2)		Interest-bearing deposits			 	  1,328,000
9-03(3)		Federal funds sold				21,175,156
9-03(4)		Trading account assets
9-03(6)		Investment and mortgage-backed securities
		    held for sale					  2,393,750
9-03(6)		Investment and mortgage-backed securities
		    held to maturity - carrying value			68,610,300
9-03(6)		Investment and mortgage-backed securities
	 	    held to maturity - market value			68,374,586
9-03(7)		Loans				      	            148,970,826
9-03(7)(2)	Allowance for losses				  2,087,525
9-03(11)		Total Assets			       	            261,444,752
9-03(12)		Deposits				       	            216,070,736
9-03(13)		Short-term borrowings			                          -
9-03(15)		Other liabilities				                  459,207
9-03(16)		Long-term debt
9-03(19)		Preferred stock - mandatory redemption
9-03(20)		Preferred stock - no mandatory redemption
9-03(21)		Common stock				                  800,000
9-03(22)		Other stockholders' equity			             44,104,809
9-03(23)		Total liabilities and stockholders' equity            261,444,752

Calvin B. Taylor Bankshares, Inc.
Financial Data Schedule
(continued)


							        Six Months Ended
Guide							           June 30, 1998
Number

9-04(1)		Interest and fees on loans				6,263,820
9-04(2)		Interest and dividends on investments		1,783,436
9-04(4)		Other interest income				   641,810
9-04(5)		Total interest income				8,689,066
9-04(6)		Interest on deposits				3,015,970
9-04(9)		Total interest expense				3,015,970
9-04(10)		Net interest income				5,673,096
9-04(11)		Provision for loan losses				           -
9-04(13)(h)	Investment securities gains/(losses)			           -
9-04(14)		Other expenses					2,649,225
9-04(15)		Income/loss before income tax			3,506,085
9-04(17)		Income/loss before extraordinary items		3,506,085
9-04(18)		Extraordinary items, less tax			           -
9-04(19)		Cumulative change in accounting principles		           -
9-04(20)		Net income or loss				2,287,149
9-04(21)		Earnings per share - basic				         2.82
9-04(21)		Earnings per share - diluted			         2.82
I.B.5		Net yield on interest earning assets			         5.01 %
III.C.1(a)	Loans on nonaccrual				           -
III.C.1(b)	Accruing loans past due 90 days or more         	   307,515
III.C.1(c)	Troubled debt restructuring			           -
III.C.2		Potential problem loans				           -
IV.A.1		Allowance for loan loss - beginning of period	2,080,798
IV.A.2		Total chargeoffs					       7,172
IV.A.3		Total recoveries					     13,899
IV.A.4		Allowance for loan loss - end of period		2,087,525
IV.B.1		Loan loss allowance allocated to domestic loans	2,087,525
IV.B.2		Loan loss allowance allocated to foreign loans	          -
IV.B.3		Loan loss allowance - unallocated			          -

Signatures

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
 Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



						Calvin B. Taylor Bankshares, Inc.




Date:   ____________________			By:___________________________
						Reese F. Cropper, Jr.
						President and CEO





Date:  ___________________			By:___________________________
						William H. Mitchell
						Chief Financial Officer