Form 10KSB/A
period 1997-12-31
TAYLOR CALVIN B BANKSHARES INC
filed 1998-08-11
CIK 1003986

[TYPE]     10KSB
[TEST]
[DOCUMENT-COUNT]     2
[NOTIFY-INTERNET]     taylorbank@compuserve.com
[SROS]     NONE
[FILER]
[CIK]     0001003986
[CCC]     $4uojgvh
[NEW-EDGAR-CONTACT]
[PERIOD]     12/31/1997
[TEXT]
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
Form 10-KSB

(Mark One)
  x  	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

     	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934 	[NO FEE REQUIRED]

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
	13 (a)   Amendment  - the 1997 Annual Report for Calvin B. Taylor Bankshares,
Inc.

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


EXHIBIT 13 (a)

Calvin B. Taylor Bankshares, Inc.
and Subsidiaries




Table of Contents


								Page

Report of Independent Auditors					   1

Consolidated Financial Statements

	Consolidated Balance Sheets				   2

	Consolidated Statements of Income				    3

	Consolidated Statements of Changes			   4
	in Stockholder's Equity

	Consolidated Statements of				  5-6
	Cash Flows

	Notes to Consolidated Financial				  7-24
	Statements


Report of Independent Auditors
The Board of Directors and Stockholders
Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Berlin, Maryland


	We have audited the accompanying consolidated balance sheets of Calvin B. Taylor Bankshares, Inc. and Subsidiaries as of December 31, 1997, 1996, and 1995, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended.
These consolidated financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the consolidated financial statements referred to above present fairly,
in all material respects, the financial position of Calvin B. Taylor Bankshares,
 Inc. and
Subsidiaries as of December 31, 1997, 1996, and 1995, and the results of their operations and
their cash flows for the years then ended in conformity with generally accepted accounting
principles.








Salisbury, Maryland
January 5, 1998


Consolidated Balance Sheets
                                               December 31,
                        			              1997       	 1996        	   1995
		Assets
Cash and due from banks $    9,150,979  $         9,802,923  $      11,028,482
Federal funds sold and
securities purchased under
agreements to resell	       20,207,703           14,000,000         31,000,000
Interest-bearing deposits    1,229,000            1,423,000          2,009,000
Investment securities available for sale 2,573,450 2,360,400         2,517,530
Investment securities held to maturity
(approximate market   value of $63,457,503,
62,789,427, and $53,408,540)          63,249,260     62,610,242    53,207,744
Loans, less allowance for credit
losses of $2,080,798, $2,040,475,
and $1,858,991                  147,190,832       149,059,660     136,319,638
Premises and equipment            4,152,389         3,473,786       3,393,761
Accrued interest income           1,790,423         1,626,619       1,450,219
Intangible assets                   107,476            66,812          15,552
Deferred income taxes               104,061           154,323          28,103
Other assets                       137,039             63,200          74,431


                          $     249,892,612  $     244,640,965  $  241,044,460

Liabilities and Stockholders' Equity
Deposits
  Noninterest-bearing $          33,093,588  $      31,837,470  $   40,938,084
  Interest-bearing              173,699,610        172,460,336     161,902,004
                                206,793,198        204,297,806     202,840,088
Accrued interest payable            433,344            428,451         456,222
Accrued income taxes                 21,527             81,197         589,913
Obligation under capital lease       61,720            126,611         193,511
Other liabilities                     5,806              7,827           3,649
                                207,315,595        204,941,892     204,083,383

Stockholders' equity
  Common stock, par value
$1 per share; authorized
    2,000,000 shares;
issued and outstanding 810,000 shares  810,000         810,000         810,000
  Surplus			                     		17,290,000       17,290,000      17,290,000
  Retained earnings          		   	24,120,666       21,372,763      18,538,122
          			                    		42,220,666       39,472,763      36,638,122
  Net unrealized gain on
securities available for sale         356,351          226,310         322,955
          		                    			42,577,017       39,699,073      36,961,077

                   				     $     249,892,612  $   244,640,965  $  241,044,460



The accompanying notes are an integral part of these financial statements.


Calvin B. Taylor Bankshares, Inc.
and subsidiaries

Consolidated Statements of Income
                                            Years Ended December 31,

				                             1997              1996              1995
Interest and dividend revenue
  Loans, including fees 			$     12,793,350  $    12,314,677  $    11,610,958
  U. S. Treasury securities       2,856,937        2,583,671        2,634,766
  State and municipal securities    486,343          554,258          444,412
  Federal funds sold and securities
    purchased under agreements to resell
                                  1,213,039        1,259,685        1,116,737
  Time certificates of deposit       69,397           95,268          115,081
  Equity securities                  13,200           12,870           12,606
          Total interest and dividend revenue
                                 17,432,266        16,820,429       15,934,560




Interest expense

  Deposit interest                5,965,863         6,089,613        5,774,207
  Other                               1,820             3,798            5,805
          Total interest expense  5,967,683         6,093,411        5,780,012

          Net interest income    11,464,583        10,727,018       10,154,548

Provision for credit losses          50,000           193,000           60,000
    Net interest income
     after provision             11,414,583        10,534,018       10,094,548
     for credit losses

Other operating revenue

  Service charges on deposit accounts 607,647         567,154          540,182
  Other noninterest revenue          245,631          224,151          217,053
          Total other operating revenue 853,278       791,305          757,235

Other expenses

  Salaries                         2,291,375        2,109,328        1,998,463
  Employee benefits                  466,490          463,900          417,972
  Occupancy                          366,170          363,175          354,992
  Furniture and equipment            450,593          417,582          426,095
  Other operating                  1,065,408          960,765        1,157,559
          Total other expenses     4,640,036        4,314,750        4,355,081

Income before income taxes         7,627,825        7,010,573        6,496,702
Income taxes                       2,692,922        2,474,932        2,376,787

Net income                $        4,934,903  $     4,535,641  $     4,119,915

   Earnings per common share   $        6.09  $          5.60  $          5.09

The accompanying notes are an integral part of these financial statements.




Calvin B. Taylor Bankshares, Inc.
and subsidiaries

Consolidated Statements of Changes in Stockholders' Equity


								                                                	Unrealized
		   	                    Common stock    	  Undivided 		gain on
			                   Shares     Par value    Surplus    profits   securities

Balance, December 31, 1994   810,000 $810,000  17,290,000  5,228,207    -

 Net income            -              -            -         4,119,915      -

 Cash dividend, $1.00 per share    -       -         -      (810,000)       -

 Change in unrealized gain         -       -         -         -       322,955
      on securities

 Balance, December 31, 1995   810,000  810,000 17,290,000 18,538,122  322,955

 Net income     		               -        -         -      4,535,641     -

 Cash dividend, $2.10 per share  -        -         -     (1,701,000)    -

 Change in unrealized gain       -        -         -          -      (96,645)
      on securities

 Balance, December 31, 1996  810,000  810,000 17,290,000  21,372,763   226,310

 Net income                 	    -        -         -      4,934,903      -

Cash dividend, $2.70 per share    -       -         -     (2,187,000)     -

 Change in unrealized gain	       -       -         -           -     130,041
     on securities

 Balance, December 31, 1997  810,000  $810,000 17,290,000  24,120,666  356,351



 The accompanying notes are an integral part of these financial statements.



Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,

      1997  	          1996 	           1995

Cash flows from operating activities
  Interest received         		$  16,835,399 	 $ 16,187,302 	 $   15,262,895
  Fees and commissions received     856,139        761,379          691,058
  Interest paid    			           (5,962,790)    (6,121,182)      (5,624,996)
  Cash paid to suppliers and employees(4,297,300)(3,979,974)     (4,005,200)
  Income taxes paid 	          	   (2,885,011) (3,049,058)       (1,907,237)

                                  4,546,437      3,798,467        4,416,520


Cash flows from investing activities
  Proceeds from maturities       33,192,000     43,555,000       35,334,183
     of investment securities
  Purchase of investment        (33,399,142)   (52,501,096)     (24,278,134)
securities held to maturity
  Certificates of deposits purchased 194,000       586,000          592,000
    , net of maturities
  Loans made, net of principal collected 1,818,828  (12,933,022)   (5,517,381)
  Purchases of and deposits
   on premises, equipment,
    software, and other intangibles (1,039,865)     (437,851)      (254,341)
  Proceeds from sale of equipment         -           17,125            -

                           				        765,821    (21,713,844)     5,876,327

Cash flows from financing activities
  Net increase (decrease) in
     Time deposits            		  (1,673,740)       2,732,698      9,929,539
     Other deposits                4,169,132       (1,274,980)     1,188,361
  Payments on capital lease          (64,891)         (66,900)       (67,914)
  Dividends paid                  (2,187,000)      (1,701,000)      (810,000)

               			                   243,501         (310,182)    10,239,986


Net increase (decrease) in cash    5,555,759      (18,225,559)    20,532,833
      and cash equivalents

Cash and cash equivalents at      23,802,923       42,028,482     21,495,649
       beginning of year

Cash and cash equivalents      $  29,358,682     $ 23,802,923 $   42,028,482
       at end of year

The accompanying notes are an integral part of these financial statements.


Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Consolidated Statements of Cash Flows
(Continued)


                                            Years Ended December 31,

                                1997 	           1996 	           1995

Reconciliation of net income to net cash provided by operating activities

   Net income		           $  4,934,903 	      $ 4,535,641 	       $  4,119,915

   Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation and amortization  347,663    346,078             353,440
        Provision for credit losses     50,000    193,000              60,000
        Deferred income taxes          (31,560)   (65,410)             (4,292)
        Amortization of premiums and  (433,063)  (456,727)           (586,404)
                 accretion of discounts, net
        (Gain) loss on disposition of assets -    (12,287)                  -
        Loss on security sale               -         -                  817
        Decrease (increase) in
           Accrued interest receivable (163,804) (176,400)           (86,895)
           Other assets                (100,904)  (33,119)           (65,360)
        Increase (decrease) in
           Accrued interest payable       4,893   (27,771)           155,016
           Accrued income taxes         (59,670) (508,716)           473,842
           Other liabilities             (2,021)    4,178             (3,559)

                                   $  4,546,437  $ 3,798,467   $  4,416,520

The accompanying notes are an integral part of these financial statements.





Calvin B. Taylor  Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


 1.	Summary of Significant Accounting Policies

	The accounting and reporting policies reflected in the financial statements conform to generally accepted accounting principles and to general practices within the banking industry.

	Calvin B. Taylor Bankshares, Inc. is a bank holding company.  Its principal subsidiary, Calvin B. Taylor Banking Company, is a financial institution operating primarily in Worcester County, Maryland. The Bank offers deposit services and loans to individuals,
small businesses, associations and government entities.  Other services include direct deposit
of payroll and social security checks, automatic drafts from accounts, automated teller machine services, safe deposit boxes, money orders and travelers cheques.  The Bank also offers credit card services and discount brokerage services through correspondents.

	Calvin B. Taylor Bankshares, Inc.'s other subsidiary, Calvin B. Taylor Bank of
Delaware, is a financial institution in the process of formation which is expected to begin operation in Sussex County, Delaware during 1998.

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

Principles of consolidation
	The consolidated financial statements of Calvin B. Taylor Bankshares, Inc. include the accounts of its wholly owned subsidiaries, Calvin B. Taylor Banking
 Company and Calvin B. Taylor Bank of Delaware.

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

Premises and equipment
	Premises and equipment are recorded at cost less accumulated depreciation. Depreciation is computed under both straight-line and accelerated methods over the estimated useful lives of the assets.

The accompanying notes are an integral part of the financial statements. Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


 1.	Summary of Significant Accounting Policies (Continued)

Intangible assets
	Intangible assets are amortized over their useful lives using the straight-line method.

Loans and allowance for credit losses
	Interest on loans is credited to income based on the principal amounts outstanding.
The accrual of interest is discontinued when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full.

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

	Loans are considered impaired when, based on current information, management considers it unlikely that collection of principal and interest payments will be made according
to contractual terms.  Generally, loans are not reviewed for impairment until the accrual of
interest has been discontinued.

Income taxes
	The provision for income taxes includes taxes payable for the current year and deferred income taxes.  Deferred income taxes are provided for the temporary differences
between financial and taxable income.  Tax expense and tax benefits are allocated to the banks
and company based on their proportional share of taxable income.

Per share data
	Earnings per common share and dividends per common share are determined by dividing net income and dividends by the 810,000 shares outstanding.

 2.	Cash and Equivalents

	The Bank normally carries balances with other banks that exceed the federally insured limit.  The average balances carried in excess of the limit, including unsecured federal
funds sold to the same banks, were $21,777,954 for 1997, $24,057,839 for 1996, and $17,812,744 for 1995.

	Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances. The Bank's normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

 3.	Lines of Credit

	The Bank has available lines of credit, including overnight federal funds, reverse repurchase agreements and letters of credit, totaling $15,000,000, as of December 31, 1997, 1996, and 1995.

The accompanying notes are an integral part of the financial statements.



Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


 4.	Investment Securities

 	Investment securities are summarized as follows:

                        Amortized 	  Unrealized	    Unrealized	     Market
December 31, 1997      	   cost        gains   	     losses    	     value
Available for sale
  U.S. Treasury          1,992,885  $   317,115      $     -     $   2,310,000
  Equity                     -          263,450            -           263,450

     		          $       1,992,885  $   580,565      $     -     $   2,573,450

   Held to maturity
  U.S. Treasury 	 $     53,890,145  $   175,832     $    3,052    $ 54,062,925
  State and municipal    9,359,115       40,321          4,858       9,394,578

      		          $     63,249,260      216,153     $    7,910      63,457,503

December 31, 1996
Available for sale
  U.S. Treasury  $       1,991,698  $   133,302     $       -    $   2,125,000
  Equity                     -          235,400             -          235,400

                 $       1,991,698  $   368,702  $          -    $   2,360,400

Held to maturity
  U.S. Treasury         47,191,104  $   160,982  $      19,461    $ 47,332,625
  State and municipal   15,419,138       42,037          4,373      15,456,802

                  $     62,610,242  $   203,019   $     23,834    $ 62,789,427

 December 31, 1995
Available for sale
 U.S. Treasury   $       1,991,373  $   274,257  $         -      $  2,265,630
  Equity                     -          251,900            -         251,900

                 $       1,991,373  $   526,157  $         -      $  2,517,530

Held to maturity
  U.S. Treasury   $     42,879,867  $   221,904 $         52,002  $ 43,049,769
  State and municipal   10,327,877       40,505            9,611    10,358,771

                  $     53,207,744  $   262,409  $        61,613  $ 53,408,540



The accompanying notes are an integral part of the financial statements. Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

 4.	Investment Securities (Continued)

	The amortized cost and estimated market value of debt securities, by contractual maturity and the amount of pledged securities, follow. Actual maturities may
differ from contractual maturities because borrowers may have the right to call or prepay
obligations with or without call or prepayment penalties.


        December 31, 1997     	  December 31, 1996        December 31, 1995
        Amortized     Market    Amortized     Market    Amortized       Market
    	       cost        value       cost       value      cost          value
Available for sale due
  After ten years
    $   1,992,885  $ 2,310,000  $1,991,698  $ 2,125,000 $1,991,373  $2,265,630

Held to maturity due
  In one year or less
     $ 40,640,738 $40,725,433 $ 29,582,902 $29,606,635 $36,980,277 $37,050,458
  After one year
    through five years
       22,608,522  22,732,070   33,027,340  33,182,792   15,077,56  15,233,557
  After five through
     ten years
           -            -            -              -     1,149,904  1,124,525

     $63,249,260 $63,457,503  $62,610,242  $62,789,427 $53,207,744 $53,408,540


Pledged securities
   $   5,494,785  $ 5,531,876  $6,751,564  $6,920,996  $6,071,589  $ 6,165,365

	Investments are pledged to secure deposits of federal and local governments.

	Securities with an amortized cost of $50,000 were sold from the held-to-maturity portfolio during 1995 because they did not conform to the Bank's investment policy.

 5.	Loans and Allowance for Credit Losses

	Major classifications of loans are as follows:


				                                 1997             1996      	   1995

Demand and time             $     13,237,003   $    16,481,935  $   13,701,631
Mortgage                         129,549,396       127,381,520     118,210,875
Construction                       1,372,853         2,277,132       1,018,052
Installment                        5,112,378         4,959,548       5,248,071

                                 149,271,630       151,100,135     138,178,629

Allowance for credit losses        2,080,798         2,040,475       1,858,991

Loans, net                 $     147,190,832     $ 149,059,660  $  136,319,638

The accompanying notes are an integral part of the financial statements.


Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


 5.	Loans and Allowance for Credit Losses (Continued)

	The rate repricing distribution of the loan portfolio follows:

                                 1997      	      1996      	      1995

Immediately		             $ 144,169,000      $ 145,893,311    $ 132,930,558
Within one year                 427,141            734,733          504,027
Over one to five years        4,122,176          3,911,648        4,247,071
Over five years                 553,313            560,443          496,973

            			           $ 149,271,630      $ 151,100,135    $ 138,178,629

	Outstanding loan commitments and letters of credit are as follows:


                                       1997     	      1996      	      1995
Loan commitments
  Construction and land development $ 2,616,516  $  6,948,259  $    4,344,065
  Other                               1,981,942     4,500,515       2,190,300

                   			           $    4,598,458  $ 11,448,774  $    6,534,365

Standby letters of credit
  Secured by deposits             $   1,021,080  $  1,020,467  $      315,045
  Other                                  98,000       141,650         142,710

                                 $    1,119,080  $  1,162,117  $      457,755


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

The accompanying notes are an integral part of the financial statements.


Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


 5.	Loans and Allowance for Credit Losses (Continued)

	Transactions in the allowance for credit losses were as follows:


                                  1997      	 	     1996      	      1995

Beginning balance	          $    2,040,475 	  $    1,858,991   $    1,798,685
Provision charged to operation      50,000           193,000           60,000
Recoveries                           8,878            11,479           25,986

                                 2,099,353         2,063,470        1,884,671
Loans charged off                   18,555            22,995           25,680

Ending balance              $    2,080,798    $    2,040,475    $   1,858,991

	Amounts past due 90 days or more, and still accruing interest, and nonaccrual loans are as follows:


      		  December 31, 1997       December 31, 1996        December 31, 1995
               90 days                90 days                 90 days
           or more   Nonaccrual    or more   Nonaccrual    or more  Nonaccrual

Demand and time $ 1,645  $   -    $   54,000  $  -      $   11,117  $     -
Mortgage        201,047      -       244,748    66,587     399,614    107,042
Installment      12,671      -        20,413       607      17,776        -

            $   215,363  $   -    $  319,161  $ 67,194   $ 428,507  $ 107,042

Interest not accrued
  on nonaccrual loans	    $  -                 $    896             $  11,008

	Management has identified no impaired loans at December 31, 1997, 1996, and
1995.

The accompanying notes are an integral part of the financial statements.



Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

6.	Intangibles

	A summary of intangible assets and the related amortization is as follows:


               Estimated useful life  	  1997         1996       	    1995

Computer software     3 - 5 years     $ 159,388    $ 159,388        $141,678
Other acquisition costs3 - 25 years       1,718        1,718           1,718
Organization costs       5 years        110,831       51,918             -

                                        271,937      213,024         143,396
Accumulated amortization                164,461      146,212         127,844

Net intangible assets            $      107,476    $  66,812     $    15,552

Amortization expense             $        18,249    $ 18,368     $    8,413


7.	Bank Premises and Equipment

	A summary of bank premises and equipment and the related depreciation is as follows:

          		Estimated useful life	         1997         1996           1995
Land 				                         $   1,882,545   $  991,013   $     758,857
Premises         5-50 years           3,443,345    3,437,718       3,358,437
Furniture and equipment 5-40 years    2,294,630    2,212,325       2,154,193
Construction-in-progress                  8,610         -               -
Property held under
   capital lease    5 years             329,303      329,303         329,303

                                      7,958,433    6,970,359       6,600,790
Accumulated depreciation              3,806,044    3,496,573       3,207,029

Net premises and equipment         $  4,152,389  $ 3,473,786   $   3,393,761

Depreciation expense               $    329,414  $   327,710   $     345,027

	The Bank leases data processing equipment under a capital lease expiring in
1998.
The assets under the lease are recorded at the present value of the minimum lease payments at
inception less accumulated depreciation. The liability is the present value of remaining
payments.

	Minimum future lease payments as of December 31, 1997, including maintenance, under the capital lease total $90,720, including $29,000 for the maintenance agreement.

	The interest rate on the capital lease was imputed based on the Bank's incremental borrowing rate at the inception of the lease.


The accompanying notes are an integral part of the financial statements.


Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

 8.	Deposits

		Major classifications of interest-bearing deposits are as follows:

                                  1997     		      1996      	      1995

Money market and Supernow 	$ 55,482,239  	  $ 53,907,865     $  50,796,846
Savings and NOW              55,214,983       53,876,343        49,161,728
Other time                   63,002,388       64,676,128        61,943,430

                         $  173,699,610   $  172,460,336    $  161,902,004

	Included in other time deposits are certificates of deposit of $100,000 or more with the following maturities:

Three months or less     $    1,490,525   $    2,244,402    $    1,168,771
Over three through twelve months 5,653,695     6,110,871         4,886,481
Over one through five years      1,203,917     1,049,940         1,548,458

                          $      8,348,137  $  9,405,213     $   7,603,710

Interest expense           $       506,234  $    428,182     $     250,237

	No certificates of deposit have remaining maturities in excess of five years.

 9.	Other Operating Expenses

		The components of other operating expenses follow:

                                       1997     	      1996      	      1995
Amortization of intangible assets  $    18,249     $   18,368     $    8,413
Advertising                            117,356        124,635        129,578
Courier service                         66,615         66,910         64,814
Deposit insurance                       31,666          2,000        225,546
Director fees                           64,352         61,200         61,125
Dues, donations, and subscriptions      58,658         41,384         37,636
Freight                                 47,145         28,604         81,320
Liability insurance                     56,172         52,068         47,835
Postage                                150,210        153,123        138,344
Professional fees                       63,194         53,864         49,914
Stationery and supplies                163,105        139,428        115,814
Telephone                               61,145         65,388         55,030
Teller machine fees                     65,207         53,197         45,525
Miscellaneous                          102,334        100,596         96,665

                                $    1,065,408    $   960,765     $1,157,559


The accompanying notes are an integral part of the financial statements. Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

10.	Income Taxes

		The components of income tax expense are as follows:


                      		     1997      	      1996      	      1995
Current
  Federal			       $     2,346,813       $     2,134,931       $    1,926,206
  State                    377,669               405,411              454,873

                         2,724,482             2,540,342            2,381,079
Deferred                   (31,560)              (65,410)              (4,292)

                   $     2,692,922       $     2,474,932       $    2,376,787

		The components of the deferred tax benefit are as follows:

Provision for credit losses $(15,574)    $      (70,207)        $     (23,172)
Pension expense              1,795                1,974                 6,701
Depreciation                 (16,247)            (1,351)               11,440
Discount accretion            11,470                269                 3,884
Health insurance premium deposits (13,350)           -                    -
Nonaccrual loans                 346              3,905                (3,145)

                     $        (31,560)    $      (65,410)        $     (4,292)

		The components of the net deferred tax assets are as follows:

Deferred tax asset
  Allowance for credit losses $  562,373   $     546,799         $     476,592
  Health insurance premium deposits 13,350           -                   -
  Nonaccrual loans                    -              346                 4,251

                                 575,723         547,145               480,843
Deferred tax liabilities
  Depreciation                   212,282         228,529               229,880
  Pension                         13,973          12,178                10,204
  Discount accretion              21,193           9,723                 9,454
  Unrealized gain on securities
   available for sale            224,214         142,392               203,202

                                 471,662         392,822               452,740

                        $        104,061    $    154,323        $       28,103

The accompanying notes are an integral part of the financial statements. Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


10.	Income Taxes (Continued)

	A reconciliation of the provision for taxes on income from the statutory federal income tax rates to the effective income tax rates follows:


                                       					  1997  		  1996  		  1995

Statutory federal income tax rate             34.0 %     34.0 %     34.0 %
Increase (decrease) in tax rate resulting from
  Tax-exempt income                           (1.9)      (2.4)      (2.1)
  State income taxes net of federal	           3.2        3.7        4.6
          income tax benefit
  Other                                         -         -          0.1

                                              35.3%      35.3 %     36.6 %


11.	Lease Commitments

	The Bank leases the land on which the Route 50 branch is located and the branch office in South Pocomoke. Lease obligations will require payments as follows:



                                          Minimum
   Period                                 rentals

    1998                              $    18,162
    1999                                   16,495
    2000                                   13,162
    2001                                   13,162
    2002                                   13,162
                                      $    74,143

	The Route 50 lease provides for an increase in rent every 121/2 years based on the consumer price index.  The lease also provides an option to renew for a twenty-five
year period subject to the same terms at the expiration of the initial term,
August 31, 1999.

	The South Pocomoke lease provides for an increase in rent every five years based on the consumer price index. The lease expires January 1, 2003. All costs associated with the properties, including real estate taxes, are obligations of the Bank.

The accompanying notes are an integral part of the financial statements.




Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

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


                                    1997      		      1996      	      1995
Accumulated benefit obligation
  Vested				                 $  1,603,951 		 $  1,433,780    $    1,279,175
  Nonvested                         2,169           7,380             8,022

                             $  1,606,120    $  1,441,160    $    1,287,197

Plan assets at fair value    $  2,219,851    $  2,004,200    $    1,799,123
Projected benefit obligation    2,310,520       2,080,175         1,890,146
Projected plan assets             (90,669)        (75,975)          (91,023)
        in excess of benefit obligations
Unrecognized prior service cost    70,821          80,939            91,057
Unrecognized net (gain) loss       29,610          (4,250)           (8,653)
Unamortized net obligation         26,418          30,820            35,222
       from transition
Prepaid pension expens     $       36,180   $      31,534     $      26,603
       included in other assets

		Net pension expense includes the following components:

Service cost               $       82,851   $      81,063     $      66,172
Interest cost                     143,866         130,838           119,413
Actual return on assets          (180,123)       (165,889)         (146,874)
Amortization of unrecognized       10,118          10,118            10,118
            prior service cost
Amortization of transition obligations 4,402        4,402             4,402
Deferred loss                      28,240          18,598            13,237

Net pension expense        $       89,354  $       79,130     $      66,468

		Assumptions used in the accounting for net pension expense were:


                                            1997     	    1996     	  1995

Discount rates				                           7.00%        7.00%       7.00%
Rates of increase in compensation levels     6.00%        6.00%       6.00%
Long-term rate of return on assets           7.50%        8.00%       8.00%


The accompanying notes are an integral part of the financial statements.


Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

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


                     December 31, 1997   December 31, 1996  December 31, 1995
                  Carrying     Fair     Carrying    Fair    Carrying    Fair
                  amount       value    amount      value   amount      value
Financial assets
  Cash and due from
    banks   9,150,979   9,263,907  9,802,923  9,887,787  11,028,482 11,119,681
  Federal funds sold
           20,207,703  20,207,703 14,000,000  14,000,000  31,000,000 1,000,000
  Interest-bearing deposits
            1,229,000   1,238,186  1,423,000   1,433,599   2,009,000 2,027,014
  Investment  securities (total)
           65,822,710  66,030,953 64,970,642  65,149,827 55,725,274 55,926,070
  Loans, net
      147,190,832  146,996,644 149,059,660 148,899,731 136,319,638 136,178,402
  Accrued interest receivable
        1,790,423    1,790,423  1,626,619    1,626,619   1,450,219   1,450,219

Financial liabilities
  Noninterest-bearing deposits
     $ 33,093,588  $ 33,093,588 31,837,470 31,837,470 40,938,084  40,938,084
  Interest-bearing deposits
      173,699,610  173,776,507 172,460,336 172,641,527 161,902,004 162,121,003
Obligation under capital lease
          61,720        61,720     126,611     126,611     193,511    193,511
  Accrued interest payable
         433,344       433,344     428,45      428,451     456,222    456,222

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

The accompanying notes are an integral part of the financial statements.



Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


13.	Fair Value of Financial Instruments (Continued)

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

	The executive officers and directors of the Bank enter into loan transactions with the
Bank in the ordinary course of business.  The terms of these transactions are similar to the
terms provided to other borrowers entering into similar loan transactions.


                                        	    1997      		      1996



Beginning balance		                      $  9,482,547  		$  7,178,848
Advances                                    2,651,499       3,328,459
                                           12,134,046      10,507,307
Repayments                                  2,667,073       1,024,760

Ending balance                           $  9,466,973    $  9,482,547

	The Bank obtains legal services from a law firm in which one of the principal attorneys is also a member of the Bank's Board of Directors.  Fees charged for these services
are at similar rates charged by unrelated law firms for similar legal work.
Amounts paid to
this related party totaled $4,374 and $2,183 during the years ended
December 31, 1997 and 1996.

The accompanying notes are an integral part of the financial statements.


Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


15.	Capital Standards

	The Federal Reserve Board and the Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organization.  These standards require ratios
of capital to assets for minimum capital adequacy and to be classified as well capitalized under
prompt corrective action provisions.  The capital ratios and minimum capital requirements of the Bank are as follows:


                                                               To be well
                              Actual       Capital adequacy    capitalized
(in thousands)               Amount  Ratio   Amount   Ratio   Amount    Ratio

      December 31, 1997
  Total capital
   (to risk-weighted assets)  38,896 32.5% >  9,589 >  8.0%  > 11,986 > 10.0%
  Tier 1 capital
    (to risk-weighted assets) 37,391 31.2% >  4,795 >  4.0% >   7,192  >  6.0%
  Tier 1 capital
   (to average assets)        37,391 14.8% > 10,090  > 4.0% >  12,612  >  5.0%


      December 31, 1996
  Total capital
    (to risk-weighted assets) 39,779 32.8% >  9,702  > 8.0% >  12,128  > 10.0%
  Tier 1 capital
    (to risk-weighted assets) 38,257 31.5% >  4,851  > 4.0% >   7,277  >  6.0%
  Tier 1 capital
   (to average assets)        38,257 15.4% >  9,962  > 4.0% >   12,453  > 5.0%


	Tier 1 capital consists of capital stock, surplus, and undivided profits and total capital
includes a limited amount of the allowance for credit losses.  In calculating risk-weighted
assets, specific risk percentages are applied to each category of asset and off-balance sheet items.

	Failure to meet the capital requirements could affect the Bank's ability to pay dividends and accept deposits, and may significantly affect the operations of the Bank.


The accompanying notes are an integral part of the financial statements.




Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

16.	Parent Company Financial Information

	The balance sheets and statements of income and cash flows for Calvin B. Taylor Bankshares, Inc. (Parent Only) follow:


                                                    			December 31,
Balance Sheets 						                      1997                       1996
                 				Assets

Cash and due from banks				       $          255,797         $       909,975
Interest-bearing deposits                    500,000                     -
Securities available for sale                263,450                 235,400
Investment in subsidiary banks            40,598,524              38,338,929
Premises and equipment                       874,125                 232,156
Organization costs                            90,808                  42,400
Other assets                                   2,597                  33,087
          Total assets              $     42,585,301        $     39,791,947


			 Liabilities and Stockholders' Equity


Liabilities
  Accounts payable			               $           -           $          1,963
  Deferred income taxes                        8,284                  90,911
          Total liabilities                    8,284                  92,874
Stockholders' equity
  Common stock, par value $1.00 per share; authorized
    2,000,000 shares; issued and outstanding 810,000 shares
                                             810,000                 810,000
  Additional paid-in capital              17,290,000              17,290,000
  Retained earnings                       24,120,666              21,372,763
  Net unrealized gain on securities available for sale
                                             356,351                 226,310
          Total stockholders' equity      42,577,017              39,699,073
          Total liabilities and
             stockholders' equity      $  42,585,301        $     39,791,947


 				Statements of Income

                                              Years Ended December 31,
                       			                    1997     		 	         1996
Interest revenue 				                   $        30,586     $         5,228
Dividend revenue                                 13,200               9,702
Dividends from subsidiary                     5,929,000           2,916,000
Equity in undistributed income of subsidiary (1,001,768)          1,618,986
Rental income                                     1,575                -
                                              4,972,593           4,549,916

Expenses
  Occupancy            		                         4,476                  51
  Furniture and equipment                         2,616                 -
  Other                                          31,406              17,235
                                                 38,498              17,286

Income before income taxes                    4,934,095           4,532,630
Income taxes (benefit)                             (808)             (3,011)
Net income                              $     4,934,903   $       4,535,641

The accompanying notes are an integral part of the financial statements.



Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

16.	Parent Company Financial Information (Continued)


                                                 Years Ended December 31,
Statements of Cash Flows				                    1997                1996

Cash flows from operating activities
  Interest and dividends received 	    $       5,728,997    $       2,930,930
  Rental payments received                         1,575                 -
  Cash paid for operating expenses               (27,340)              (7,768)
  Income taxes refunded (paid)                     3,162                 (150)
                                               5,706,394            2,923,012
Cash flows from investing activities
  Organization costs                             (58,912)             (51,918)
  Purchase premises and equipment               (614,660)            (260,119)
  Investment in new subsidiary                (3,000,000)                -
  Purchase of certificate of deposit            (500,000)                -
                                              (4,173,572)            (312,037)

Cash flows from financing activities
  Dividends paid                              (2,187,000)          (1,701,000)

Net increase in cash                            (654,178)             909,975

Cash and equivalents at beginning of year        909,975                  -
Cash and equivalents at end of year      $       255,797     $        909,975


Reconciliation of net income to net cash
   provided by operating activities
    Net income					                         $  4,934,903         $  4,535,641
    Adjustments to reconcile net income to net
       cash used in operating activities
       Undistributed net income of subsidiary  1,001,768           (1,618,986)
        Noncash distribution from subsidiary    (242,000)                -
        Amortization and depreciation            13,121                 9,518
        Increase (decrease) in other liabilities (1,963)                 -
        Decrease (increase) in other assets         565                (3,161)
                                           $  5,706,394          $  2,923,012


The accompanying notes are an integral part of the financial statements.



Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

17.	Quarterly Results of Operations (Unaudited)


                                           Three months ended
                           December 31,   September 30,   June 30,  March 31,

1997
Interest revenue    $    4,462,491     4,523,650       4,250,828    4,195,297
Interest expense         1,541,685     1,534,663       1,440,196    1,451,139
Net interest income      2,920,806     2,988,987       2,810,632    2,744,158
Provision for loan losses   25,000            -           25,000           -
Net income               1,282,099     1,352,094       1,114,717    1,185,993

Earnings per share   $        1.58     $    1.67       $    1.38    $    1.46


1996
Interest revenue    $    4,358,710     4,442,713       3,986,962    4,032,044
Interest expense         1,540,696     1,554,252       1,481,600    1,516,863
Net interest income      2,818,014     2,888,461       2,505,362    2,515,181
Provision for loan losses  143,000        25,000          25,000          -
Net income               1,186,056     1,261,815       1,075,940    1,011,830

Earnings per share    $       1.46     $    1.56       $    1.33    $    1.25


1995
Interest revenue   $    4,106,171      4,129,395       3,857,144    3,841,850
Interest expense        1,552,072      1,533,621       1,371,182    1,323,137
Net interest income     2,554,099      2,595,774       2,485,962    2,518,713
Provision for loan losses  35,000           -             25,000         -
Net income              1,027,995      1,104,832       1,043,672      943,416

Earnings per share   $       1.27     $     1.36       $    1.29     $   1.17


18.	Contingencies

	The Company is involved in various legal actions arising from normal business activities.  Management believes that the ultimate liability or risk of loss resulting from these actions will not materially affect the Company's financial position.




The accompanying notes are an integral part of the financial statements.


Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Calvin B. Taylor



Date:_________________________          By:___________________________
                                          Reese F. Cropper, Jr.
                                          President and CEO

Date:________________________           By:___________________________
                                           William H. Mitchell
                                           Chief Financial Officer


This statement has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.




EXHIBIT 21

SUBSIDIARIES OF THE COMPANY

	Calvin B. Taylor Banking Company, a state bank organized under the laws of the State of Maryland.

	Calvin B. Taylor Company, Delaware is in organization to be chartered under the laws of the State of Delaware.