Form 10QSB
period 1998-09-30
TAYLOR CALVIN B BANKSHARES INC
filed 1998-11-10
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION
Washington,  DC  20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
	   For the quarter ended September 30, 1998

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM __________________ TO _________________

Commission File Number:  0001003986

CALVIN B. TAYLOR BANKSHARES, INC.
(Exact name of issuer as specified in its charter)

          Maryland          					                 52-1948274
(State of incorporation)					(I.R.S. Employer Identification No.)

24 North Main Street,  Berlin,  Maryland  21811
(Address of principal executive offices)

      (410) 641-1700
(Issuer's telephone number)

         Not Applicable

(Former name, former address and former fiscal year, if changed since last report


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

The registrant has 1,620,000 shares of common stock ($1.00 par) outstanding as of November 6, 1998.


Transitional Small Business Disclosure Format (check one) YES      NO    X

Calvin B. Taylor Bankshares, Inc. and Subsidiaries
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

Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Part I - Financial Information
Consolidated Statements of Condition



                                  (unaudited)
                                   September 30             December 31,
                                       1998                     1997
                 Assets

Cash and due from banks          $       10,359,153           $      9,150,979
Federal funds sold                       30,117,138                 20,207,703
Interest-bearing deposits                 1,228,000                  1,229,000
Investment securities available
   for sale                               3,093,589                  2,573,450
Investment securities held to maturity
  (approximate fair value
   of $83,996,825 and $63,457,503)       83,159,649                 63,249,260
Loans, less allowance for credit losses
  of $2,089,139 and $2,080,798          143,844,823                147,190,832
Premises and equipment                    4,819,044                  4,152,389
Accrued interest income                   1,542,760                  1,790,423
Intangible assets                            90,475                    107,476
Deferred income taxes                         7,877                    104,061
Other assets                                 97,758                    137,039

                               $        278,360,266           $    249,892,612


          Liabilities and Stockholders' Equity

Deposits
  Noninterest-bearing         $          37,159,124           $     33,093,588
  Interest-bearing                      194,373,267                173,699,610
                                        231,532,391                206,793,198
Accrued interest payable                    484,547                    433,344
Accrued income taxes                            -                       21,527
Obligation under capital lease                  -                       61,720
Other liabilities                             4,472                      5,806
                                        232,021,410                207,315,595
Stockholders' equity
  Common stock, par value $1 per share
   authorized 2,000,000 shares, issued and
   outstanding 1,620,000 shares in 1998 and
   810,000 shares in 1997                 1,620,000                    810,000
  Capital surplus                        17,290,000                 17,290,000
  Retained earnings                      26,890,130                 24,120,666

                                         45,800,130                 42,220,666
  Net unrealized gain on securities
   available for sale                       538,726                    356,351
                                         46,338,856                 42,577,017

                               $        278,360,266            $   249,892,612

Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)




                         For the three months ended  For the nine months ended
                                   September 30              September 30
                              1998         1997          1998          1997
Interest and dividend revenue
  Loans, including fees    $ 3,090,783  $ 3,193,087  $  9,354,603  $ 9,607,249
  U.S. Treasury securities     966,122      740,258     2,537,354    2,005,109
  State and municipal
     securities                139,461      115,465       344,955      386,140
  Federal funds sold           405,231      454,173     1,010,701      909,664
  Deposits with banks           17,265       17,345        53,605       51,735
  Equity securities              4,046        3,322        10,756        9,878
    Total interest and
      dividend revenue       4,622,908    4,523,650    13,311,974   12,969,775


Interest expense
  Deposit interest           1,660,900    1,534,663     4,676,870    4,424,169
  Other                             -            -             -         1,829
    Total interest expense   1,660,900    1,534,663     4,676,870    4,425,998


    Net interest income      2,962,008    2,988,987     8,635,104    8,543,777

Provision for credit losses      1,175           -          1,175       25,000
   Net interest income after
   provision for credit
   losses                    2,960,833    2,988,987     8,633,929    8,518,777


Other operating revenue
  Service charges on deposit
  accounts                     186,292      155,407       508,661      452,771
  Miscellaneous revenue        102,392       73,630       262,237      210,725
Total other operating revenue  288,684      229,037       770,898      663,496


Other expenses
  Salaries and employee
  benefits                     703,773      638,798     2,180,312    2,039,343
  Occupancy                    175,148      156,851       382,821      370,152
  Furniture and equipment       78,954       64,770       297,477      279,563
  Other operating              328,244      301,488     1,074,734      809,046
    Total other expenses     1,286,119    1,161,907     3,935,344    3,498,104

Income before income taxes   1,963,398    2,056,117     5,469,483    5,684,169
Income taxes                   671,083      704,023     1,890,019    2,031,365

Net income            $      1,292,315  $ 1,352,094  $  3,579,464  $ 3,652,804

Basic earnings per share   $      1.60  $      1.67  $       4.42  $      4.51

Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)




                                             For the nine months ended
                                                   September 30
                                                1998              1997
Cash flows from operating activities
  Interest received                $           13,353,423  $       12,803,403
  Other revenue received                          711,584             613,425
  Cash paid for operating expenses             (3,652,745)         (3,243,010)
  Interest paid                                (4,625,667)         (4,424,840)
  Taxes paid                                   (1,810,687)         (2,026,802)
                                                3,975,908           3,722,176
Cash flows from investing activities
  Cash paid for premises, equipment,
    intangibles,and construction in progress     (935,851)           (917,244)
    Net customer loans repaid (advanced)        3,344,834           2,410,583
    Redemption of matured securities           36,770,000          27,672,000
    Investment in securities                  (56,715,755)        (31,734,780)
    Redemption of certificates, net of
    purchases                                       1,000             194,000

                                              (17,535,772)         (2,375,441)
Cash flows from financing activities
  Net change in time deposits                   6,705,272            (250,414)
  Net change in other deposits                 18,033,921           9,086,007
  Payment on capital lease                        (61,720)            (64,891)
  Dividends paid                                      -              (810,000)
                                               24,677,473           7,960,702


Net increase (decrease) in cash                11,117,609           9,307,437
Cash and equivalents at beginning of period    29,358,682          23,802,923
Cash and equivalents at end of period   $      40,476,291      $   33,110,360


Reconciliation of net income to net cash provided
  from operating activities
  Net income                             $      3,579,464      $    3,652,804
  Adjustments
    Depreciation and amortization                 286,196             256,307
    Deferred tax provision                             -              (14,004)
    Provision for loan losse                        1,175              25,000
    Security discount accretion, net of
    Premium amortization                         (206,214)           (297,782)
    Decrease (increase) in accrued interest
      receivable and other assets                 286,945              83,079
    Increase (decrease) in accrued interest
      payable and other liabilities                28,342              16,772

                                  $             3,975,908  $        3,722,176

Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Notes to Financial Statements


1.	Basis of Presentation

		The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and Regulation
 S-X of the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results of the nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the years ending December 31, 1998 and
1997.  For further information, refer to the financial statements and footnotes thereto for the Registrant's fiscal period ended December 31, 1997.

2.	Cash Flows

			For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.


3.      Comprehensive Income

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires the reporting of comprehensive income. Comprehensive income includes unrealized gains and losses, including the unrealized gains and losses on available-for-sale securities that have been reported as a separate component of stockholders' equity, not recognized in net income. The adoption of this statement had no impact on the Company's net income or stockholders' equity.
	For the nine months ended September 30, 1998 and 1997, total comprehensive income, net of taxes, was $3,761,839 and $3,680,217, respectively.

3. Other Accounting Pronouncements

	In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires disclosures about reportable operating segments. Although this statement is effective for periods beginning after December 15, 1997, it is not required to be applied for interim periods during 1998. This statement will require additional disclosures in the Company's 1998 annual report.

	In June, 1998, the the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for
Derivative Instruments and Hedging Activities. The Company currently has no derivative instruments or hedging activities so no effect is expected.

Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Part I Financial Information
Item 2.  Management's Discussion and Analysis or Plan of Operation.

	The following discussion of the financial condition and results of operations of the Registrant (the Company) should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein.

General

	The Company was incorporated in Maryland on October 31, 1995, as a bank holding company. Stock of a Maryland state bank with the name Calvin B.
Taylor Banking Company was exchanged in February, 1996 for the outstanding stock of the Company. A second bank was chartered as a Delaware state bank with the name Calvin B. Taylor Bank of Delaware.

	The Maryland bank was established in 1890 and incorporated in 1907 while the Delaware bank. was chartered in 1997, opening late during the second quarter of 1998. The Company currently engages in no business other than owning and managing the Banks.

Financial Condition, Liquidity and Sources of Capital

	The major sources of liquidity of the Company arise from loan repayments, short-term investments, including federal funds sold, and an increase in core deposits. During the first quarter of the year, the Bank typically experiences a decline in deposits since these businesses are using their deposits to meet their cash flow needs. Generally, this situation reverses during the second quarter of the year as the businesses start repaying loans, and the Banks receive seasonal deposits from tourists and summer residents. Througout the second and third quarters the Banks maintain a high liquidity level. Funds from seasonal deposits are invested in short-term U.S. Treasury Bills and Federal Funds. Because of decreased loan demand, the Maryland bank has shifted funds to more liquid investments causing the 1998 liquidity ratios to be higher than normal for the period. The new Delaware bank has opened deposit accounts totaling approximately $947,000 while extending loans totaling approximately $87,000. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 55.17% for the third quarter of 1998 compared to 46.49% for the second quarter of 1998 and 39.76% third quarter of 1997.

	At September 30, 1998, the Company's interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap, as a percentage of interest-earning assets, of 9.70%.
Generally asset-sensitivity indicates that assets reprice quicker than liabilities and in a rising rate environment net interest income typically increases.  Conversely, if interest rates decrease, net interest income would decline.  Both banks have classified its demand mortgage and commercial loans as immediately repriceable.  Unlike loans tied to prime, these rates rests with management.  The cumulative gap declined primarily due to shift from demand loans to investment securities with longer terms while money market accounts, now accounts, and savings accounts, which are considered immediately repriceable, have increased.

	Tier one risk-based capital ratios of the Company as of September 30, 1998 and 1997 were 36.73% and 35.05%, respectively. Both are substantially in excess of regulatory minimum requirements.

Results and Plan of Operation

	Net income for the three months ended September 30, 1998, was $1,292,315 or
$1.60 per share, compared to $1,353,297 or $1.67 per share for the third
quarter of 1997.   The Company experienced decreased earnings of $74,543,
through the third quarter from prior year earnings.  The primary reason net income decreased is due to an increase in other operating expense.

- 7 -
Results and Plan of Operation (continued)

	Increases in net interest income and other operating income were offset by increased other operating expenses. The third quarter other operating expenses were higher in 1998 compared to 1997 as the result of the opening of the Delaware Bank. Typically new Banks do not break even until their fourth or fifth year of operation. The Maryland Bank has also incurred first year costs of its new club product in excess of revenues totaling approximately $51,000.

	The Company reviewed its consolidated loan portfolio and determined the allowance, at 1.43% of gross loans, was adequate as of September 30, 1998.
At December 31, 1997, the allowance was 1.41% of gross loans. Because the Maryland bank has experienced both net recoveries and a decline in gross loans, the only loan loss provision recorded was $1,175 for the Delaware
bank.   At September 30, 1998, there were no nonaccruing loans and only .05%
of the portfolio was delinquent ninety days or more.

	The year 2000 (Y2k) poses many potential problems for businesses and individuals. In an effort to conserve hard drive space, in the past programmers wrote programs that would not recognize the year 2000 correctly. This can cause system failures for computers and other electronic equipment that has chip components. Management has a Y2k committee, which reports to the Board, responsible for assessing progress in the Company's plans to minimize the effects of the Y2k problem. Management has upgraded the hardware and software it has identified as needing replacement to be Y2K compliant.
As of September 30, 1998, the Company thinks its systems are Y2k compliant. Testing of these systems will begin during the middle of the fourth quarter of 1998. Management has also sent surveys or met with its vendors and large customers. The Y2k committee and loan officers are in the process of following up with large customers who have not satisfactorily communicated their Y2k preparedness to the Company.

	The Company believes most of the costs to address the Y2k issues have occurred. The remaining incremental costs should be the cost of communicating with the customers not yet Y2k compliant. Management thinks these costs will have no significant impact on its earnings.

	Management believes its greatest Y2k issues are external issues, including
whether borrowers are actually Y2k compliant.   If borrowers are not
prepared, their ability to continue in business and repay their debt could become doubtful.

	Management is in the process of evaluating alternatives to replace its current in-house computer system which is almost five years old. The Company expects this replacement to occur in 1999 or 2000. During the fourth quarter of 1998, management will replace the reader/sorter which is integral to the computer system, but older than most components. The cost of the new reader/sorter is $522,939. Management also plans to upgrade its optical system and replace its older personal computers late in 1998 at a total cost of $52,000. Any new computer system will have to be year 2000 compliant and be able to interface with these new fourth quarter purchases.

	The Banks employed one hundred and one full time equivalent employees as of
September 30, 1998.  The Maryland bank hires seasonal employees during the summer.  The Company employs no employees outside those hired by the Banks.

	Net interest income of the company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes.
Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points.
If prime were to decrease one hundred basis points, the Company would experience a decrease of net interest income of 3.79% if all assets and liabilities maturing within that period were adjusted for the rate change.
The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans and deposits. This paragraph contains certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of the Private Litigation Securities Reform Act of 1995.

	The Banks conduct general commercial banking businesses in their service areas, of Worcester County, Maryland and Sussex County, Delaware, while also emphasizing the banking needs of individuals and small- to medium-sized businesses and professional concerns. The Banks offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types ranging from daily money market accounts to longer-term certificates of deposit.

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
      		There were no reports on Form 8-K filed for the quarter ended September 30, 1998.

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           Calvin B. Taylor Bankshares, Inc.





Date: _______________	              By:    /s/  Reese F. Cropper, Jr.
                                         		Reese F. Cropper, Jr.
		                                         President and CEO



Date: _________________	            By:     /s/ William H. Mitchell
		                                          William H. Mitchell
                                          		Chief Financial Officer







Calvin B. Taylor Bankshares, Inc.
Financial Data Schedule



Item                                                     September 30,
Number                                                       1998

9-03(1)     Cash and due from banks                       10,359,153
9-03(2)     Interest-bearing deposits                      1,228,000
9-03(3)     Federal Funds sold                            30,117,138
9-03(4)     Trading account assets
9-03(6)     Investment and mortgage-backed securities
                held for sale                              3,093,589
9-03(6)     Investment and mortgage-backed securities
                held to maturity - carrying value         83,159,649
9-03(6)     Investment and mortgage-backed securities
                held to maturity - market value           83,996,825
9-03(7)     Loans                                        145,933,962
9-03(7)(2)  Allowance for losses                           2,089,139
9-03(11)    Total assets                                 278,360,266
9-03(12)    Deposits                                     231,532,391
9-03(13)    Short-term borrowings                               -
9-03(15)    Other liabilities                                489,019
9-03(16)    Long-term debt
9-03(19)    Preferred stock - mandatory redemption
9-03(20)    Preferred stock - no mandatory redemption
9-03(21)    Common stock                                   1,620,000
9-03(22)    Other stockholders' equity                    44,718,856
9-03(23)    Total liabilities and stockholders' equity   278,360,266



Calvin B. Taylor Bankshares, Inc.
Financial Data Schedule
(continued)


                                                      Six Months Ended
Guide                                                  September 30,
Number                                                    1998

9-04(1)    Interest and fees on loans                   9,354,603
9-04(2)    Interest and dividends on investments        2,893,065
9-04(4)    Other interest income                        1,064,306
9-04(5)    Total interest income                       13,311,974
9-04(6)    Interest on deposits                         4,676,870
9-04(9)    Total interest expense                       4,676,870
9-04(10)   Net interest income                          8,635,104
9-04(11)   Provision for loan losses                        1,175
9-04(13)(b)Investment securities gains/(losses)                -
9-04(14)   Other expenses                               3,935,344
9-04(15)   Income/loss before income tax                5,469,483
9-04(17)   Income/loss before extraordinary items       5,469,483
9-04(18)   Extraordinary items, less tax                      -
9-04(19)   Cumulative change in accounting principles         -
9-04(20)   Net income or loss                           3,579,464
9-04(21)   Earnings per share - basic                        4.42
9-04(21)   Earnings per share - diluted                      4.42
I.B.5      Net yield on interest earning assets              5.19 %
III.C.1(a) Loans on nonaccrual                                 -
III.C.1(b) Accruing loans past due 90 days or more         73,040
III.C.1(c) Troubled debt restructuring                         -
III.C.2    Potential problem loans                             -
IV.A.1     Allowance for loan loss-beginning of period  2,080,798
IV.A.2     Total chargeoffs                                 7,172
IV.A.3     Total recoveries                                14,338
IV.A.4     Allowance for loan loss-end of period        2,089,139
IV.B.1     Loan loss allowance allocated to domestic
           loans                                        2,089,139
IV.B.2     Loan loss allowance allocated to foreign
           loans                                              -
IV.B.3     Loan loss allowance - unallocated                  -