Form 10KSB/A
period 1997-12-31
TAYLOR CALVIN B BANKSHARES INC
filed 1998-11-13
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
Form 10-KSB/A

(Mark One)
  x  	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

     	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934 	[NO FEE REQUIRED]

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












Item 2. Description of Property

	The Company has a main office and nine branch locations, all of which are owned by the Company. The locations are described as follows:

OFFICE			          LOCATION                                    	Square Footage
Main Office		      24 North Main Street, Berlin, MD 21811     	        	6,500
East Berlin Office	10524 Old Ocean City Boulevard, Berlin, MD 21811   		1,500
20th Street Office	100 20th Street, Ocean City, MD 21842              		3,100
Ocean Pines Office	11003 Cathell Road, Berlin, MD 21811                	2,420
91St Street Office 9105 Coastal Highway, Ocean City, MD 21842         		1,984
142nd Street Office 	14200 Coastal Highway, Ocean City, MD 21842      		2,545
West Ocean City Office	9923 Golf Course Road, Ocean City, MD 21842    		2,496
Downtown Pocomoke Office	144 Market Street, Pocomoke, Maryland 21851		  3,240
South Pocomoke Office	121 Ames Plaza, Pocomoke, Maryland 21851		        1,715
Snow Hill Office	108 West Market Street, Snow Hill, Maryland 21863		    3,773

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

				     Title or Position with the
Name			                 Age		Corporation  		    Title or Position with the Bank

James R. Bergey, Jr.	   42	  Director	  		           	Director
James R. Bergey, Sr.	   63	  Senior Vice President, 		Senior Vice President,
				                         Secretary and Director 		Manager of Ocean City
						                                             			Branches, and Director
Richard L. Bunting.	    68	  Director            			 	Director
John H. Burbage, Jr. 	  54	  Director            			 	Director
Reese F. Cropper, Jr.	  55	  President, CEO          	President, CEO
                             Director	                Director
Hale Harrison.		        50   Director          			   	Director
Gerald T. Mason		       49	  Director             				Director
William H. Mitchell	    48   Treasurer            				Vice President and
                                                      Cashier
Joseph E. Moore		       54	  Director             				Director
Horace D. Quillin, Sr.	 69   Director             				Director
Michael L. Quillin, Sr.	58   Director          			   	Director
Hugh F. Wilde, Sr.	     69   Director             				Director



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

				     Title or Position with the
Name			                 Age		Corporation		      Title or Position with the Bank

James R. Bergey, Jr.	    42	 Director        			   	Director
James R. Bergey, Sr.	    63	 Senior Vice President  Senior Vice President,
                      				   Secretary and Director Manager of Ocean City
								                                            Branches, and Director
Richard L. Bunting.	     68	 Director          			 	Director
John H. Burbage, Jr.	    54  Director          			 	Director
Reese F. Cropper, Jr.    55  President, CEO        	President, CEO
				                         Director               Director
Hale Harrison.		         50	 Director        			   	Director
Gerald T. Mason		        49	 Director   			        	Director
William H. Mitchell	     48	 Treasurer		  		        Vice President and Cashier
Joseph E. Moore		        54  Director            			Director
Horace D. Quillin, Sr. 	 69  Director				           Director
Michael L. Quillin, Sr.	 58  Director		 	           Director
Hugh F. Wilde, Sr.	      69  Director				           Director

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

3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of Registration Statement Form
		 S-4, File No. 33-99762).

3.2  Bylaws of the Company (incorporated by reference to Exhibit
3.2 of Registration Statement Form S-4, File
		No. 33-99762).

	13	Annual Report for the year ended December 31, 1997.
     - Additional disclosures
	13 (a) Annual Report to Shareholders for the year ended December 31, 1997
         Calvin B. Taylor Bankshares, Inc.


	21	Subsidiaries of the Company.

(b)	Reports on Form 8-K
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



EXHIBIT 13

ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 1997


Calvin B. Taylor Bankshares, Inc.



1997 Annual Report

Calvin B. Taylor Banking Company

BUSINESS OF THE COMPANY

	Calvin B. Taylor Bankshares, Inc. (the "Company") was incorporated as a Maryland corporation on October 31, 1995, to become a one-bank holding company by acquiring all of the capital stock of Calvin B. Taylor Banking Company (the "Bank"). The Bank was incorporated under the laws of the State of Maryland on December 17, 1907. The Bank was organized as a nonmember state bank underthe laws of the State of Maryland. The Bank is engaged in a general commercial banking business, emphasizing in its marketing the Bank's local management and ownership, from its main office location in its primary service area of Worcester County and its neighboring counties. The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts.
The Bank also offers a full range of short- to medium-term commercial and personal loans. The Bank also originates and holds or sells into the secondary market fixed and variable rate mortgage loans and real estate construction and acquisition loans.
Other bank services include cash management services, safe deposit boxes, travellers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts.


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


                                 Average Balances, Interest, and Yields

                             For the Year Ended             For the Year Ended
                             December 31, 1997               December 31, 1996
                   Avg. balance  Interest  Yield   Avg. balance Interest Yield

Assets

Federal funds sold and
securities sold
under repurchase
agreements          $21,772,942  $1,213,039 5.57%  $23,969,126  $1,259,685 5.26%
Interest bearing
deposits              1,243,208      69,397 5.58%    1,704,150      95,268 5.59%

Investment
securities:
U. S. Treasury       47,767,048   2,856,937 5.98%   43,711,492   2,583,671 5.91%
State and municipal  11,991,438     706,528 5.89%   13,903,680     801,909 5.77%
Other                   249,030      20,000 8.03%      239,800      17,511 7.30%
Total investment
securities           60,007,516   3,583,465 5.97%   57,854,972   3,403,091 5.88%
Loans:
Commercial           15,039,707   1,272,668 8.46%   15,633,923   1,367,904 8.75%
Mortgage            131,512,234  11,012,492 8.37%  124,541,433  10,420,312 8.37%
Consumer              5,010,982    510,500 10.19%    5,093,110    530,990 10.43%

Total loans         151,562,923  12,795,660 8.44%  145,268,466  12,319,206 8.48%
Allowance for
loan losses           2,053,552                      1,882,458
Total loans, net
of allowance        149,509,371  12,795,660 8.56%  143,386,008  12,319,206 8.59%
Total interest-
earning assets      232,533,037  17,661,561 7.60%  226,914,256  17,077,250 7.53%
Noninterest-bearing
cash                  9,997,110         -           10,031,886         -
Premises & equipment  3,967,373         -            3,526,237         -
Other assets          1,839,672         -            1,776,380         -

Total assets      $ 248,337,192  17,661,561      $ 242,248,759  17,077,250


Liabilities and Stockholders' Equity

Interest-bearing
Deposits Savings
and NOW deposits   $ 53,793,965   1,389,996 2.58%   52,217,712   1,360,659 2.61%
Money market
and supernow         55,012,180   1,497,011 2.72%   53,398,291   1,486,936 2.78%
Other time deposits  62,944,109   3,078,856 4.89%   63,458,397   3,242,018 5.11%
Total interest-
bearing deposits    171,750,254   5,965,863 3.47%  169,074,400   6,089,613 3.60%
Borrowed funds           80,743       1,820 2.25%      135,884       3,798 2.80%
Total interest-
bearing liabilities 171,830,997   5,967,683 3.47%  169,210,284   6,089,613 3.60%
Noninterest-bearing
deposits             34,304,946         -           33,499,139         -

                    206,135,943   5,967,683        202,709,423   6,093,411

Other liabilities       738,550         -              820,691          -
Stockholders'
equity               41,462,699         -           38,718,645          -

Total liabilities
and
stockholders'
equity           $  248,337,192   5,967,683        242,248,759    6,093,411

Net interest spread                          4.13%                         3.93%
Net interest income  11,693,878                     10,983,839
Net margin on
interest-earning
assets                                       5.03%                         4.84%

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


Deposits and Other Interest-Bearing Liabilities

	Average interest-bearing  liabilities  increased $2,620,713, or
1.55%, to  $171,830,997 in  1997,  from  $169,210,284 in 1996.
Average interest-bearing  deposits  increased $2,675,404, or 1.58%,
1997.   to  $171,750,254 in  1997, from  $169,074,400  in  1996, while average demand deposits increased $805,807, or 2.41% to $34,304,946 in 1997, from $33,499,139 in 1996. A December 31, 1997, total deposits were $206,793,198
, compared to $204,297,806 at December 31, 1996, an increase of 1.22%.

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


EXHIBIT 13 (a)

Annual Report to the Shareholders
for the Year ending December 31, 1997

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



/s/ Rowles & Company, LLP
Rowles & Company, LLP




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




Calvin B. Taylor Bankshares, Inc.
and subsidiaries

Consolidated Statements of Changes in Stockholders' Equity


								                                                         	Unrealized
		   	                         Common stock    	         Undivided 	 gain on
        			                  Shares   Par value  Surplus  profits  securities

Balance, December 31, 1994   810,000 $810,000  17,290,000  5,228,207      -

 Net income                        -       -         -     4,119,915      -

 Cash dividend, $1.00
     per share                     -       -         -      (810,000)     -

 Change in unrealized
   gain on securities              -       -         -         -       322,955

Balance, December 31, 1995   810,000  810,000  17,290,000 18,538,122   322,955

 Net income     		                 -       -         -     4,535,641      -

 Cash dividend, $2.10
   per share                       -       -         -    (1,701,000)     -

 Change in unrealized
   gain on securities              -       -         -          -      (96,645)


Balance, December 31, 1996   810,000  810,000  17,290,000 21,372,763   226,310

 Net income                   	    -       -         -     4,934,903       -

Cash dividend, $2.70 per share     -       -         -    (2,187,000)      -

 Change in unrealized gain	        -       -         -          -      130,041
     on securities

Balance, December 31, 1997  810,000   810,000  17,290,000 24,120,666   356,351



 The accompanying notes are an integral part of these financial statements.



Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Consolidated Statements of Cash Flows

                                             Years Ended December 31,

                                     1997  	          1996 	          1995

Cash flows from operating activities

  Interest received         	 	$  16,835,399  	 $ 16,187,302 	 $   15,262,895
  Fees and commissions received      856,139         761,379          691,058
  Interest paid    			            (5,962,790)     (6,121,182)      (5,624,996)
  Cash paid to suppliers
    and employees                 (4,297,300)     (3,979,974)      (4,005,200)
  Income taxes paid 	         	   (2,885,011)     (3,049,058)      (1,907,237)

                                   4,546,437       3,798,467        4,416,520


Cash flows from investing activities

  Proceeds from maturities        33,192,000      43,555,000       35,334,183
     of investment securities
  Purchase of investment         (33,399,142)    (52,501,096)     (24,278,134)
     securities held to maturity
  Certificates of deposits
    purchased, net of maturities     194,000         586,000          592,000
  Loans made, net of principal
    collected                      1,818,828     (12,933,022)      (5,517,381)
  Purchases of and deposits
    on premises, equipment,
    software, and other
    intangibles                   (1,039,865)       (437,851)        (254,341)
  Proceeds from sale of equipment         -           17,125               -

                         				        765,821     (21,713,844)       5,876,327

Cash flows from financing activities

  Net increase (decrease) in
     Time deposits            		  (1,673,740)      2,732,698        9,929,539
     Other deposits                4,169,132      (1,274,980)       1,188,361
  Payments on capital lease          (64,891)        (66,900)         (67,914)
  Dividends paid                  (2,187,000)     (1,701,000)        (810,000)

               			                   243,501        (310,182)      10,239,986


Net increase (decrease) in cash    5,555,759     (18,225,559)      20,532,833
      and cash equivalents

Cash and cash equivalents at      23,802,923      42,028,482       21,495,649
       beginning of year

Cash and cash equivalents      $  29,358,682    $ 23,802,923    $  42,028,482
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



Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


 4.	Investment Securities

 	Investment securities are summarized as follows:

                        Amortized 	  Unrealized	    Unrealized	     Market
December 31, 1997      	   cost        gains   	     losses    	     value
Available for sale
  U.S. Treasury          1,992,885      317,115            -         2,310,000
  Equity                     -          263,450            -           263,450

     		                  1,992,885      580,565            -         2,573,450

  Held to maturity
  U.S. Treasury 	       53,890,145      175,832          3,052      54,062,925
  State and municipal    9,359,115       40,321          4,858       9,394,578

      		                63,249,260      216,153          7,910      63,457,503

December 31, 1996
Available for sale
  U.S. Treasury          1,991,698      133,302             -        2,125,000
  Equity                     -          235,400             -          235,400

                         1,991,698      368,702             -        2,360,400

Held to maturity
  U.S. Treasury         47,191,104      160,982         19,461      47,332,625
  State and municipal   15,419,138       42,037          4,373      15,456,802

                        62,610,242      203,019         23,834      62,789,427

 December 31, 1995
Available for sale
 U.S. Treasury           1,991,373      274,257            -         2,265,630
  Equity                     -          251,900            -           251,900

                         1,991,373      526,157            -         2,517,530

Held to maturity
  U.S. Treasury         42,879,867      221,904           52,002    43,049,769
  State and municipal   10,327,877       40,505            9,611    10,358,771

                        53,207,744      262,409           61,613    53,408,540



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


                     December 31, 1997   December 31, 1996   December 31, 1995
                    Amortized    Market  Amortized    Market Amortized  Market
    	                cost        value      cost      value    cost     value
Available for sale due
  After ten years

              1,992,885  2,310,000  1,991,698  2,125,000  1,991,373  2,265,630

Held to maturity due
  In one year or less

             40,640,738 40,725,433 29,582,902 29,606,635 36,980,277 37,050,458

After one year
  through five years

             22,608,522 22,732,070 33,027,340 33,182,792 15,077,563 15,233,557

After five through
     ten years
                     -         -           -         -    1,149,904  1,124,525

             63,249,260 63,457,503 62,610,242 62,789,427 53,207,744 53,408,540


Pledged securities

              5,494,785  5,531,876  6,751,564  6,920,996  6,071,589  6,165,365


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


	Amounts past due 90 days or more, and still accruing interest, and nonaccrual loans are as follows:


      		        December 31, 1997    December 31, 1996     December 31, 1995
                      90 days                90 days               90 days
              or more   Nonaccrual   or more  Nonaccrual   or more  Nonaccrual

Demand and time    1,645  $   -    $   54,000  $  -      $   11,117  $     -
Mortgage         201,047      -       244,748    66,587     399,614    107,042
Installment       12,671      -        20,413       607      17,776        -

             $   215,363  $   -    $  319,161  $ 67,194   $ 428,507  $ 107,042

Interest not
accrued on
nonaccrual loans	          $  -                 $    896             $  11,008


	Management has identified no impaired loans at December 31, 1997, 1996, and
1995.

The accompanying notes are an integral part of the financial statements.



Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

6.	Intangibles

	A summary of intangible assets and the related amortization is as follows:


                 Estimated useful life  	  1997         1996       	    1995

Computer software       3 - 5 years     $ 159,388    $ 159,388        $141,678
Other acquisition
    costs               3 - 25 years        1,718        1,718           1,718
Organization costs          5 years       110,831       51,918             -

                                          271,937      213,024         143,396

Accumulated amortization                  164,461      146,212         127,844

Net intangible assets              $      107,476    $  66,812     $    15,552

Amortization expense               $        18,249    $ 18,368     $     8,413


7.	Bank Premises and Equipment

	A summary of bank premises and equipment and the related depreciation is as follows:

              		Estimated useful life       1997         1996           1995

Land 				                           $   1,882,545   $  991,013   $     758,857
Premises                5-50 years      3,443,345    3,437,718       3,358,437
Furniture and
  equipment             5-40 years      2,294,630    2,212,325       2,154,193
Construction-in-
   progress                                 8,610         -               -
Property held under
   capital lease        5 years           329,303      329,303         329,303

                                        7,958,433    6,970,359       6,600,790
Accumulated depreciation                3,806,044    3,496,573       3,207,029

Net premises and equipment           $  4,152,389  $ 3,473,786   $   3,393,761

Depreciation expense                 $    329,414  $   327,710   $     345,027


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


                                      1997      		      1996      	      1995

Accumulated benefit obligation
  Vested				                    $  1,603,951 		 $  1,433,780    $    1,279,175
  Nonvested                            2,169           7,380             8,022

                                $  1,606,120    $  1,441,160    $    1,287,197

Plan assets at fair value       $  2,219,851    $  2,004,200    $    1,799,123
Projected benefit obligation       2,310,520       2,080,175         1,890,146
Projected plan assets in excess      (90,669)        (75,975)          (91,023)
 of benefit obligations
Unrecognized prior service cost       70,821          80,939            91,057
Unrecognized net (gain) loss          29,610          (4,250)           (8,653)
Unamortized net obligation            26,418          30,820            35,222
  from transition
Prepaid pension expense        $      36,180   $      31,534     $      26,603
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

(Due to the difficulty in reading the numbers, I have listed each year separately.)
                                                    December 31, 1997
                                               Carrying               Fair
                                                amount               value
Financial assets
 Cash and due from banks                  $    9,150,979     $      9,263,907
 Federal funds sold                           20,207,703           20,207,703
 Interest-bearing deposits                     1,229,000            1,238,186
 Investment  securities (total)               65,822,710           66,030,953
 Loans, net                                  147,190,832          146,996,644
 Accrued interest receivable                   1,790,423            1,790,423

Financial liabilities
 Noninterest-bearing deposits             $   33,093,588     $     33,093,588
 Interest-bearing deposits                   173,699,610          173,776,507
 Obligation under capital lease                   61,720               61,720
 Accrued interest payable                        433,344              433,344



                                                 December 31, 1996
                                           Carrying               Fair
                                            Amount                Value

Financial assets
  Cash and due from banks                $    9,802,923       $     9,887,787
  Federal Funds sold                         14,000,000            14,000,000
  Interest-bearing deposits                   1,423,000             1,433,599
  Investment securities (total)              64,970,642            65,149,827
  Loans, net                                149,059,660           148,899,731
  Accrued interest receivable                 1,626,619             1,626,619

Financial liabilities
  Noninterest-bearing deposits               31,837,470            31,837,470
  Interest-bearing deposits                 172,460,336           172,641,527
  Obligation under capital lease                126,611               126,611
  Accrued interest payable                      428,451               428,451


                                                    December 31, 1995
                                            Carrying               Fair
                                             amount                value

Financial assets
  Cash and due from banks               $   11,028,482         $   11,119,681
  Federal funds sold                        31,000,000             31,000,000
  Interest-bearing deposits                  2,009,000              2,027,014
  Investment securities (total)             55,725,274             55,926,070
  Loans, net                               136,319,638            136,178,402
  Accrued interest receivable                1,450,219              1,450,219

Financial liabilities
  Noninterest-bearing deposits          $   40,938,084        $    40,938,084
  Interest-bearing deposits                161,902,004            162,121,003
  Obligation under capital lease               193,511                193,511
  Accrued interest payable                     456,222                456,222


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




Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

16.	Parent Company Financial Information

	The balance sheets and statements of income and cash flows for Calvin B. Taylor Bankshares, Inc. (Parent Only) follow:


                                                    			December 31,
Balance Sheets 						                      1997                       1996
                 				Assets

Cash and due from banks				       $          255,797         $       909,975
Interest-bearing deposits                    500,000                     -
Securities available for sale                263,450                 235,400
Investment in subsidiary banks            40,598,524              38,338,929
Premises and equipment                       874,125                 232,156
Organization costs                            90,808                  42,400
Other assets                                   2,597                  33,087
          Total assets              $     42,585,301        $     39,791,947


			 Liabilities and Stockholders' Equity


Liabilities
  Accounts payable			               $           -           $          1,963
  Deferred income taxes                        8,284                  90,911
          Total liabilities                    8,284                  92,874
Stockholders' equity
  Common stock, par value $1.00
    per share; authorized 2,000,000
    shares; issued and outstanding
    810,000 shares                           810,000                 810,000
  Additional paid-in capital              17,290,000              17,290,000
  Retained earnings                       24,120,666              21,372,763
  Net unrealized gain on securities
    available for sale                       356,351                 226,310
          Total stockholders' equity      42,577,017              39,699,073
          Total liabilities and
             stockholders' equity      $  42,585,301        $     39,791,947


 				Statements of Income

                                               Years Ended December 31,
                         			                    1997     		 	         1996

Interest revenue 				                   $        30,586     $         5,228
Dividend revenue                                 13,200               9,702
Dividends from subsidiary                     5,929,000           2,916,000
Equity in undistributed                      (1,001,768)          1,618,986
 income of subsidiary
Rental income                                     1,575                -
                                              4,972,593           4,549,916

Expenses
  Occupancy            		                         4,476                  51
  Furniture and equipment                         2,616                 -
  Other                                          31,406              17,235
                                                 38,498              17,286

Income before income taxes                    4,934,095           4,532,630
Income taxes (benefit)                             (808)             (3,011)
Net income                              $     4,934,903   $       4,535,641


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


Calvin B. Taylor



Date: August 11, 1998                   By:/s/ Reese F. Cropper, Jr.
                                          Reese F. Cropper, Jr.
                                          President and CEO

Date: August 11, 1998                   By:/s/ William H. Mitchell
                                           William H. Mitchell
                                           Chief Financial Officer


This statement has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.




EXHIBIT 21

SUBSIDIARIES OF THE COMPANY

	Calvin B. Taylor Banking Company, a state bank organized under the laws of the State of Maryland.

	Calvin B. Taylor Company, Delaware is in organization to be chartered under the laws of the State of Delaware.