Form 10KSB
period 1998-12-31
TAYLOR CALVIN B BANKSHARES INC
filed 1999-03-23
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
Form 10-KSB

(Mark One)
  x  	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 1998

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

Issuer's telephone number,including area code: (410) 641-1700

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained , to the best of the small business issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.         [ X ]

State small business issuer's revenues for its most recent fiscal year:
 $18,884,830.

The aggregate market value of the Common Stock held by non-affiliates of the small business issuer on December 31, 1998, was $66,825,000. This calculation is based upon an estimation by the Company's Board of Directors of fair market value of the Common Stock of $41.25 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

On March 4, 1999, 1,620,000 shares of the small business issuer's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Company's Annual report to Shareholders for the year ended December 31, 1998, is incorporated by reference in this Form 10-KSB in Part II Item 5,
Item 6, and Item 7. The Company's Proxy Statement for Annual Meeting of Shareholders to be held on May 5, 1999, is incorporated by reference in this Form 10-KSB in Part III, Item 9, Item 10, Item 11, and Item 12.

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

PART I

Item 1. Description of Business

General

	Calvin B. Taylor Bankshares, Inc. (the "Company") was incorporated as a Maryland corporation on October 31, 1995. The Company owns all of the stock of two banks. The Maryland bank is a commercial bank incorporated under the laws of the State of Maryland on December 17, 1907. This bank operates 10 banking offices in Worcester County with the Bank's main office located in Berlin, Maryland. It is engaged in a general commercial and retail banking business serving individuals, businesses, and governmental units in Worcester County, Maryland and neighboring counties. The second bank was incorporated in 1997 but opened late in the second quarter of 1998. This one-branch bank offers the same services as the Maryland Bank.

	The Company's holding company structure can assist the banks in maintaining their required capital ratios because the Company may, subject to compliance with debt guidelines implemented by the Board of Governors of the Federal
Reserve System (the "Board of Governors" or the "Federal Reserve"), borrow money and contribute the proceeds to the banks as primary capital.  The holding company structure also permits greater flexibility in issuing stock for cash, property, or services and in reorganization transactions.  Moreover, subject to certain regulatory limitations, a holding company can purchase of its own stock, which the banks may not do without regulatory approval.  A holding company may also engage in certain nonbanking activities which the Board of Governors has deemed to be closely related to banking and proper incidents to the business of a bank holding company.  These activities include making or servicing loans and certain types of leases; performing certain data processing services; acting as a fiduciary or investment or financial advisor; acting as a management consultant for other depository institutions; providing courier, appraisal, and consumer financial counseling services; providing tax planning and preparation services; providing check guaranty and collection agency services; engaging in limited real estate investment activities; underwriting, brokering and selling credit life and disability insurance; engaging in certain other limited insurance activities; providing discount brokerage services;
underwriting and dealing in certain government obligations and money market instruments and providing portfolio investment advice; acting as a futures commission merchant with respect to certain financial instrument transactions;
providing foreign exchange advisory and transactional services; making invest-
ments in certain corporations for projects designed primarily to promote community welfare; and owning and operating certain healthy savings and loans associations.  Although the Company has no present intention of engaging in any of these services, if circumstances should lead the Company's management to believe that there is a need for these services in the bank's marketing areas and that such activities could be profitably conducted, the management of the
Company would have the flexibility of commencing these activities upon filing notice thereof with the Board of Governors.

Location and Service Area

	The Company conducts a general commercial banking industry in its primary service areas, emphasizing the banking needs of individuals and small- to medium-sized businesses and professional concerns. The Maryland bank operates from ten branches located throughout Worcester County, Maryland while the Delaware bank operates from one branch located in Sussex County, Delaware. The Banks draw most of their customer deposits and conduct most of their lending transactions from within their primary service areas, which encompasses Worcester County, Maryland, Sussex County, Delaware and neighboring counties.

	Both Sussex County, Delaware and Worcester County, Maryland are located along the shores of the Atlantic Ocean and have experienced growth in population in recent years. The area is growing as both a resort and retirement community.

	The principal components of the economy of the counties are tourism and agriculture. Berlin has a strong component of health-care related businesses. The tourist businesses of Ocean City, Maryland and Bethany, Delaware and the health-care facilities in Berlin, Maryland (including
Berlin Nursing Home and Atlantic General Hospital) are the largest employers in the Counties. The largest industrial employers are Perdue Farms and Hudson Farms.


Banking Services

	The banks offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the banks' principal market areas at rates competitive to those offered in the area. In addition, the banks offer certain retirement account services, such as Individual Retirements Accounts ("IRAs"). All deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount allowed by law (generally, $100,000 per depositor subject to aggregation rules). The banks solicit these accounts from individuals, businesses, associations and organizations, and governmental authorities.

	The Company, through its banks, also offers a full range of short- to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Company also originates mortgage loans and real estate construction and acquisition loans.
 These lending activities are subject to a variety of lending limits imposed
by state and federal law.   Neither bank may make any loans to any director,
officer, or employee (except for commercial loans to the directors who are not officers or employees) unless the loans are approved by the Board of Directors of the bank. The Board of Directors must review any such loans every six months.


	Other bank services include cash management services, safe deposit boxes, Travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Company is associated with the MAC network of automated teller machines that may be used by Bank customers throughout Maryland, Delaware, and other regions. The Company also offers credit card services through a correspondent bank.

Competition

	The Company faces strong competition in all areas of its operations. The competition comes from entities operating in Worcester County, Maryland and Sussex County, Delaware and neighboring counties and includes branches of some of the largest banks in Maryland, Delaware, and Virginia. Its most direct competition for deposits historically has come from other commercial banks, savings banks, savings and loan associations, and credit unions operating in its service areas. The banks compete for deposits with money market mutual funds and corporate and government securities. The banks compete with the same banking entities for loans, as well as mortgage banking companies and other institutional lenders. The competition for loans varies from time to time depending on certain factors. These factors include, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market, and other factors which are not readily predictable.

Employees

	As of December 31, 1998, the Banks employed 100 full-time equivalent employees. The Company's operations are conducted through the banks. Consequently, the Company does not have separate employees. None of the employees of the banks are represented by any collective bargaining unit. The banks consider their relations with their employees to be good.

SUPERVISION AND REGULATION

	The Company and the banks are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations.  These laws and regulations are generally intended to protect depositors, not shareholders.  The following is a brief summary of certain statutes, rules, and regulations affecting the Company and the banks.
 To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions.  Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company.
Legislative changes and the policies of various regulatory authorities may affect the operations of the Company and the banks.  The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.


The Company

	Because it owns the outstanding common stock of the banks, the Company is a bank holding company within the meaning of the federal Bank Holding Company
Act of 1956 (the "BHCA").  Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require.  The Company's and the Bank's activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal
Reserve determines to be so closely related to banking or managing and controlling banks as to be a proper incident thereto.

	Investments, Control, and Activities.  With certain limited exceptions, the
BHCA requires every bank holding company to obtain the prior approval of the
Federal Reserve before (i) acquiring substantially all the assets of any bank
, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5%
of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

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

	Under the BHCA, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
 Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

	Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to its banks and to commit resources to support the banks in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. The banks may be required to indemnify, or cross-guarantee, the FDIC against losses it incurs with respect to any other bank controlled by the Company, which in effect makes the Company's equity invest-ments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary of the Company.

The Banks

	General. The banks operate as state nonmember banking associations incorporated under the laws of the State of Maryland and the State of Delaware. They are subject to examination by the FDIC and the State Bank Commissioners. Deposits in the banks are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The Commissioners and FDIC regulate or monitor all areas of the banks' operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuance's of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering pratices. The FDIC requires the banks to maintain certain capital ratios and imposes limitations on each of the bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The banks are required by the FDIC and the Commissioner to prepare quarterly reports on the banks' financial condition.

	Under FDICIA, all insured institutions must undergo periodic on-site examination by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appro-priate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition, or other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems, and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.


	Transactions With Affiliates and Insiders.  The banks are subject to Section
23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investment in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates.  In addition, most of these loans and certain other transactions must be secured in prescribed amounts.
The banks are also subject to Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain trans-
actions with certain affiliates unless the transactions are on terms sub-
stantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliate companies.  The banks are subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests.  Such extensions of credit (i) must be made substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

	Branching. Under Maryland law, the Maryland bank may open branches state-wide, subject to the prior approval of the Commissioner and the FDIC.
Maryland law permits banking organizations in other states to acquire
Maryland banking organizations, as long as such states grant similar privileges for acquiring banking organizations in their states to banking organizations in Maryland, by opening a de novo branch, by acquiring an existing branch from a Maryland depository institution, or as a result of an interstate merger with a Maryland banking organization. Delaware law also allows branches statewide with prior approval of the Commissioner and the FDIC. Delaware law is more restrictive allowing other state banking organizations to branch to Delaware through opening a de novo bank, or as the result of an interstate merger.


	Community Reinvestment Act. The Community Reinvestment Act requires that each insured depository institution shall be evaluated by its primary federal regulator with respect to its record in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The banks received satisfactory ratings in their most recent evaluations.

	Other Regulations. Interest and certain other charges collected or contracted for by the banks are subject to state usury laws and certain federal laws concerning interest rates. Loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank are also subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Deposit Insurance

	The deposits of the banks are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules.  The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance.  Separate insurance funds (BIF and SAIF) are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail.
During 1996, the FDIC revised the range of premiums from $.00 to $.31 per
$100 in deposits.

	The assessment rate for each bank is currently $1,000 for each six-month period. In addition to the FDIC assessment, banks are required to pay an assessment to the Financing Corporation (FICO) to service the interest on its bond obligations. The insurance assessment will remain at $.00 to $.31 per $100 in deposits through June 1999. Any increase in deposit insurance premiums for the banks will increase the banks' cost of funds, and there can be no assurance that such costs can be passed on to the banks' customers.

Dividends

	The principal source of the Company's cash revenues comes from dividends received from the Maryland bank. The amount of dividends that may be paid by the bank to the Company depends on the bank's earnings and capital position and is limited by federal and state laws, regulations, and policies.
  The Federal Reserve has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which earnings are impaired.

	The Company's ability to pay any cash dividends to its shareholders in the future will depend primarily on the Maryland bank's ability to pay dividends to the Company. In order to pay dividends to the Company, the bank must comply with the requirements of all applicable laws and regulations. Under Maryland law, the bank must pay a cash dividend only from the following, after providing for due or accrued expenses, losses, interest, and taxes:
 (i) its undivided profits, or (ii) with the prior approval of the Commissioner, its surplus in excess of 100% of its required capital stock. Under FDICIA, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized. See "Capital Regulations" below. See Item 5 for a discussion of dividends paid by the bank in the past two years.


	In addition to the availability of funds from the Maryland bank, the future dividend policy of the Company is subject to the discretion of the Board of
Directors and will depend upon a number of factors, including future earnings
, financial condition, cash needs, and general business conditions.  If dividends should be declared in the future, the amount of such dividends presently cannot be estimated and it cannot be known whether such dividends would continue for future periods.

Capital Regulations

	The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance sheet exposure, and minimize disincentives for holding liquid assets. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the regulators have noted that banks holding companies contem-plating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity before the unrealized gains and losses on securities available for sale, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles, and excludes the allowance for loan and lease losses. Tier
2 capital includes the excess of any preferred stock no included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

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

	FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories for compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1998, the Company and its banks were qualified as "well capitalized." See "Item 6. Management's Discussion and Analysis or
Plan of Operation - Capital."


Item 2. Description of Property

	The Company has eleven branch locations, all of which are owned by the Company.
  The locations are described as follows:

OFFICE	        LOCATION		                                      Square Footage
Maryland:
Main Office   	  24 North Main Street, Berlin, Maryland 21811		         6,500
East Berlin     10524 Old Ocean City Boulevard, Berlin, Maryland 21811  1,500
20th Street	     100 20th Street, Ocean City, Maryland 21842		          3,100
Ocean Pines 	    11003 Cathell Road, Berlin, Maryland 21811		           2,420
Mid-Ocean City	  9105 Coastal Highway, Ocean City, Maryland 21842	      1,984
North Ocean City 14200 Coastal Highway, Ocean City, Maryland 21842	     2,545
West Ocean City  9923 Golf Course Road, Ocean City, Maryland 21842	     2,496
East Pocomoke    2140 Old Snow Hill Road,Pocomoke, Maryland 21851	      3,240
South Pocomoke   121 Ames Plaza, Pocomoke, Maryland 21851		             1,715
Snow Hill	       108 West Market Street, Snow Hill, Maryland 21863	     3,773

Delaware:
Main Office	     50 Atlantic Avenue, Ocean View, Delaware	              4,900

	The Berlin office is the centralized location for the Company and for all the Maryland branches; that is to say that all proof and bookkeeping is performed there. The Delaware office has its own proof and bookkeeping functions.

	Each branch has a manager that also serves as its loan officer as well, with exception of the East Berlin Office which does not have a loan officer.
 All offices participate in normal day-to-day banking operations.

	Six Maryland offices offer automated teller machines; these being the 20th Street, Ocean Pines, Mid-Ocean City, West Ocean City, Route 13 Pocomoke, and
South Pocomoke Offices. The Delaware bank has an automated teller machine on-premise. The Company operates one automated teller machine which is located at a local hospital.

Item 3. Legal Proceedings

	There are no material pending legal proceedings to which the Company or the banks or any of their properties are subject.

Item 4. Submission of Matters to a Vote of Security  Holders

	There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of 1998.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

	In response to this Item, the information included on 21 page of the Company's Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

BUSINESS OF THE COMPANY

	Calvin B. Taylor Bankshares, Inc. (the "Company") was incorporated as a Maryland corporation on October 31, 1995, to become a one-bank holding company by acquiring all of the capital stock of Calvin B. Taylor Banking Company (the "Maryland Bank"). The Maryland Bank was incorporated under the laws of the State of Maryland on December 17, 1907. The Maryland Bank was organized as a nonmember state bank under the laws of the State of Maryland. Calvin B. Taylor Bank of Delaware (the "DE Bank") was incorporated under the laws of the State of Delaware on September 18, 1997. The DE Bank was organized as a nonmember state bank under the laws of the State of Delaware. Calvin B. Taylor Bankshare, Inc. acquired all of the capital stock of Calvin B. Taylor Bank of Delaware also. Both banks are engaged in a general commercial banking business, emphasizing in their market the Company's local management and ownership, from their main offices located in their primary service areas of Worcester County, Maryland and Sussex County, Delaware, and their neighboring counties. The banks offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. In addition, the banks offer certain retirement account services, such as Individual Retirement Accounts. The banks also offer a full range of short- to medium-term commercial and personal loans. The banks originate fixed rate mortgage loans and real estate construction and acquistion loans. These loans generally have a demand feature. Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein.

Overview

	Consolidated income of the Company is derived primarily from operations of the banks. The 1998 net income was $4,697,014, compared to $4,934,903 for 1997. Although the Company experienced a lower net income, the Company continued its history of above average earnings with a return on average equity of 10.54% and return on average assets of 1.78% for 1998, compared to returns of 11.90% and 1.99%, respectively for 1997.

Results of Operations

	The Company reported net income of $4,697,014, or $2.90 per share, for the year ended December 31, 1998, which was a decrease of $237,889, or (4.82%), over the net income of $4,934,903, or $3.05 per share, for the year ended
December 31, 1997. Earnings are down from the previous year totals due to a market that drove the interest rates down, causing lower asset yields.
Operating expenses increased as the result of opening a new bank in Delaware.

	Net interest income increased $89,128, or .77%, to $11,553,711 in 1998, from
 $11,464,583 in 1997.  This increase in net interest income was the result of an increase in interest revenue of $456,376 while interest expense increased by  $367,248.  Net interest income increased primarily because the balance of interest-earning assets grew faster than the balance of deposits and borrowed funds.  The yield on interest-earning assets decreased to 7.36% in
1998, from 7.60% in 1997, while the combined yield on deposits and borrowed funds decreased to 2.89% from 2.90% for the same period.

	The provision for loan losses was $1,175 in 1998, a decrease of $48,825 from the $50,000 provision in 1997. The decreased provision is the result of a $11,051 decrease in net charge-offs for 1998, creating a net recovery of $1,374. Outstanding loans decreased during the same period. During 1998, the Company had net recoveries of $1,374, which was less than .01% of average loans while during 1997 there were net charge-offs of $9,677.

	Noninterest income and noninterest expense increased by 16.75% and 14.64%, respectively during 1998, compared to 1997. Discussion of these items is presented later under their respective headings.

Net Interest Income

	The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balance of interest-earning assets and funding sources and the various rate spreads between the interest-earning assets and the Company's funding sources. The table "Average Balances, Income and Expenses, and Rates" which follows shows the Company's average volume of interest-earning assets and interest-bearing liabilities for 1998 and 1997, and related income/expense and yields. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities. The volume of interest-earning assets and interest-bearing liabilities is affected by the ability to manage the earning-asset portfolio (which includes loans), and the availability of particular sources of funds, such as noninterest bearing deposits. The table "Analysis of Changes in Net Interest Income" shows the amount of net interest income change from rate changes and from activity changes.


	The key performance measure for net interest income is the "net margin on interest-bearing assets," or net interest income divided by average interest-earning assets. The Company's net interest margin for 1998, was 4.80% compared to 5.03% for 1997. Because most of the loans of the Banks are written with a demand feature, the income of the Banks should not change dramatically as interest rates change. Management of the Company expects to maintain the net margin on interest-earning assets. The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although such expectations are based on management's judgement, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management's expectations cannot be assured.

Average Balances, Interest, and Yields

                        	For the Year Ended              For the Year Ended
				                     December 31, 1998 		             December 31, 1997
				                  Average			                    Average
            				      balance   Interest  Yield     balance   Interest   Yield
Assets
Federal funds sold
 and securities sold
 under repurchase
 agreements          26359775   1411818   5.36%     21772942    1213039   5.57%
Interest bearing
  deposits            1248049     70757   5.67%      1243208      69397   5.58%
Investment securities:
  U. S. Treasury 			 60151499   3468511   5.77%     47767048    2856937   5.98%
  U. S. Agency			      272603     14923   5.47%
  State and municipal 12353098   710258   5.75%     11991438    706528    5.89%
  Other				            351216     24076   6.86%       249030     20000    8.03%
   Total investment
    securities	   	  73128416   4217768   5.77%     60007516   3583465    5.97%
Loans:
  Commercial			      14919040   1298811   8.71%     15039707   1272668    8.46%
  Mortgage			       127295155  10585496   8.32%    131512234  11012492    8.37%
  Consumer			         5019523    512712  10.21%      5010982    510500  10.19%
   Total loans			   147233718  12397019   8.42%    151562923  12795660    8.44%
Allowance for
  loan losses 	  	    2086253             		         2053552
   Total loans,
   net of allowance	145147465  12397019   8.54%    149509371  12795660    8.56%
Total interest-
  earning assets  		245883705  18097362   7.36%    232533037  17661561    7.60%
Noninterest-
  bearing cash		     10887288         0              9997110         0
Premises and
  equipment		         4584091	        0              3967373	        0
Other assets			       2112827	        0	             1839672         0
    Total assets 			263467911  18097362 	          248337192  17661561

Liabilities and Stockholders' Equity
Interest-bearing Deposits
  Savings and
   NOW deposits		    60545046   1493594   2.47%     53793965   1389996    2.58%
  Money market and
   supernow	         57902148   1530457   2.64%     55012180   1497011    2.72%
  Other time deposits	65020172  3277413   5.04%     62944109   3078856    4.89%
Total interest-
  bearing deposits  183467366   6301464   3.43%    171750254   5965863    3.47%
Borrowed funds			       10822	        0   0.00%        80743      1820    2.25%
Total interest-
 bearing liabilities 183478188  6301464   3.43%    171830997   5967683    3.47%
Noninterest-bearing
  deposits		          34675359	       0   0.00%     34304946         0
                     218153547  6301464   2.89%    206135943   5967683    2.90%
 Other liabilities	     748148        0  	            738550         0

Stockholders' equity		44566216        0             41462699         0
  Total liabilities and
  stockholders'
    equity	          263467911  6301464            248337192   5967683

Net interest spread					                 3.93%                            4.13%
Net interest income	           11795898                       11693878
Net margin on
   interest-earning assets               4.8%                             5.03%


Analysis of Changes in Net Interest Income


                      				Year ended December 31, 	  Year ended December 31,
			                      	1998 compared with 1997     1997 compared with 1996
				                         variance due to               variance due to
                        				Total	   Rate   Volume   Total    Rate     Volume
Earning assets
  Interest bearing deposits		1360	   1090	    270	   -25871	  -104      -25767
  Federal funds sold		     198779  -56708  255487    -46646  68873     -115519
  Investment securities:
    U. S. Treasury		       611574 -129016 740590	    273266  33583      239683
    U. S. Agency		          14923       0  14923          0      0           0
   State, county, and
     municipals              3730  -17572  21302     -95381  14955     -110336
    Other			                 4076   -4130   8206       2489   1815         674
  Loans:
    Demand and time	        26143   36351 -10208     -95236 -43242      -51994
    Mortgage		           -426996  -74026 -352970     592180   8724      583456
    Installment		            2212    1342    870     -20490 -11924       -8566
        Total interest
         revenue           435801 -242669 678470     584311  72680      511631

Interest-bearing liabilities
  Savings and NOW
    deposits	              103598  -70580 174178      29337 -11803       41140
  Money market and
    supernow                33446  -45161  78607      10075 -34791       44866
  Other time deposits      198557   97038 101519    -163162 -136882     -26280
  Other borrowed funds	     -1820    -247  -1573      -1978    -434      -1544
     Total interest
      expense              333781  -18950  352731   -125728  -183910     58182

Net interest income	       102020 -223719  325739    710039   256590    453449

Interest on tax-exempt securities, including dividends, are reported on fully taxable equivalent basis. The variance that is both rate/volume related is reported with the rate variance.

Composition of Loan Portfolio

	Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $145,147,465 and $149,509,371 during 1998 and 1997, respectively, which constituted 59.03% and 64.30% of average interest-earning assets for the periods. At December 31, 1998, the Company's loan to deposit ratio was 60.60% compared to 71.18% at December 31, 1997, while the 1998 average loans to average deposits were 66.54%. The Company extends loans primarily to customers located in and near Worcester County, Maryland and Sussex County, Delaware. There are no industry concentrations in the Company's loan portfolio. The Company does, however, have a substantial portion of its loans in real estate and its performance will be influenced by the real estate market in the region.

	The following table sets forth the composition of the Company's loan portfolio as of December 31, 1998 and 1997, respectively.

Composition of Loan Portfolio
                 						                   December 31,
						                             1998	                      		1997
						                                    Percent	                   		Percent
				                         Amount		    of total	     Amount        	of total
Commercial			             16253621      	11.46%      13237003    	     8.87%
Real estate	             118837336		     83.78%     129549396	        86.79%
Construction	              1795952	 	     1.27%       1372853          0.92%
Consumer			                4950912        3.49%       5112378          3.42%
      Total loans        141837821   	  100.0%      149271630        100.0%
Less allowance for
   credit losses           2080358                    2080798
      Net loans		        139757463                  147190832

	The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company's loan portfolio as of December 31, 1998.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

                                       							December 31, 1998
						                                  Over one
				                      One year      through       Over five
                       				or less      five years    years              Total
Commercial		              16253621             0             0        16253621
Real estate              118837336             0             0       118837336
Construction               1795952             0             0         1795952
Consumer                    386094       4223521        341297         4950912
      Total              137273003       4223521        341297       141837821

Fixed interest rate         428897       4223521        341297         4950912
Variable interest
  rate (or demand)       136844106             0             0       136886909
      Total 			          137273003       4223521        341297       141837821


	As of December 31, 1998, $136,886,909 or 96.51%, of the total loans were either variable rate loans or loans written on demand.

	The Company has the following commitments, lines of credit, and letters of credit outstanding as of December 31, 1998 and 1997, respectively.


                              						1998			           1997
       Construction loans				     1470375			         2616516
       Other loan commitments				 6012019			         1981942
       Standby letters of credit		1387865       			  1119080
                Total					        8870259			         5717538

	Loan commitments are agreements to lend to a customer as long as there is no violation of any condition to the contract. Loan commitments may have interest fixed at current rates, fixed expiration dates, and may require the payment of a fee. Letters of credit are commitments issued to guarantee the performance of a customer to a third party.  Loan commitments and letters of credit are made on the same terms, including collateral, as outstanding loans.  The Company's exposure to credit loss in the event of nonperformance by the borrower is represented by the contract amount of the commitment.
Management has provided an allowance of $2,989 for losses the Company may incur by the funding of these commitments.

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

	For significant problem loans, management's review consists of evaluation of the financial strengths of the borrowers and guarantors, the related collateral, and the effects of economic conditions. The overall evaluation of the adequacy of the total allowance for loan losses is based on an analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions. Although the Company has a history of low loan charge-offs, its current policy is to maintain an allowance of approximately 1.35% of gross loans unless management's evaluation of the risk associated with each loan indicates that the allowance should be higher.
  This allowance may be increased for reserves for specific loans identified as substandard during management's loan review. Generally, the Company will not require a negative provision to reduce the allowance as a result of either net recoveries or a decrease in loans. This may cause the allowance as a percentage of gross loans to exceed the Company's target of 1.35%.

	The table "Allocation of Allowance for Loan Losses" which follows shows the specific allowance applied by loan type and also the general allowance included in the December 31, 1998 and 1997, allowance for loan losses.


	The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate.  As of December 31, 1998 and 1997, the respective allowance for loan losses were 1.47% and 1.39% of outstanding loans.



Allocation of Allowance for Loan Losses

                        					1998		                    	1997

Commercial				             318138    15.29%           	135128     6.49%
Real estate				            698303	   33.57             749644    36.03
Construction				             2175     0.1                5491     0.2
Consumer				               151124     7.26		           158785     7.63
Commitments				                 0     0             		  22992     1.10
General				               	910618	   43.78	           1008758    48.49
        Total             2080358   100.00 %          2080798   100.00 %


Allowance for Loan Losses

                                     1998			            1997

Balance at beginning of year			     2080798			         2040475

Loan losses:
  Commercial				                       2652			               0
  Mortgages				                           0		           	13701
  Consumer				                        10453            			4854
       Total loan losses           			13105           			18555

Recoveries on loans previously charged off
  Commercial	                         			0	              		198
  Consumer			                       	14479             			8680
       Total loan recoveries       		14479             			8878

Net loan losses			                  	-1374             			9677
Provision for loan losses
    charged to expense	              -1814            			50000
Balance at end of year	          		2080358          			2080798

Allowance for loan losses to loans outstanding
 at end of year		                   		1.47%	            		1.39%

Net charge-offs to average loans    		0.00%			            0.01%


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

	The provision for loan loses shown on the income statement includes $2,989 provided for loan commitments.

	The Company had no nonperforming loans at December 31, 1998 or 1997. Where real estate acquired by foreclosure and held for sale is included with nonperforming loans, the result comprises nonperforming assets. Nonperforming assets at December 31, 1998, totaled $39,000. Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of December 31, 1998 or 1997.

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

  Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) were 51.17% of average deposits for 1998, compared to 45.14% for 1997.

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

		Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates.  The rate-
sensitive position, or gap, is the difference in the volume of rate-
sensitive assets and liabilities at a given time interval.  The general objective of gap management is to actively manage rate-sensitive assets and liabilities to reduce the impact of interest rate fluctuations on the net interest margin.  Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risk to the Company.

		The asset mix of the balance sheet is continually evaluated in terms of several variables; yield, credit quality, appropriate funding sources, and liquidity.  Management of the liability mix of the balance sheet focuses on expanding the various funding sources.

		The interest rate sensitivity position at December 31, 1998, is presented in the table "Interest Sensitivity Analysis." The difference between rate-
sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table.  The Company was asset-
sensitive for all time horizons. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline.
Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                       Interest Sensitivity Analysis


                                     December 31, 1998
                               After three
                     Within 	  but within  	After one
                     three	    twelve      	but within    After
			                  months    months      	five years    five years     Total
Assets
Earning assets
 Federal funds sold  33337435          0            0             0   33337435
 Interest-bearing
   deposits            199000     736000       293000		           0    1228000
 Investment
    securities       14178107   19744830     46869112       2480799   83272848
 Loans              136750566     522437      4223521        341297  141837821
Total earning
  assets            184465108   21003267     51385633       2822096  259676104

Liabilities
Interest-bearing
  liabilities
 Money market        57683937          0            0             0   57683937
  Savings and
    NOW deposits     66606783          0            0             0   66606783
  Certificates
   $100,000 and over	 3962747    9453247      1181142             0   14597136
  Certificates under
   	$100,000         15531433   32566541      6982876             0   55080850
Total interest-
 bearing liabilities 143784900  42019788      8164018             0  193968706


Period gap           40680208 -21016521	     43221615  	    2822096   65707398
Cumulative gap       40680208  19663687      62885302      65707398   65707398
Ratio of cumulative
    gap to
 total earning assets   15.67%     7.57%        24.22%        25.30%     25.30%

		The table "Investment Securities Maturity Distribution and Yields" shows that as of December 31, 1998, $33,411,911 of the investment portfolio matures in one year or less.  The balance of the debt securities mature within five years except for the only debt security classified as "available-
for-sale."  The funds invested in federal funds sold provide liquidity so that only debt securities with an original maturity in excess of ten years have been classified as "available-for-sale."  Other sources of liquidity include letters of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks.  The total lines of credit available from correspondent banks at December 31, 1998, was $15,000,000.

        Investment Securities Maturity Distribution and Yields

                          				Amount	      Percent      	Amount        Percent
U. S. Treasury securities
One year or less			          26331468      	5.46%       34909733       	 5.76%
Over one through five years		38494930	      5.41%	      18980412	        6.00%
Over ten years			             2480799	     	7.29%	       2310000		       7.29%
Total U.S. Treasury
   securities              		67307197      	5.50%      	56200145        	5.90%

U.S. Government Agencies
Over one through five years		 1000000		     5.51%             	0         		0%

State, county, and
  municipal securities
One year or less	           		7080443     		3.80%	       5731005       		5.74%
Over one through five years	 	7368870		     3.71%	       3628110		       6.10%
Total state, county, and
   unicipal securities		     14449313	      5.16%	       9359115       		5.88%

Total debt securities
One year or less          			33411911	      5.11%      	40640738	        5.75%
Over one through five years		46863800	      5.14%	      22608522	        6.02%
Over ten years	             		2480799		     7.29%	       2310000	       	7.29%
Total debt securities		      82756510	      5.16%      	65559260	        5.90%

Equity securities			           516338		     8.03%	        263450		       8.03%

Total securities			          83272848	      5.21%	      65822710	        5.91%

Yields are based on amortized cost.


Deposits and Other Interest-Bearing Liabilities

	Average interest-bearing liabilities increased $11,647,191, or 6.78%, to $183,478,188 in 1998, from $171,830,997 in 1997. Average interest-bearing deposits  increased $11,717,112, or 6.82%, to  $183,467,366 in  1998, from
$171,750,254 in 1997, while average demand deposits increased $370,413, or 1.08% to $34,675,359 in 1998, from $34,304,946 in 1997. At December 31,
1998, total deposits were $230,617,685, compared to $206,793,198 at December
31, 1997, an increase of 11.52%.

	The following table sets forth the deposits of the Company by category as of December 31, 1998 and 1997, respectively.


                                              December 31,
                                     1998			                1997
		                                      Percent of			            Percent of
                              Amount		  Deposits	   	   Amount		 Deposits

Demand deposit accounts	     36648979	   15.89%		      33093588	  16.00%
NOW accounts               		33925681   	14.71%		      23836816	  11.53%
Money market and
  Supernow accounts	         57683937	   25.01%		      55482239	  26.83%
Savings accounts           		32681102	   14.17%	      	31378167	  15.17%
Time deposits less
  than $100,000            		55080850   	23.89%      		54654251  	26.43%
Time deposits of $100,000
          or more		          14597136	    6.33%		       8348137	  	4.04%
    Total deposits         	230617685	  100.00%	     	206793198	 100.00%

	Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits increased $17,575,488 during 1998. Deposits, and particularly core deposits, have been the Company's primary source of funding and have enabled the Company to meet both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future. The maturity distribution of the Company's time deposits over $100,000 at December 31, 1998, is shown in the following table.

Maturities of Certificates of Deposit
and Other Time Deposits of $100,000 or More


                                         December 31, 1998
                                                  After six
                                     After three  through
                       Within three	 through		    twelve	 After twelve
		                    	months		      six months	  months	  months	     Total
Certificates of
  deposit of $100,000
  or more			           3962747		     3478687		   5974560	  1181142    14597136

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

Noninterest Income

	Noninterest income for 1998 was $996,188, compared to noninterest income in
1997 of $853,278, an increase of $142,910, or 16.75%.  During 1998, the
Company collected fees for automatic teller machine usage from noncustomers and also offered a new club account.  Income from these new fees totaled
$148,060.

	The following table presents the principal components of noninterest income for the years ended December 31, 1998 and 1997, respectively.

                           Noninterest Income

                                             1998	                		1997

Service charges on deposit accounts		       691945	              		607647
Other noninterest revenue                			304243              			245631

 Total noninterest income		                	996188              			853278

Noninterest income as a percentage
   of average total assets	                		0.38%			                0.34%

Noninterest Expense

	Noninterest expense increased by $679,467, or 14.64%, from $4,640,036 in 1997 to $5,319,503 in 1998. Increased personnel costs were due to annual raises and additional staff for the new Delaware bank. As the result of offering new club accounts and opening a new bank, marketing and product development costs increased $128,632. Other operating expenses have increased with the growth in deposits and the opening of the Delaware bank.

	The following table presents the principal components of noninterest expense for the years ended December 31, 1998 and 1997, respectively.

Noninterest Expense

                                           1998                		1997

Compensation and related expenses     			3052536             		2757865
Occupancy expense			                    		351601              		366170
Furniture and equipment expense			        483506		              450593
Amortization of intangible assets			        6064               		18249
Advertising					                          141736		              117356
Business and product development	       		118252	               	14000
Courier service					                       78900               		66615
Deposit insurance					                     19499               		31666
Director fees			                         		71170               		64352
Dues, donations, and subscriptions	      		64451               		58658
Freight						                              60697		               47145
Liability insurance					                   68460		               56172
Postage						                             154295	              	150210
Professional fees					                     82128	               	63194
Stationery and supplies				               266527		              163105
Telephone 				                            	72682	               	61145
Teller machine fees					                   84720	               	65207
Miscellaneous					                        142279               		88334
  Total noninterest expense				          5319503             		4640036

Noninterest expense as a percentage
      of average total assets		         		2.02%	               	1.87%

Capital

	Under the capital guidelines of the Federal Reserve Board and the FDIC, the
Company and its banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital.  Tier 1 capital consists of common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less certain intangibles.  In addition, the Company and the banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest-rated institutions.

	At December 31, 1998, the Company and the banks exceeded their regulatory capital ratios, as set forth in the following table.


                           Analysis of Capital


                             1998 		                     		1997
                     Required   Consolidated   MD   DE    Consolidated  MD  DE
                     Minimums     Company     Bank  Bank   Company     Bank Bank

Total risk-based
    capital ratio      8.0%        38.4%      1.3%  349.0%   36.2%   32.5%  n/a
Tier I risk-based
    capital ratio      4.0%        37.2%     33.5%  348.9%   34.9%   31.2%  n/a
Tier I leverage
      ratio            3.0%        17.5%     14.8%   85.0%   16.7%   14.8%  n/a

Accounting Rule Changes

	FASB Statement No. 130, Reporting Comprehensive Income, requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income of the Company includes unrealized gains and losses on securities available for sale, net of tax. The Statement is effective for years beginning after December 15, 1997. The Company adopted the standard in the financial statements for the year-ended December 31, 1998 with restatement of prior periods.

	FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. This Statement was effective for financial statements for periods beginning after December 15, 1997. The standard had no effect on the Company's financial statements.

	FASB Statement No. 132, Employers' Disclosures about Pension and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and
106, standardizes the disclosure requirements for pension and postretirement benefits. It requires additional information on the changes in benefit obligations and fair values of plan assets and eliminates certain disclosures that are not longer useful. It was effective for fiscal years beginning after December 15, 1997. The pension disclosures have been restated to conform to this pronouncement.

		FASB Statement No. 133, Accounting for Derivative Instruments and Hedging
Activities, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  It is effective for fiscal years beginning after June 15, 1999.  The Company has no derivatives and expects no additional disclosures from the adoption of this statement.

		FASB Statement No. 134, Accounting for Mortgage-Backed Securities Retained
after the Securitization of Mortgage Loans Held for Sale by a Mortgage
Banking Enterprise, is an amendment of FASB Statement No.65.  After the securitization of a mortgage loan held for sale, any retained mortgage-
backed securities shall be classified in accordance with the provisions of
Statement 115.  However, a mortgage banking enterprise must classify as trading any mortgage-backed securities that it commits to sell before or during the securitization process.  This Statement shall be effective for the first fiscal quarter beginning after December 15, 1998.  The Company does not engage in the activities described by this statement.

		Statement of Position 98-5 of the Accounting Standards Executive Committee of
 the American Institute of Certified Public Accountants, Reporting on the Costs
 of Start-up Activities, requires that start-up costs and organization costs
be expensed as incurred.   Prior to 1998, organization costs were amortized
over five years.  This Statement, which is effective for fiscal years beginning after December 15, 1998, requires that the unamortized balance of organization costs be written off when the statement is adopted.  The Company elected early adoption of this pronouncement.  The cumulative effect of changing to this accounting method was a decrease in earnings of $59,933, net of income taxes.

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

Year 2000 Issues

	The following information is provided as a "Year 2000 Readiness Disclosure"
in compliance with the Year 2000 Information and Readiness Disclosure Act of
1998.

	The Year 2000 issue relates to computer programs that use only two digits to identify a year in the date field. Unless corrected, these programs could read the year 2000 as the year 1900, and likely would adversely affect any number of calculations that are made using the date field. Financial institutions are highly computerized organizations, and the year 2000 issue represents a significant risk to the industry. The Company faces the same risks as the industry. The potential risk of any major loan or deposit systems failure of the year 2000 issue are that loan interest and balances could not be accurately calculated, billed and collected, and deposit interest and balances could not be accurately calculated and paid to customers. These failures could have a significant impact on a financial institutions operations and liquidity.

	The Company adopted a Year 2000 Testing Strategy and Plan ("the Plan") during 1998. This Plan is consistent with the mandates and guidelines set forth by the FDIC and the FFIEC. Within the Company, a committee of senior managers was formed to address this issue. The management committee identified five major phases of a strategic plan: Awareness, Assessment, Renovation, Validation and Implementation.

	The awareness phase is a continuing effort to educate employees, customers, business partners and vendors of the impact of the Year 2000 issue.  The effort is well under way through communication with the appropriate constituencies and training for all employees.

	During the assessment phase, which as completed April 30, 1998, a detailed listing was compiled of all hardware, software, equipment and vendors owned or used by the Company. All manufacturers, software providers and vendors were requested to provide information regarding their Year 2000 readiness.
On completion of the assessment phase, any hardware or software that was determined not year 1000 compliant was slated for replacement or renovation.

	The validation phase consisted of testing all hardware and software for Year
2000 readiness.  In November and December 1998, test transactions were processed to validate changes made to the core banking system of deposits and loans of our primary data processing third party service provider.  The tests were a success, and no Year 2000 problems were indicated.  All of the
Company's ATM machines have been upgraded to be compliant with year 2000 requirements.  The validation and renovation, if necessary, of other material operation and support systems will be complete by June 30, 1999.

	Contingency planning for all mission critical functions was completed on March 10, 1999. Management's current estimate as this time of the worst case scenario that may occur would be that the branches would function off-line for the time period immediately following year end 1999. This off-line processing would have minimal impact if the length of time that this condition existed is limited. In addition, to accommodate all branches, the bookkeeping department located at the operations center will have a complete trial balance of all accounts for all branch locations.

	During 1998, the Company incurred $44,898 of expense, above the normal replacement costs, related to year 2000 compliance. Management estimates that the cost of making all applications compliant in 1999 will be $30,000. The Company does not track internal costs for personnel devoted to Year 2000 issues; however, two individuals have spent significant time on the project, and many other individuals have spent numerous hours to ensure the Company will be compliant.

             MARKET FOR COMPANY'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS

	The Company's Articles of Incorporation authorize it to issue up to 2,000,000 shares of the common stock.

	As of March 4, 1999, there were approximately 636 holders of record of the common stock and 1,620,000 shares of Common Stock issued and outstanding.
There is no established public trading market in the stock, and there is no likelihood that a trading market will develop in the near future. The development of a trading market may be inhibited because a large portion of the Company's shares is held by insiders. Transactions in the common stock are infrequent and are negotiated privately between the persons involved in those transactions.

	All outstanding shares of common stock of the Company are entitled to share equally in dividends from funds legally available, when, as, and if declared
by the Board of Directors.   The Company paid dividends of $.65 per share in
1998, and $1.35  per share in 1997 after giving retroactive effect to the
1998 stock split effected in  the form of a 100% stock dividend.  During
1997, the Company paid a special mid-year dividend which was not expected to be an annual event.

Item 7. Financial Statements

	In response to this Item, the information included on pages 31 through 58 of the Company's Annual Report to Shareholders for the year ended December
31, 1998, is incorporated herein by reference.

PART III

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

	Not applicable.

Item 9. Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act

	The table below sets forth certain information about the nominees and officers, including age, position with the Company, and position with the Calvin B. Taylor Banking Company and Calvin B. Taylor Bank of Delaware (the "Banks"), the Company's wholly owned banking subsidiaries. William H. Mitchell is a new nominee for director for 1999. All of the other nominees are currently directors of the Company and/or the banks and are nominated as directors. Other than William H. Mitchell, each of the nominees has been a director of the Company since its formation on October 31, 1995.


              			       Title or Position  Title or Position Title or Position
                        with the	          with the 		       with the
Name		            Age	  Corporation	       Maryland Bank    	Delaware Bank

James R. Bergey, Jr   44   Director	         Director        		Director
James R. Bergey, Sr.  65   Director     	    Director        		Director
Richard L. Bunting.   69   Director     	    Director        		Director
John H. Burbage, Jr.  56   Director     	    Director        		Director
Reese F. Cropper, Jr. 57   President, C.E.O. President, C.E.O. President,C.E.O
                           and Director	      and Director		   and Director
Hale Harrison.	       51	  Director     	    Director		        Director
Gerald T. Mason       51   Director     	    Director		        Director
Joseph E. Moore.	     56   Director 	        Director		        Director
Michael L. Quillin, Sr. 59	Director     	    Director		        Director
Senator
  George H. Bunting, Jr.	54    -	                -			          Director
William H. Mitchell   49   Vice President   Sr. Vice President  Treasurer
                                            C.F.O. and Cashier
Raymond I. Robinson, Jr.	29 Treasurer  	    Operations Officer
D. Kenneth Bates		    46    Secretary	      Asst. Vice President


 Mr. James R. Bergey, Jr. was first elected as a Director of the Bank on February 2, 1994. His current term expires May 1999. Mr. Bergey became a Director of the Company on October 31, 1995. Mr. Bergey is a Certified Public Account and a Partner with Faw, Casson, & Co., LLP in Ocean City, Maryland. He is also a member, and past-Chairman of the Board of Directors of Atlantic General Hospital in Berlin, Maryland.

	Mr. James Bergey, Sr. was first elected as a Director of the Bank on February 4, 1987. His current term expires May 1999. Mr. Bergey became a Director, Senior Vice President, and Secretary of the Company on October 31, 1995. Mr. Bergey was been employed with the Bank since 1954. Mr. Bergey officially retired from the bank on December 31, 1998.

 Mr. Richard L. Bunting was first elected as a Director of the Bank on February 3, 1988. His current term expires May 1999. He is also a member of the Bank's Executive Committee. Mr. Bunting became a Director of the Company on October 31, 1995. He is the retired President and owner of William B. Tilghman Co., in Pocomoke, Maryland.

	Mr. John H. Burbage, Jr. was first elected as a Director of the Bank on February 4, 1987. His current term expires May 1999. Mr. Burbage became a
Director of the Company on October 31, 1995.   Mr. Burbage is the owner of
Mystic Harbour Development Co., Mystic Harbour Utility Co., Bethany Land
Co., and Style Guide Clothing Stores.

	Mr. Reese F. Cropper, Jr. has been employed by the Bank since May 1962 and was elected President in January 1974. Mr. Cropper was first elected as a Director of the Bank on March 6, 1974. His current term expires May 1999.
He is a member of the Executive Committee of the Bank. Mr. Cropper became President, Chief Executive Officer, and a Director of the Company on October
31, 1995. He is the past President of the Maryland Bankers Association and he served a six year term as a member of the Banking Board of the State of Maryland from 1983 to 1989. Mr. Cropper is also a "Corporation Member" of Atlantic General Hospital and a Director of Ocean City Golf and Yacht Club.
Mr. Cropper was elected President of the Delaware Bank on August 27, 1997.


 Mr. Hale Harrison was first elected as a Director of the Bank on January 8, 1975. His current term expires May 1999. Mr. Harrison became a Director of the Company on October 31, 1995. He owns and operates several motels and restaurants in Ocean City, Maryland. Mr. Harrison serves as Chairman of the Board of Directors and as a member of the finance committee of Atlantic General Hospital.

	Mr. Gerald T. Mason was first elected as a Director of the Bank on February
2, 1994.  His current term expires May 1999.  Mr. Mason became a Director of the Company on October 31, 1995.  Mr. Mason is the Administrator for
Worcester County and serves as Director of Hospice.

	Mr. Joseph E. Moore was first elected as a Director of the Bank on November
3, 1976.  His current term expires May 1999.  Mr. Moore became a Director of the Company on October 31, 1995.  Mr. Moore is a Partner at the law firm
Williams, Hammond, Moore, Shockley & Harrison, P.A.  He is a member of the
Board of Directors at Atlantic General Hospital.

	Mr. Michael L. Quillin, Sr. was first elected as a Director of the Bank on December 6, 1978. His current term expires May 1999. Mr. Quillin became a Director of the Company on October 31, 1995. Mr. Quillin is retired from the motel business in Ocean City, Maryland. He is a Director and Treasurer of the Quillin Foundation. Mr. Quillin is also a member of the Ocean City
Chamber of Commerce, and Director of the Ocean City Golf and Yacht Club.

	Mr. William H. Mitchell has been employed with the Bank since June 1970. Mr. Mitchell became Cashier of the Bank on February 5, 1986. He became
Senior Vice President and Chief Financial Officer of the Maryland Bank on January 6, 1999. He became Treasurer of the Delaware Bank on August 27,
1997. He became Vice President of the Corporation on February 3, 1999. Mr. Mitchell is currently serving as the Treasurer of the Berlin Lions Club.

	Senator George H. Bunting, Jr. was first elected a Director of the Delaware
Bank on June 4, 1997.  In November of 1996 he was elected State Senator of the 20th Senatorial District, which covers Delaware's southeastern corner and includes much of Delaware's ocean coast from Rehoboth southward to the
Maryland State Line at Fenwick Island, inland to Selbyville and north to
Stockley.  He served as president on the Rehoboth Beach/Dewey Beach Chamber of Commerce in 1979.  He is on the administrative board and is trustee of the
Salem Methodist Church.  He currently serves on the Natural Resources
Committee, Joint Sunset Committee and is Chairman of the Agriculture
Committee of the Delaware Legislature.

	Mr. Raymond I. Robinson, Jr. has been employed with the Bank since September 1988. He became the Security Officer for the Maryland Bank in August of 1995. He became Operations Officer of the Maryland Bank on
January 6, 1999.  He became Treasurer of the Corporation on February 3, 1999.

	Mr. D. Kenneth Bates has been employed with the Bank since November 1991. Mr. Bates was hired as the Branch Manager of the Ocean Pines Office of the Maryland Bank. He was elected Assistant Vice President of the Maryland Bank in January 1992. Since December 1998, Mr. Bates has served as Assistant
Vice President and Loan Officer at the Main Office of the Maryland Bank.
He is former faculty member of the American Institute of Banking, past
Chairman of the Board of the Lower Shore Chapter of the American Red Cross, is a current member of the Foundation Board of the Atlantic General Hospital and serves on the hospital's planned giving committee. He was elected
Secretary of the Corporation on February 3, 1999.


Item 10. Executive Compensation

	The table below presents a summary of the compensation for the last three fiscal years of Mr. Reese F. Cropper, Jr., Chief Executive Officer and
President of the Company and Bank, and Mr. James R. Bergey, Sr., Senior
Vice President and Secretary (retired 1/1/99) of the Company and of Calvin
B. Taylor Banking Company. No other executive officers of the Company and Banks received an annual salary and bonus that exceeded $100,000 during any of the past three fiscal years.

Annual Compensation

Name and Principal Position          Year		  Salary  	 	Bonus  	All Other
                                                             			Compensation (1)

Reese F. Cropper, Jr. - President
And Chief Executive Officer	         	1998	  $175,000		  7,000	   2,252
                                  				1997	  $157,300		  6,642	   3,325
				                                  1996	  $142,509	  	5,720	   3,153

James R. Bergey, Jr., Senior
Vice President and Secretary	        	1998  	$122,000  		4,880	     963
(Retired 1/1/99)	                   		1997  	$113,740		  4,890	   1,450
				                                  1996	  $102,959	  	4,136	   1,411
______________

(1) Represents benefits paid by the bank in connection with the use of an automobile.

 Directors of the Company received a fee of $470 for each board meeting attended and $470 for each of the Bank's executive committee meetings attended. Richard L. Bunting was paid a salary, rather than a director's
fee.  Mr. Bunting received a salary of $33,033 for 1998.   The total fees
paid by the Company to Directors, excluding Mr. Cropper, Mr. Bergey and Mr. Bunting, during 1998, were $70,230.00.


Item 11. Security Ownership of Certain Beneficial Owners and Management

	In response to this item, the information included on pages 7 through 8 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 1999, is incorporated herein by reference.

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

                Shares of Common Stock Beneficially Owned

Name and Address		      Relationship to Company 		     Number  		   Percent(1)

James R. Bergey, Jr.		         Director			              3,600		        .22%
6213 South Point Road
Berlin, Maryland   21811

James R. Bergey, Sr.		         Director			             15,000        		.93%
P.O. Box 234
Bishopville, Maryland 21813

Richard L. Bunting		          	Director	                		400	       	.02%
1911 Buck Harbor Road
Pocomoke, Maryland  21851

John H. Burbage, Jr.	         	Director		             	25,770      		1.59%
9428 Stephen Decatur Highway
Berlin, Maryland   21811

Reese F. Cropper, Jr.	        	President,			           51,480		      3.18%
9620 Ocean View Lane	         	Chief Executive Officer
Ocean City, Maryland   21842	  and Director

Hale Harrison		               	Director			             21,936		      1.35%
1552 Teal Drive
Ocean City, Maryland   21842

Gerald T. Mason	             		Director		                	200	      	.01%
4485 Scotty Road
Pocomoke, Maryland   21851

Joseph E. Moore		             	Director              			1,712     		.11%
319 South Main Street
Berlin, Maryland   21811

Michael L. Quillin, Sr.		      Director		             	16,000     		.99%
P.O. Box 248
Ocean City, Maryland   21843


       Executive Committee, Officers and Shareholders that own over 5%

Name and Address		       Relationship to Company		      Number		   Percent(1)

William H. Mitchell		          Vice President	           	494	     	.03%
8230 Donaway Road
Whaleyville, Maryland   21872


Raymond I. Robinson, Jr.		     Treasurer			                30		     .001%
12702 Campbelltown Road
Bishopville, Maryland   21813

Stamp & Co.			                 None		                	129,352    		7.98%
c/o NationsBank Trust Co.
Income Collections
P.O. Box 96572
Washington, D.C.   20090

Mary E. Humphreys		            None	                 		98,172	   	6.06%
6 Baker Street
Berlin, Maryland.   21811

Hugh F. Wilde, Sr.			          Director Emeritus     		93,504		   5.77%
P.O. Box 540
Ocean City, Maryland   21843
______________

(1)	Based on 1,620,000 shares of Common Stock outstanding.


Item 12. Certain Relationships and Related Transactions

	In response to this item, the information included on pages X through X of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 1999, is incorporated herein by reference.

	There are two sets of Directors that have a family relationship. James R. Bergey, Sr. is the father of James R. Bergey, Jr.; and Reese F. Cropper, Jr.
and Joseph E. Moore are first cousins.

	None of the directors or officers of the Company and the Banks have been involved in any administrative proceedings or convicted of any crime.


Item 13. Exhibits and Reports on Form 8-K

(a)	Exhibits

	3.1	Articles of Incorporation of the Company (incorporated by reference to
      Exhibit 3.1 of Registration Statement Form S-4, File No. 33-99762).

	3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of
      Registration Statement Form S-4, File No. 33-99762).

	13	Annual Report to Shareholders for the year ended December 31, 1998.

	21	Subsidiaries of the Company.

(b)	Reports on Form 8-K

		No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.























SIGNATURES

	In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     	CALVIN B. TAYLOR BANKSHARES, INC.
		                                    (Registrant)

Date:	  3/11/99         		           By:  /s/ Reese F. Cropper, Jr.
				                                      Reese F. Cropper, Jr.
				                                      President and Chief Executive Officer

	In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	  3/11/99                    		By:  /s/ James R. Bergey, Jr.
                                          James R. Bergey, Jr.
				                                      Director

Date:	   3/11/99        		           By:  /s/ James R. Bergey, Sr.
                            			       				James R. Bergey, Sr.
				                                      Executive Vice President

Date:    3/11/99       		            By:  /s/ Richard L. Bunting
                                       			Richard L. Bunting
				                                      Director

Date:	   3/11/99       	            	By:  /s/ John H. Burbage, Jr.
                                     				John H. Burbage, Jr.
				                                     Director

Date:	   3/11/99                   		By: /s/ Reese F. Cropper, Jr.
                           			       				Reese F. Cropper, Jr.
				                                     President and Chief Executive Officer

Date:    3/11/99                   		By: /s/ Hale Harrison
				                                     Hale Harrison
		                                     		Director

Date:	   3/11/99    	               	By: /s/ Gerald T. Mason
				                                     Gerald T. Mason
                                      			Director

Date:    3/11/99 	                  	By: /s/ Joseph E. Moore
			                                     	Joseph E. Moore
		                                     		Director

Date:    3/11/99 	                  	By: /s/ Horace D. Quillin, Sr.
		                                     		Horace D. Quillin, Sr.
			                                     	Director

Date:    3/11/99 	                  	By: /s/ Michael L. Quillin
	                                     			Michael L. Quillin
				                                     Director

Date:    3/11/99                   		By: /s/ Hugh F. Wilde, Sr.
		                                     		Hugh F. Wilde, Sr.
				                                     Director


EXHIBIT 13

ANNUAL REPORT TO SHAREHOLDERS
FOR THE YEAR ENDED DECEMBER 31, 1998












Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Financial Statements

December 31, 1998



Calvin B. Taylor Bankshares, Inc.
and subsidiaries

Table of Contents



                                     								Page

Report of independent auditors	            				1

Consolidated financial statements

  Consolidated balance sheets						            2

  Consolidated statements of income				       	3

  Consolidated statements of
     changes in stockholders' equity	         	4

  Consolidated statements of cash flows				   	5-6

  Notes to consolidated financial statements			7-23

Company Information

   Officers and Managers for 1999				          24

   Locations						                            	25

   Board of Directors for the Maryland Bank				26

   Board of Directors for the Delaware Bank				27

Management Discussion and Analysis					        28-29

     Average Balances and Yields for 1998			  	30









Report of Independent Auditors
The Board of Directors and Stockholders
Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Berlin, Maryland


	We have audited the accompanying consolidated balance sheets of Calvin B. Taylor Bankshares, Inc. and Subsidiaries as of December 31, 1998, 1997, and
1996, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calvin
B. Taylor Bankshares, Inc. and Subsidiaries as of December 31, 1998, 1997, and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

	As discussed in Note 1 to the financial statements, the Company changed its method of accounting for organization costs in 1998.


                                         								/s/ Rowles & Company, LLP



Salisbury, Maryland
January 5, 1999










Calvin B. Taylor Bankshares, Inc.
and Subsidiaries


                     Consolidated Balance Sheets


                                         						December 31,
					                                 1998		         1997		         1996
Assets
Cash and due from banks			          12157944	     9150979        		9802923
Federal funds sold		              		33337435   	 20207703	        14000000
Interest-bearing deposits		         	1228000		    1229000		        1423000
Investment securities
  available for sale		               2997137	    	2573450		        2360400
Investment securities held
  to maturity (approximate market
  value of $80,848,955,
   $63,457,503, and $62,789,427)	  	80275711	    63249260        	62610242
Loans, less allowance for
   credit losses of $2,080,358,
   $2,080,798, and $2,040,475	     139757463	   147190832	       149059660
Premises and equipment			            5530566	    	4152389        		3473786
Accrued interest income			           1869686		    1790423        		1626619
Intangible assets				                  10603		     107476		          66812
Deferred income taxes		               	67354	     	104061         		154323
Other assets				                      231351	     	137039          		63200

                              					277463250   	249892612	       244640965


                  			Liabilities and Stockholders' Equity
Deposits
  Noninterest-bearing            			36648979	    33093588	        31837470
  Interest bearing				             193968706	   173699610	       172460336

                              					230617685	   206793198	       204297806
Accrued interest payable			           456133		     433344         		428451
Accrued income taxes			                    0	      	21527          		81197
Obligations under capital lease	          	0      		61720	         	126611
Other liabilities	                  			46233       		5806	           	7827
					                              231120051   	207315595       	204941892
Stockholders' equity
  Common stock, par value $1 per
   share; authorized 2,000,000
   shares; issued and outstanding
   1,620,000 shares in 1998,
   810,000 shares in 1997 and 1996	 	1620000	    	810000		         810000
Additional paid in capital			       17290000	   17290000	        17290000
Retained earnings				               26954680	   24120666	        21372763

                               					45864680   	42220666	        39472763
Accumulated other
  comprehensive income	               478519		    356351		         226310

                               					46343199   	42577017        	39699073

                              					277463250  	249892612       	244640965

 The accompanying notes are an integral part of these financial statements.

Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

                      Consolidated Statements of Income


                                          						Years Ended December 31,

     			                                  		1998     	  	1997    		   1996

Interest and dividend revenue
  Loans, including fees		                	12383846	     12793350	     12314677
  U. S. Treasury and agency securities		   3483434     		2856937		     2583671
  State and municipal securities		          489430		      486343		      554258
  Federal funds sold and securities
   purchased under agreements to resell	  	1411818	     	1213039     		1259685
  Time certificates of deposit		           	104224	       	69397	       	95268
  Equity securities			                      	15890		       13200		       12870
    Total interest and dividend
       revenue	                           17888642	     17432266     	16820429
Interest expense
  Deposit interest                     				6334931     		5965863		     6089613
  Other				                                     	0        		1820	        	3798
          Total interest expense		        	6334931	     	5967683     		6093411
          Net interest income		          	11553711	     11464583	     10727018
Provision for credit losses			                1175	       	50000      		193000
          Net interest income after
             provision for credit losses		11552536	     11414583     	10534018
Other operating revenue
  Service charges on deposit accounts     		691945	      	607647		      567154
  Other noninterest revenue	              		304243      		245631      		224151
          Total other operating revenue		   996188      		853278	      	791305
Other expenses
  Salaries					                            2468954	     	2291375		     2109328
  Employee benefits				                     583582      		466490	      	463900
  Occupancy 				                            351601	      	366170	      	363175
  Furniture and equipment 			               483506	      	450593	      	417582
  Other operating		                      		1431860     		1065408	      	960765
          Total other expenses		          	5319503	     	4640036     		4314750
Income before income taxes and
      cumulative effect of a change      		7229221     		7627825     		7010573
      in accounting method
Income taxes	                           			2472274		     2692922	     	2474932
Income before cumulative effect
      of a change in accounting method		   4756947	     	4934903     		4535641
Cumulative effect of a change in the
      method of accounting for
      organization costs, net
      of taxes of $30,875	                  -59933		           0           		0
Net income				                             4697014		     4934903		     4535641
Earnings per common share
   Income before cumulative effect of a
       change in accounting method	          	2.94	        	3.05		        2.80
   Cumulative effect of a change in the
      method of accounting for
      organization costs, net of taxes     		-0.04           		0           		0
Earnings per common share		                  	2.90		        3.05        		2.80

The accompanying notes are an integral part of these financial statements.


Calvin B. Taylor Bank, Inc.
and Subsidiaries

               Statement of Changes in Stockholders' Equity


                       						                      	     Accumulated
						                                             	     other
                      Common Stock            Undivided  compre-	  Compre-
                                                         hensive   hensive
		                  Shares  Par Value  Surplus  profits   income    income

Balance,
 December 31, 1995   810000   810000   17290000 18538122   322955

Net income                0      		0          0  4535641        0      4535641
Unrealized gain on
 investment securities
 available for sale net
 of income taxes          0        0          0        0   -96645       -96645
Comprehensive income                       						                      4438996

Cash dividend,
  $1.05 per share         0         0         0 -1701000        0

Balance,
 December 31, 1996   810000    810000  17290000 21372763    226310

Net income                0         0         0  4934903         0     4934903
Unrealized gain on
 investment securities
 available for sale net
 of income taxes          0         0         0        0    130041      130041

Comprehensive income                       				                   		   5064944

Cash dividend,
 $1.35 per share          0         0         0  -2187000        0

Balance,
  December 31, 1997  810000    810000  17290000  24120666   356351

Net income                0      	  0         0   4697014        0     4697014
Unrealized gain on
 investment securities
 available for sale net
  of income taxes         0         0         0          0  122168      122168

Comprehensive income                       						                      4819182

Stock split effected
in the form of a 100%
stock dividend        810000   810000         0    -810000       0
Cash dividend,
  $.65 per share           0        0         0   -1053000       0

Balance,
  December 31, 1998  1620000  1620000  17290000   26954680   478519


The accompanying notes are an integra part of these financial statements.


Calvin B. Taylor Bankshares, Inc.
and Subsidiaries


                     Consolidated Statements of Cash Flows


                                            Years Ended December 31,
    	                                     1998        		1997         		1996

Cash flows from operating activities
  Interest received			                 	17484837	     16835399	       16187302
  Fees and commissions received         		996155		      856139        		761379
  Interest paid				                     -6312142    		-5962790      		-6121182
  Cash paid to suppliers and employees		-4932100		    -4297300	      	-3979974
  Income taxes paid			                 	-2556102    		-2885011		      -3049058

                                         4680648	     	4546437       		3798467

Cash flows from investing activities
  Proceeds from maturities
   of investment securities			         	45815000	     33192000	       43555000
  Purchase of investment
   securities held to maturity		     		-62741560	    -33399142      	-52501096
  Certificates of deposits
   purchased, net of maturities		         		1000	      	194000	        	586000
  Loans made, net of principal
    collected	                          	7435183	     	1818828	     	-12933022
  Other real estate purchased
   at foreclosure	                        -39000           		0	             	0
  Purchases of and deposits on
   premises, equipment, software,
   and other intangibles              		-1724341    		-1039865	       	-437851
  Proceeds from sale of equipment		            0           		0         		17125
                                       -11253718	       765821     		-21713844

Cash flows from financing activities
  Net increase (decrease) in
     Time deposits                   				6675598		    -1673740       		2732698
     Other deposits			                 	17148889	      4169132      		-1274980
  Payments on capital lease		            	-61720	      	-64891        		-66900
  Dividends paid			                    	-1053000    		-2187000	      	-1701000
				                                   	22709767	       243501	       	-310182

Net increase (decrease) in cash and
    cash equivalents				                16136697	      5555759     		-18225559

Cash and cash equivalents
   at beginning of year	                29358682	     23802923       	42028482

Cash and cash equivalents
   at end of year	                      45495379	     29358682	       23802923

The accompanying notes are an integral part of these financial statements.




Calvin B. Taylor Bankshares, Inc.
and Subsidiaries




                 Consolidated Statements of Cash Flows
                              (Continued)


                                             Years Ended December 31,

                                      1998         		1997           		1996


Reconciliation of net income
  to net cash provided by
  operating activities
    Net income		                   		4697014	      	4934903		       4535641

  Adjustments to reconcile
   net income to net cash
    provided by operating activities
      Depreciation and
         amortization	               	437177       		347663	       	346078
        Provision for credit losses		   1175        		50000		       193000
        Deferred income taxes		      	-40160		       -31560		       -65410
        Amortization of premiums
         and accretion of discounts,
          net	                      	-324542	      	-433063		      -456727
        (Gain) loss on disposition
         of assets                    		5860	            	0       		-12287
        Decrease (increase) in
           Accrued interest
           receivable	               	-79263		      -163804      		-176400
           Other assets				           -55313		      -100904		       -33119
        Increase (decrease) in
           Accrued interest payable  		22789		         4893		       -27771
           Accrued income taxes		    	-21527       		-59670      		-508716
           Other liabilities			        37438		        -2021         		4178

                                					4680648      		4546437      		3798467

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

		Calvin B. Taylor Bankshares, Inc. is a bank holding company.  Its principal subsidiary, Calvin B. Taylor Banking Company, is a financial institution operating primarily in Worcester County, Maryland. The other subsidiary,
Calvin B. Taylor Bank of Delaware, is a financial institution operating primarily in Sussex County, Delaware.  The Banks offer deposit services and loans to individuals, small businesses, associations and government entities.
  Other services include direct deposit of payroll and social security checks, automatic drafts from accounts, automated teller machine services, safe deposit boxes, money orders and travelers cheques.  The Banks also offer credit card services and discount brokerage services through correspondents.

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

	Cash equivalents

	For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Federal funds are purchased and sold for one-day periods.

	Investment securities

	As securities are purchased, management determines if the securities should be classified as held to maturity or available for sale.  Securities which management has the intent and ability to hold to maturity are recorded at amortized cost which is cost adjusted for amortization of premiums and accretion of discounts to maturity.  Securities classified as available-for-
sale are recorded at fair value.

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

	Intangible assets

		In 1998, the Company adopted Statement of Position 98-5 of the Accounting
Standards Executive Committee of the American Institute of Certified Public
Accountants, Reporting on the Costs of Start-up Activities, which requires that start-up costs and organization costs be expensed as incurred.  During
1998, the Company wrote off organization costs, all of which were incurred prior to 1998.  Prior to 1998, organization costs were amortized over five years.

	The Company amortizes software costs over their useful lives using the straight-line method.

	Loans and allowance for credit losses

	Loans are stated at face value less the allowance for credit loses.

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

	Per share data

	Earnings per common share and dividends per common share are determined by dividing net income and dividends by the 1,620,000 shares outstanding, giving retroactive effect to the stock dividend paid.

2. Comprehensive Income

	The Bank adopted Statement No. 130 of the Financial Accounting Standards Board Reporting Comprehensive Income in 1998. Comprehensive income includes net income and the unrealized gain on investment securities held for sale.
The statement of changes in Stockholders' Equity has been restated to include comprehensive income for the years ended December 31, 1997 and 1996.

Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

               Notes to Consolidated Financial Statements


 3.	Cash and Due From Banks

	The Company normally carries balances with other banks that exceed the federally insured limit. The average balances carried in excess of the limit, including unsecured federal funds sold to the same banks, were $26,371,278 for 1998, $21,777,954 for 1997, and $24,057,839 for 1996.

	Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances. The Company's normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

 4.	Investment Securities

	Investment securities are summarized as follows:


                                   Amortized  Unrealized	  Unrealized 	Market
December 31, 1998			                 cost       gains        losses  	 value

Available for sale
  U.S. Treasury		                  	1993174	    	487625	          	0  	2480799
  Equity				                         224363    		291975          		0   	516338

                                				2217537    		779600          		0  	2997137

Held to maturity
  U.S. Treasury		                 	64826398	     504666	       14311 	65316753
  U.S. Government agency
     obligations                    1000000        	157	         469   	999688
  State and municipal		            14449313	      87156	        3955	 14532514

                                   80275711	     591979	       18735	 80848955


December 31, 1997
Available for sale
  U.S. Treasury			                  1992885		    317115         		0   	2310000
  Equity			                              	0    		263450	         	0    	263450

                                				1992885    		580565         		0	   2573450

Held to maturity
  U.S. Treasury	                 		53890145	     175832	      	3052	  54062925
  State and municipal		             9359115     		40321		      4858   	9394578

                               				63249260	     216153      		7910  	63457503


Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


 4.	Investment Securities (Continued)


                                Amortized    Unrealized   Unrealized    Market
                                   cost         gains      losses       value

December 31, 1996
Available for sale
  U.S. Treasury			               1991698		     133302	          	0    	2125000
  Equity				                           0	     	235400		          0	     235400

                             				1991698	     	368702          		0	    2360400

Held to maturity
  U.S. Treasury	              		47191104	      160982	      	19461   	47332625
  State and municipal         		15419138       	42037       		4373   	15456802

                            				62610242	      203019	      	23834	   62789427

	The amortized cost and estimated market value of debt securities, by contractual maturity and the amount of pledged securities, follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                   	  December 31, 1998   December 31, 1997  December 31, 1996
                    		Amortized   Market  Amortized  Market  Amortized  Market
	               		      cost      value     cost      value    cost      value

Available for sale due
 After ten years	      1993174   2480799   1992885   2310000 	1991698	 2125000


Held to maturity due
  In one year or less	33406599  33531104  40640738  40725433 29582902 29606635
  After one year
  through five years  46869112  47317851  22608522  22732070 33027340 33182792

        		            80275711  80848955  63249260  63457503 62610242 62789427

Pledged securities     5094242   5150876   5494785   5531876  6751564  6920996

	Investments are pledged to secure deposits of federal and local governments.




Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


 5.	Loans and Allowance for Credit Losses

		Major classifications of loans are as follows:

                                    					1998        		 1997         		1996


Demand and time				                    16253621	      13237003	       16481935
Mortgage			                         		118837336	     129549396	      127381520
Construction				                        1795952		      1372853		       2277132
Installment				                         4950912	      	5112378       		4959548
				                                 	141837821     	149271630	      151100135
Allowance for credit losses			          2080358		      2080798		       2040475

Loans, net				                        139757463	     147190832      	149059660

		The rate repricing distribution of the loan portfolio follows:


                                    					1998  		       1997         		1996


Immediately			                       	136750569     	144169000	      145893311
Within one year				                      522434		       427141		        734733
Over one to five years			               4223521		      4122176	       	3911648
Over five years				                      341297		       553313        		560443

                                 					141837821	     149271630	      151100135

		Outstanding loan commitments and letters of credit are as follows:

                                         1998         		1997          		1996

Loan commitments
  Construction and land development		   1470375		      2616516		       6948259
  Other					                            6012019      		1981942       		4500515

                                   					7482394		      4598458      		11448774

 Standby letters of credit
  Secured by deposits	                		1200650	      	1021080		       1020467
  Other			                             		187215        		98000	        	141650

                                   					1387865	      	1119080		       1162117


Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


 5.	Loans and Allowance for Credit Losses (Continued)

	Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Loan commitments generally have interest at current market rates, fixed expiration dates, and may require payment of a fee.

	Letters of credit are commitments issued to guarantee the performance of a customer to a third party.

	Loan commitments and letters of credit are made on the same terms, including collateral, as outstanding loans. The Company's exposure to credit loss in the event of nonperformance by the borrower is represented by the contract amount of the commitment. In 1998, management provided an allowance of $2,989 for losses the Company may incur by the funding of these commitments.

	The Company makes loans to customers located primarily in the Delmarva region. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

	Transactions in the allowance for credit losses were as follows:


                                      					1998          		1997       		1996

Beginning balance	                    			2080798	       	2040475     		1858991
Provision charged to operations           		1175		         50000	      	193000
Recoveries			                             	14479		          8878	       	11479

                                         2096452	       	2099353		     2063470
Loans charged off	                      			13105		         18555       		22995
                                         2083347       		2080798     		2040475
Less allowance relating to
   loan commitments	                        2989             		0           		0

Ending balance		                       		2080358       		2080798	     	2040475

Amounts past due 90 days or more, and still accruing interest, and nonaccrual loans are as follows:


                  December 31, 1998    December 31, 1997    December 31, 1996
                  90 days   	          90 days 	           	90 days
                  or more 	Non-accrual or more  Non-accrual or more Non-accrual

Demand and time	  	303500          0      1645          0     54000          0
Mortgage		        	194622          0    201047          0    244748      66587
Installment		        6887          0     12671          0     20413        607

                   505009	         0    215363          0    319161      67194

Interest not accrued
  on nonaccrual loans	             0                    0                  896

	Management has identified no impaired loans at December 31, 1998, 1997, and 1996.





Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


 6.	Intangibles

		A summary of intangible assets and the related amortization is as follows:


                     Estimated useful life	   1998   	     1997   	      1996

Computer software	         	3 - 5 years	    	159388	      159388 	      159388
Other acquisition costs	    3 - 25 years		     1718	        1718	         1718
Organization costs		        5 years            			0	      110831	        51918

                                       						161106	      271937	       213024
Accumulated amortization		                  	150503	      164461	       146212

Net intangible assets		                     		10603       107476         66812

Amortization expense 		                     		96873	       18249         18368

 As a result of adopting Statement of Position 98-5, Reporting on the Costs of Start-up Activities, during 1998 the Company wrote off organization costs totaling $90,808.

 7.	Premises and Equipment

	A summary of premises and equipment and the related depreciation is as follows:

                     Estimated useful life   	1998          1997          1996

Land				                                  		2506475        1882545      991013
Premises		               	5-50 years      		4253722	       3451955     3437718
Furniture and equipment	  5-40 years		      2875819	       2294630     2212325
Property held under
     capital lease		      5 years	              		0	        329303      329303

                                      						9636016        7958433     6970359
Accumulated depreciation		                		4105450        3806044     3496573

Net premises and equipment			              	5530566	       4152389     3473786

Depreciation expense                     				340304   	     329414      327710

	The Company leased data processing equipment under a capital lease that expired in 1998. The interest rate on the capital lease was imputed based on the Company's incremental borrowing rate at the inception of the lease.

Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


 8.	Deposits

		Major classifications of interest-bearing deposits are as follows:

                                      1998         		1997          		1996
Money market and Supernow			        57683937	      55482239       	53907865
Savings and NOW			                 	66606783	      55214983	       53876343
Other time				                      69677986	      63002388	       64676128

                              					193968706     	173699610      	172460336

	Included in other time deposits are certificates of deposit of $100,000 or more with the following maturities:

Three months or less		             	3962747      		1490525	       	2244402
Over three through twelve months	  	9453247      		5653695		       6110871
Over one through five years	      		1181142	      	1203917	       	1049940

                              					14597136       	8348137	       	9405213

Interest expense			                 	646110       		506234       		 428182

 9.	Other Operating Expenses

		The components of other operating expenses follow:

                                 					1998         		1997          		1996

Amortization of intangible assets    		6064		        18249	         	18368
Advertising				                      141736	       	117356	        	124635
Business and product development		   118252	        	14000	             	0
Courier service			                   	78900	        	66615		         66910
Deposit insurance				                 19499 	       	31666		          2000
Director fees		                     		71170		        64352         		61200
Dues, donations, and subscriptions		  64451		        58658		         41384
Freight				                          	60697		        47145	         	28604
Liability insurance			               	68460		        56172	         	52068
Postage				                         	154295	       	150210        		153123
Professional fees		                 		82128		        63194		         53864
Stationery and supplies			           266527		       163105	        	139428
Telephone	                         			72682		        61145          	65388
Teller machine fees			               	84720	        	65207 	        	53197
Miscellaneous			                    	142279	        	88334		        100596

                               					1431860      		1065408	        	960765

Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


10.	Income Taxes

		The components of income tax expense are as follows:

                                    					1998	         	1997        		1996
Current
  Federal                          				2218578       		2346813	     	2134931
  State				                            	262981		        377669	      	405411

                                  					2481559       		2724482		     2540342
Deferred				                           	-40160	        	-31560	      	-65410

                                  					2441399       		2692922	     	2474932

		The components of the deferred tax benefit are as follows:

Provision for credit losses			           -400	        	-15574		      -70207
Pension expense	                         			0          		1795	        	1974
Depreciation		                       	 	-7511		        -16247		       -1351
Discount accretion			                 	-12412	         	11470	         	269
Health insurance premium deposits	      	4837	        	-13350           		0
Organization costs		                 		-24674	             	0           		0
Nonaccrual loans			                        	0            	346        		3905

                                  					-40160		        -31560      		-65410

		The components of the net deferred tax assets are as follows:

Deferred tax asset
  Allowance for credit losses		      	562773        		562373		      546799
  Health insurance premium deposits   		8513         		13350           		0
  Organization costs				               24674	             	0           		0
  Nonaccrual loans	                     			0             		0         		346
				                                 	595960	        	575723	      	547145

Deferred tax liabilities
  Depreciation                     			204771       		212282	      	228529
  Pension			                         		13973        		13973	       	12178
  Discount accretion			                 8781		        21193		        9723
  Unrealized gain on securities
    available for sale	               301081        	224214      		142392
					                                 528606 		      471662	      	392822

                                  					67354		        104061	     	154323


Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


10.	Income Taxes (Continued)

	A reconciliation of the provision for taxes on income from the statutory federal income tax rates to the effective income tax rates follows:


                                        1998      	  	1997        		1996

Statutory federal income tax rate	      	34.0%		      34.0%		       34.0%
Increase (decrease) in tax rate
   resulting from
  Tax-exempt income	                   		-2.2		       -1.9	        	-2.4
  State income taxes net of federal
      income tax benefit			               2.4		        3.2		         3.7

                                    					34.2 %	     	35.3 %		      35.3 %

11.	Lease Commitments

	The Company leases the land on which the Route 50 branch is located and the branch office in South Pocomoke.  Lease obligations will require payments as follows:


                                       Minimum
   			               	Period           rentals

                       1999	          		16495
                       2000			          13162
                       2001			          13162
                       2002			          13162

                                 							55981

	The Route 50 lease provides for an increase in rent every 121/2 years based on the consumer price index.  The lease also provides an option to renew for a twenty-five year period subject to the same terms at the expiration of the initial term, August 31, 1999.

	The South Pocomoke lease provides for an increase in rent every five years based on the consumer price index. The lease expires January 1, 2003. All costs associated with the properties, including real estate taxes, are obligations of the Company.




Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


12.	Pension Plan

	The Company has a defined benefit pension plan covering substantially all of the employees.  Benefits are based on years of service and the employee's average rate of earnings for the final five full years before retirement.
The Company's funding policy is to contribute annually an amount that can be deducted for income tax purposes, determined using the projected unit credit cost method.  Assets of the plan are held in deposit accounts and mortgage loans.  The following table sets forth the financial status of the plan:



                                     					1998         		1997        		1996
Change in plan assets
  Fair value of plan assets
     at beginning of year               	2219851		     2004200	      	1799123
  Actual return on plan assets			         204505		      180123	       	165889
  Employer contribution			                 97000	       	94000	        	84061
  Benefits paid				                       -66754		      -58472	       	-44873
  Fair value of plan at end of year		    2454602     		2219851	      	2004200
Change in benefit obligation
  Benefit obligation at
    beginning of year                   	2310520	     	2080175		      1890146
  Service cost		                         		85189	       	82851        		81063
  Interest cost                       				159684      		143866	       	130838
  Benefits paid			                       	-66754      		-58472	       	-44873
  Actuarial gain		                       		30221       		62100        		23001
  Benefit obligation at end of year		    2518860	     	2310520		      2080175
Funded status		                         		-64258      		-90669       		-75975
Unamortized prior service cost		           60703		       70821       	 	80939
Unrecognized net (gain) loss			            23164		       29610	        	-4250
Unamortized net obligation from transition	22016		       26418		        30820

Prepaid pension expense included
       in other assets		                 		41625		       36180		        31534

  Net pension expense includes
       the following components:
Service cost			                          	 85189	       	82851        		81063
Interest cost		                         		159684		      143866	       	130838
Actual return on assets	               		-204505		     -180123		      -165889
Amortization of unrecognized
   prior service cost                     	10118		       10118        		10118
Amortization of transition obligations		    4402		        4402		         4402
Deferred loss				                          36667		       28240		        18598

Net pension expense			                     91555	       	89354		        79130


Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


12.	Pension Plan (Continued)

	Assumptions used in the accounting for net pension expense were:


                                       					1998        		1997       		1996

Discount rates				                          6.75%		      7.00%		       7.00%
Rates of increase in compensation levels	   5.75%		      6.00%		       6.00%
Long-term rate of return on assets		        7.50%		      7.50%		       8.00%

13.	Fair Value of Financial Instruments

	The estimated fair values of the Company's financial instruments are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques prescribed by the FASB and may not be indicative of the net realizable or liquidation values. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.


  			                  December 31, 1998   December 31, 1997  December 31, 1996
			                    Carrying     Fair   Carrying     Fair  Carrying     Fair
                     	  amount     value    amount     value   amount    value
Financial assets
  Cash and due
      from banks	      12157944  12284957   9150979   9263907   9802923  9887787
  Federal funds sold	 	33337435  33337435  20207703  20207703  14000000 14000000
  Interest-bearing
     deposits		         1228000   1236676   1229000   1238186   1423000  1433599
  Investment
    securities(total) 	83272848  83846092  65822710  66030953  64970642 65149827
  Loans, net	       139757463  139771766 147190832 146996644 149059660 148899731
  Accrued interest
    receivable		        1869686   1869686   1790423   1790423   1626619  1626619

Financial liabilities
  Noninterest-bearing
     deposits	         36648979  36648979  33093588  33093588  31837470 31837470
  Interest-bearing
     deposits	        193968706 194296343 173699610 173776507 172460336172641527
  Obligation under
     capital lease          		0	       	0     61720     61720    126611   126611
  Accrued interest
     payable		           456133    456133    433344    433344    428451   428451

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

	The executive officers and directors of the Company enter into loan transactions with the Bank in the ordinary course of business. The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions.

                                        1998          		1997       		1996

Beginning balance	                  		9466973        	9482547     		7178848
Advances		                          		3034421       		2651499     		3328459
			                                 	12501394       	12134046     	10507307
Repayments		                         	3859858       		2667073	     	1024760

Ending balance		                     	8641536		       9466973	     	9482547

	The Company obtains legal services from a law firm in which one of the principal attorneys is also a member of the Board of Directors. Fees charged for these services are at similar rates charged by unrelated law firms for similar legal work. Amounts paid to this related party totaled $4,374 and $2,183 during the years ended December 31, 1997 and 1996.

15.	Lines of Credit

	The Company has available lines of credit, including overnight federal funds, reverse repurchase agreements and letters of credit, totaling $15,000,000, as of December 31, 1998, 1997, and 1996.



Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


16.	Capital Standards

	The Federal Reserve Board and the Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organization. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The capital ratios and minimum capital requirements of the Company are as follows:

                                                          							To Be Well
					                          Actual	      Capital Adequacy    	Capitalized
                             Amount  Ratio  Amount    Ratio    Amount    Ratio
(in thousands)
      December 31, 1998
 Total capital
  (to risk-weighted assets) 	47413	  38.4% >  9873	  >  8.0% >  12342  >  10.0%
 Tier 1 capital
  (to risk-weighted assets)		45864   37.2% >  4937   >  4.0% >   7405  >   6.0%
 Tier 1 capital
  (to average assets)      		45864  	17.5% > 10513   >  4.0% >  13142  >   5.0%

      December 31, 1997
 Total capital
  (to risk-weighted assets)		43741	  36.2% >  9680   >  8.0% >  12100  >  10.0%
 Tier 1 capital
  (to risk-weighted assets)		42221	  34.9% >  4840   >  4.0% >   7260  >   6.0%
 Tier 1 capital
  (to average assets)	      	42221	  16.7% > 10090   >  4.0% >  12612  >   5.0%

      December 31, 1996
 Total capital
  (to risk-weighted assets)		40958	  33.5% >  9776   >  8.0% >  12220  >  40.0%
 Tier 1 capital
  (to risk-weighted assets)		39431	  32.3% >  4888   >  4.0% >   7332  >   6.0%
 Tier 1 capital
  (to average assets)      		39431  	15.8% >  9962   >  4.0% >  12453  >   5.0%

	Tier 1 capital consists of capital stock, surplus, and undivided profits and total capital includes a limited amount of the allowance for credit losses. In calculating risk-weighted assets, specific risk percentages are applied to each category of asset and off-balance sheet items.

	Failure to meet the capital requirements could affect the Company's ability to pay dividends and accept deposits, and may significantly affect the operations of the Company.


Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

17.	Parent Company Financial Information

	The balance sheets and statements of income and cash flows for Calvin B. Taylor Bankshares, Inc. (Parent Only) follow:

                                          							December 31,
Balance Sheets				                       1998        		1997      		1996
			Assets

Cash and due from banks		               	57056		       255797		    909975
Interest-bearing deposits		            	500000	       	500000         		0
Securities available for sale			        516338	       	263450		    235400
Investment in subsidiary banks		      43609263	      40598524	   38338929
Premises and equipment			              1668338		       874125	    	232156
Organization costs				                       0		        90808		     42400
Other assets				                          8721         		2597		     33087
          Total assets				            46359716      	42585301	   39791947
		Liabilities and Stockholders' Equity
Liabilities
  Accounts payable	                       			0            		0      		1963
  Deferred income taxes	               		16517	         	8284	     	90911
          Total liabilities 			          16517	         	8284		     92874
Stockholders' equity
  Common stock, par value $1.00 per
   share; authorized  2,000,000 shares;
   issued and outstanding
   1,620,000 shares in 1998, 810,000
    shares in 1997 and 1996	           1620000		       810000		    810000
  Additional paid-in capital			       17290000	      17290000	   17290000
  Retained earnings 				              26954680	      24120666	   21372763
  Accumulated other
    comprehensive income	               478519	       	356351	    	226310
      Total stockholders' equity    		46343199	      42577017	   39699073
      Total liabilities and
        stockholders' equity         	46359716	      42585301	   39791947

Statements of Income
                                              Years Ended December 31,
                                         1998        		1997       		1996

Interest revenue			                     	33467        		30586      		5228
Dividend revenue				                     15890	        	13200	      	9702
Dividends from subsidiary		           	1803000		      5929000		   2916000
Equity in undistributed
  income of subsidiary	                2906079		     -1001768	   	1618986
Rental income		                         		2700	         	1575         		0
					                                  4761136		      4972593   		4549916
Expenses
  Occupancy		                           		8027		         4476	        	51
  Furniture and equipment              			2280         		2616         		0
  Other					                             65760		        31406     		17235
				                                    	76067		        38498     		17286

Income before income taxes	          		4685069		      4934095	   	4532630
Income taxes (benefit)	               		-11945		         -808     		-3011
Net income			                         	4697014		      4934903   		4535641


Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

17.	Parent Company Financial Information (Continued)


                                     		  					Years Ended December 31,
Statements of Cash Flows               		  	1998       		1997        		1996
Cash flows from operating activities
  Interest and dividends received		       1852499	     	5728997    		2930930
  Rental payments received			                2700		        1575		          0
  Cash paid for operating expenses		       -35660		      -27340		      -7768
  Income taxes refunded (paid)		              808		        3162		       -150

                                     					1820347     		5706394    		2923012
Cash flows from investing activities
  Organization costs				                        0      		-58912     		-51918
  Organization costs reimbursed		           58912		           0          		0
  Purchase of premises and equipment		    -800637		     -614660	    	-260119
  Investment in new subsidiary	                	0		    -3000000	          	0
  Purchase of equity securities			        -224363		           0          		0
  Purchase of certificate of deposit		          0		     -500000	          	0

                                     					-966088	    	-4173572    		-312037
Cash flows from financing activities
  Dividends paid	                     			-1053000   		 -2187000	   	-1701000
Net increase (decrease) in cash 		        -198741		     -654178	     	909975

Cash and equivalents at
    beginning of year	                     255797      		909975		          0
Cash and equivalents at end of year		       57056      		255797     		909975

Reconciliation of net income to net cash
   provided by operating activities
    Net income	                        			4697014	     	4934903		    4535641
    Adjustments to reconcile net
     income to net cash used in
     operating activities
       Undistributed net income
        of subsidiary	                   -2906079	     	1001768   		-1618986
       Noncash distribution from
        subsidiary	                             0     		-242000          		0
       Amortization and depreciation		      38320		       13121		       9518
       Increase (decrease) in other
        liabilities	                        -2784       		-1963          		0
       Decrease (increase) in other assets		-6124		         565	      	-3161

                                     					1820347	     	5706394    		2923012


Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


18.	Contingencies

	The Company is involved in various legal actions arising from normal business activities.  Management believes that the ultimate liability or risk of loss resulting from these actions will not materially affect the Company's financial position.

	The Company has determined the scope of the Year 2000 issue as it relates to the operation of the Banks.  The internal systems have been tested and those found not to be compliant will be compliant before the end of 1999.
Management estimates that the cost of making all applications compliant in
1999 will be $30,000.  During 1998, the Company incurred $44,898 of expense, above the normal replacement costs, related to the Year 2000 compliance.

	Management has contacted vendors and large customers to assess their preparedness and expects no significant impact on the operations of the Company.

19. Quarterly Results of Operations (Unaudited)


                                           						Three months ended
  			                        December 31,  	September 30,	 June 30,	 March 31,

1998
Interest revenue		              4576668     		4622908	     	4371535	  	4317531
Interest expense		              1658061	     	1660900     		1520731  		1495239
Net interest income 	           2918607	     	2962008		     2850804	  	2822292
Provision for loan losses	            0		        1175	           	0		        0
Net income	                    	1117550		     1292315		     1133473  		1153676
Comprehensive income	           1057343		     1424048		     1187829		  1149962
Earnings per share               		0.69	         	.80		         .70		      .71

1997
Interest revenue		              4462491     		4523650     		4250828	  	4195297
Interest expense		              1541685     		1534663	     	1440196		  1451139
Net interest income 	           2920806		     2988987	     	2810632		  2744158
Provision for loan losses	        25000	           	0		       25000        		0
Net income		                    1282099		     1352094 	    	1114717  		1185993
Comprehensive income	           1384727		     1414060		     1149413  		1116744
Earnings per share		               0.79		        0.84	        	0.69     		0.73

1996
Interest revenue		              4358710	     	4442713     		3986962  		4032044
Interest expense		              1540696     		1554252     		1481600  		1516863
Net interest income 	           2818014		     2888461	     	2505362  		2515181
Provision for loan losses       	143000		       25000		       25000        		0
Net income		                    1186056	     	1261815		     1075940  		1011830
Comprehensive income	           1259294		     1261618		     1008673   		909411
Earnings per share               		0.73	        	0.78        		0.66     		0.63


OFFICERS AND MANAGERS for 1999

Reese F. Cropper, Jr.		             		William L. Bundick
President & C.E.O.			               		Manager of Pocomoke Branches

William H. Mitchell		               		Nancy E. Bunting
Senior Vice President, 				           Manager of 91st Street
C.F.O. & Cashier

Margaret Mudron	                  				Mary Kaye Case
Vice President                       	Manager of East Berlin Branch
Taylor Bank of Delaware

Raymond M. Thompson	               			Jennifer L. Figgs
Vice President					                   Manager of West Ocean City Branch

Peggy Zellman-Welsh	               			Brooks Gray
Vice President &					                 Manager of Ocean Pines Branch
Manager of 20th Street Branch

D. Kenneth Bates				                 	Larry Shockley
Assistant Vice President				          Manager of North Ocean City/
                                      Fenwick Branch

Tina G. Kolarik                  					S. Michael Cylc
Assistant Vice President				          Assistant Manager of Pocomoke Branches

Barry R. Laws		                    			Mary Jane Groff
Assistant Vice President &				        Assistant Branch Manager
Manager of Snow Hill Branch			        East Pocomoke Branch

Richard M. Parrott			               		Sandra H. Duncan
Assistant Vice President				          Account Processing Manager
Human Resources

William J. Burke					                 Frances T. Phillips
Assistant Cashier &					              Manager of Data Processing
Director of Marketing

Gail T. Wainwright                				Raymond I. Robinson
Assistant Cashier &					              Security & Operations Officer
Manager of Consumer Loans

Kimberly L. Crouse
Compliance Officer/Information Processing



BANK LOCATIONS


MARYLAND

	BERLIN
	Main Office:
			24 N. Main Street
			Berlin, MD  21811
	East Berlin Branch:
			10524 Old Ocean City Boulevard
			Berlin, MD  21811
	**Ocean Pines Branch:
			11003 Cathell Road
			Berlin, MD  21811

	OCEAN CITY
	**20th Street Branch:
			100 20th Street
			Ocean City, MD  21842
	North Ocean City/Fenwick Branch:
			14200 Coastal Highway
			Ocean City, MD  21842
	**Mid-Ocean City Branch:
			9105 Coastal Highway
			Ocean City, MD  21842
	**West Ocean City Branch:
			9923 Golf Course Road
			Ocean City, MD  21842

	POCOMOKE
	**East Pocomoke Branch:
			2140 Old Snow Hill Road
			Pocomoke, MD  21851
	South Pocomoke Branch:
			121 Ames Plaza
			Pocomoke City, MD  21851

	SNOW HILL
			108 West Market Street
			Snow Hill, MD  21863

DELAWARE

	OCEAN VIEW
			50 Atlantic Avenue
			Ocean View, DE  19970

** ATM Locations




BOARD OF DIRECTORS

1998

James R. Bergey, Jr.
James R. Bergey, Sr.
Richard L. Bunting
John H. Burbage, Jr.
Reese F. Cropper, Jr.
Hale Harrison
Gerald T. Mason
Joseph E. Moore
Horace D. Quillin, Sr.
Michael L. Quillin
Hugh F. Wilde, Sr.

Senator George H. Bunting, Jr.
Taylor Bank of Delaware


DIRECTORS EMERITI
1998

Irvin C. Bainum
John H. Burbage, Sr.
John L. Donaway
C.  Vincent Holland
Brice R. Phillips
William P. Phillips, Sr.
Dr. Francis J. Townsend, Jr.

EXECUTIVE COMMITTEE - 1998

Horace D. Quillin, Sr. -  Chairman

James R. Bergey, Sr.
Richard L. Bunting
Reese F. Cropper, Jr.




CALVIN B. TAYLOR BANK OF DELAWARE

BOARD OF DIRECTORS

1998

James R. Bergey, Jr.
James R. Bergey, Sr.
George H. Bunting, Jr.
Richard L. Bunting
John H. Burbage, Jr.
Reese F. Cropper, Jr.
Hale Harrison
Gerald T. Mason
Joseph E. Moore
Horace D. Quillin, Sr.
Michael L. Quillin
Hugh F. Wilde, Sr.


OFFICERS

Reese F. Cropper, Jr., President

William H. Mitchell, Treasurer

Margaret M. Mudron, Vice President & Secretary







This statement has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

Calvin B. Taylor Bankshares, Inc.


BUSINESS OF THE COMPANY

	Calvin B. Taylor Bankshares, Inc. (the "Company") was incorporated as a Maryland corporation on October 31, 1995, to become a one-bank holding company by acquiring all of the capital stock of Calvin B. Taylor Banking Company (the "Maryland Bank"). The Maryland Bank was incorporated under the laws of the State of Maryland on December 17, 1907. The Maryland Bank was organized as a nonmember state bank under the laws of the State of Maryland. Calvin B. Taylor Bank of Delaware (the "DE Bank") was incorporated under the laws of the State of Delaware on September 18, 1997. The DE Bank was organized as a nonmember state bank under the laws of the State of Delaware. Calvin B. Taylor Bankshares, Inc. has acquired all of the capital stock of Calvin B. Taylor Bank of Delaware also. Both Banks are engaged in a general commercial banking business, emphasizing in its marketing the Bank's local management and ownership, from its main office location in its primary service area of Worcester County and its neighboring counties. The Banks offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. In addition, the Banks offer certain retirement account services, such as Individual Retirement Accounts. The Banks also offer a full range of short- to medium-term commercial and personal loans. The Banks also originate and hold or sell into the secondary market fixed and variable rate mortgage loans and real estate construction and acquisition loans. Other bank services include cash management services, safe deposit boxes, travelers' checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein.

Overview

	Consolidated income of the Company is derived primarily from operations of the Banks. The 1998 net income was $4,697,014 compared to $4,934,903 for 1997. Although the company experienced a lower net income, the Company continued its history of above average earnings with a return on equity of 10.54% and return on assets of 1.78% for 1998.

Results of Operations

	The Company reported net income of $4,697,014, or $2.90 per share, for the year ended December 31, 1998, which was a decrease of $237,889, or -4.82%, from the net income of $4,934,903, or $3.05 per share, for the year ended
December 31, 1997. These percentages are slightly down form the previous year totals due to a market that drove the interest rates down causing lower net asset yields.

	Net interest income increased $89,128, or .77%, to $11,553,711 in 1998, from $11,464,583 in 1997. This increase in net interest income was the result of an increase in interest revenue of $422,909. Net interest income increased primarily because the balance of interest-earning assets grew faster than the balance of deposits and borrowed funds. A secondary cause of the increase in net interest income is the decline in the cost of funds.
The yield on interest-earning assets decreased slightly to 7.36% in 1998, from 7.60% in 1997, while the combined yield on deposits and borrowed funds decreased to 2.89% from 2.90% for the same period.

	The provision for loan losses was $1,175 in 1998, a decrease of $48,825 from the $50,000 provision in 1997. The decreased provision is the result of a $11,051 decrease in net charge-offs for 1998, creating a net recovery of $1,374. During 1998, the Company had net recoveries of $1,374, which was
 .001% of average loans while during 1997 there were net charge-offs of $9,677.

	Noninterest income increased by 16.75% and noninterest expense increased by
14.64% during 1998, compared to 1997.  These changes are due to service charges on new product lines and the expenses incurred getting these product lines to the public.


Net Interest Income

	The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balance of interest-earning assets, the funding sources, the various rate spreads between the interest-earning assets and the Company's funding sources. The table "Average Balances, Income and Expenses, and Rates" which follows shows the Company's average volume of interest-earning assets and interest-bearing liabilities for 1998 and 1997, and related income/expense and yields. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities; and increases or decreases in the average rates earned and paid on such assets and liabilities. The volume of interest-earning assets and interest-bearing liabilities is affected by the ability to manage the earning-asset portfolio (which includes loans), and the availability of particular sources of funds, such as noninterest bearing deposits.

	The key performance measure for net interest income is the "net margin on interest-bearing assets," or net interest income divided by average interest-earning assets. The Company's net interest margin for 1998 was 4.80% compared to 5.03% for 1997. Because most of the loans of the Bank are written with a demand feature, the income of the Banks should not change dramatically as interest rates change. Management of the Company expects to maintain the net margin on interest-earning assets. The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although such expectations are based on management's judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management's expectations cannot be assured.



Average Balances, Interest and Yields


                           For the Year Ended	             	For the Year Ended
                            December 31, 1998	             	December 31, 1997
                         Average 		                  Average
			                      balance   Interest  Yield   balance 	  Interest  Yield
Assets
Federal funds sold and
 securities sold
 under purchase
  agreements       	 26,359,775   1,411,818  5.36%  21,772,942  1,213,039  5.57%
Interest bearing
 deposits             1,248,049      70,757  5.67%   1,243,208     69,397  5.58%

Investment securities:
   U.S. Treasury	    60,151,499   3,468,511  5.77%  47,767,048  2,856,937  5.98%
   U.S. Agency		        272,603      14,923  5.74%          -          -
   State and
     municipal       12,353,098     710,258  5.75%  11,991,438    706,528  5.89%
   Other			             351,216      24,076  6.86%     249,030     20,000  8.03%
   Total investment
       securities  	 73,128,416   4,217,768  5.77%  60,007,516  3,583,465  5.97%
Loans:
   Commercial	       14,919,040   1,298,811  8.71%  15,039,707  1,272,668  8.46%
   Mortgage         127,295,155  10,585,496  8.32% 131,512,234 11,012,492  8.37%
   Consumer	          5,019,523     512,712 10.21%   5,010,982    510,500 10.19%
   Total loans      147,233,718  12,397,019  8.42% 151,562,923 12,795,660  8.44%
Allowance for
 loan losses          2,086,253          -           2,053,552
   Total loans, net
     of allowance   145,147,465  12,397,019  8.54% 149,509,371 12,795,660  8.56%
Total interest-
  earning assets    245,883,705  18,097,362  7.36% 232,533,037 17,661,561  7.60%

Noninterest-bearing
  cash               10,887,288          -   	       9,997,110         -
Premises and
  equipment           4,584,091          -           3,967,373         -
Other assets          2,112,827          -           1,839,672         -

  Total assets      263,467,911  18,097,362 	      248,337,192  17,661,561



Liabilities and Stockholders' Equity
Interest-bearing Deposits
 Savings and NOW
   deposits          60,545,046   1,493,594  2.47%  53,793,965  1,389,996  2.58%
 Money market and
   supernow          57,902,148   1,530,457  2.64%  55,012,180  1,497,011  2.72%
 Other time deposits 65,020,172   3,277,413  5.04%  62,944,109  3,078,856  4.89%
Total interest-bearing
       deposits  	  183,467,366   6,301,464  3.43% 171,750,254  5,965,863  3.47%
Borrowed funds           10,822          -              80,743      1,820  2.25%
Total interest-bearing
     liabilities  	 183,478,188   6,301,464  3.43% 171,830,997  5,967,683  3.47%
Noninterest-bearing
    deposits	        34,675,359          -          34,304,946         -
                    218,153,547   6,301,464  2.89% 206,135,943  5,967,683  2.90%
Other liabilities       748,148          -             738,550         -
Stockholders'
  equity             44,566,216          -          41,462,699         -
 Total liabilities
  and stockholders'
  equity            263,467,911   6,301,464        248,337,192  5,967,683


Net interest spread				                     3.93%                          4.13%
Net interest income			           11,795,898 	                		11,693,878
Net margin on
  interest-earning assets		                 4.80%                          5.03%


Interest on tax-exempt securities, including dividends, are reported on fully taxable equivalent basis.








EXHIBIT 21



SUBSIDIARIES OF THE COMPANY




Calvin B. Taylor Banking Company, a state bank organized under the laws of the State of Maryland.

Calvin B. Taylor Company, Delaware, a state bank chartered under the laws of the State of Delaware.























EXHIBIT 21


FINANCIAL DATA SCHEDULE


Item		                                             	December 31
Number 	                                              	1998

9-03(1)		Cash and due from banks	                  		12157944
9-03(2)		Interest-bearing deposits			                 1228000
9-03(3)		Federal funds sold		                      		33337435
9-03(4)		Trading account assets
9-03(6)		Investment and mortgage-backed securities
         		held for sale			                          	2997137
9-03(6)		Investment and mortgage-backed securities
         		held to maturity - carrying value		       80275711
9-03(6)		Investment and mortgage-backed securities
         		held to maturity - market value		         80848955
9-03(7)		Loans					                                 139757463
9-03(7)(2)	Allowance for losses		                    	2080358
9-03(11)		Total assets				                          277463250
9-03(12)		Deposits		                             			230617685
9-03(13)		Short-term borrowings
9-03(15)		Other liabilities				                        502366
9-03(16)		Long-term debt
9-03(19)		Preferred stock - mandatory redemption
9-03(20)		Preferred stock - no mandatory redemption
9-03(21)		Common stocks			                          	1620000
9-03(22)		Other stockholders' equity			             44723199
9-03(23)		Total liabilities and
           stockholders' equity	                   277463250


EXHIBIT 21


FINANCIAL DATA SCHEDULE
(continued)

9-04(1)		Interest and fees on loans	              		12383846
9-04(2)		Interest and dividends on investments		     3988754
9-04-(4)		Other interest income		                   	1482575
9-04-(5)		Total interest income			                  17855175
9-04-(6)		Interest on deposits                   				6301464
9-04-(9)		Total interest expense			                  6301464
9-04-(10)		Net interest income			                  	11553711
9-04-(11)		Provision for loan losses			                 1175
9-04-(13)(h)	Investment securities gains/(losses)		        0
9-04-(14)		Other expenses		                        		5319503
9-04(15)		Income/loss before income tax		            7229221
9-04(17)		Income/loss before extraordinary items		   4756947
9-04(18)		Extraordinary items, less tax
9-04(19)		Cumulative change in accounting principles	 -59933
9-04(20)		Net income or loss				                     4697014
9-04(21)		Earnings per share - primary			                2.9
9-04(21)		Earnings per share - full diluted		            2.9
I.B.5		Net yield on interest earning assets		            4.8 %
III.C.1(a)		Loans on nonaccrual			                         0
III.C.1(b)		Accruing loans past due 90 days or more	  505008
III.C.1(c)		Troubled debt restructuring			                 0
III.C.2		Potential problem loans			                        0
IV.A.1		Allowance for loan loss -
            beginning of period	                     2080798
IV.A.2		Total chargeoffs				                           13105
IV.A.3		Total recoveries	                           			14479
IV.A.4		Allowance for loan loss - end of period		    2080358
IV.B.1		Loan loss allowance allocated
            to domestic loans                       	1169740
IV.B.2		Loan loss allowance allocated to foreign loans
IV.B.3		Loan loss allowance - unallocated		           910618