Form 10QSB
period 1999-03-31
TAYLOR CALVIN B BANKSHARES INC
filed 1999-05-11
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION
Washington,  DC  20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
	For the quarter ended March 31, 1999

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ TO
_________________

Commission File Number:  0001003986

CALVIN B. TAYLOR BANKSHARES, INC.
(Exact name of issuer as specified in its charter)

          Maryland          				                 52-1948274
(State of incorporation)					(I.R.S. Employer Identification No.)

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

The registrant has 1,620,000 shares of common stock ($1.00 par) outstanding as of May 5, 1999.


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
Consolidated Statements of Condition



                                         (unaudited)
                                           March 31          December 31,
                                            1999                 1998
                              Assets

Cash and due from banks                 $   14,039,208      $   12,157,944
Federal funds sold                          23,378,645          33,337,435
Interest-bearing deposits                    1,228,000           1,228,000
Investment securities available for sale     3,161,764           2,997,137
Investment securities held to maturity
  (approximate fair value of $82,354,588
   and $80,848,955)                         82,132,688          80,275,711
Loans, less allowance for credit losses
  of $2,084,432 and $2,080,798             144,348,646         139,757,463
Premises and equipment                       5,414,598           5,530,566
Accrued interest income                      1,507,939           1,869,686
Deferred income taxes                          159,827              67,354
Other assets                                    88,447             241,954

                                         $ 275,459,762       $ 277,463,250


           Liabilities and Stockholders' Equity

Deposits
  Noninterest-bearing                  $   30,626,024      $   36,648,979
  Interest-bearing                        196,726,004         193,968,706

                                          227,352,028         230,617,685
Accrued interest payable                      435,010             456,133
Accrued income taxes                          385,568                  -
Other liabilities                              46,917              46,233

                                          228,219,523         231,120,051
Stockholders' equity
  Common stock, par value $1 per share
   authorized 2,000,000 shares, issued and
   outstanding 1,620,000 shares             1,620,000           1,620,000
  Capital surplus                          17,290,000          17,290,000
  Retained earnings                        27,998,692          26,954,680

                                           46,908,692          45,864,680
  Net unrealized gain on securities
   available for sale                         331,547             478,519

                                           47,240,239          46,343,199

                                        $ 275,459,762       $ 277,463,250

Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)



                                          For the three months ended
                                                    March 31
                                              1999             1998
Interest and dividend revenue
  Loans, including fees                 $  2,941,827       $  3,085,908
  U.S. Treasury securities                   901,193            775,779
  State and municipal securities             127,702             92,966
  Federal funds sold                         320,132            341,748
  Deposits with banks                         16,295             17,808
  Equity securities                            4,392              3,322
    Total interest and dividend revenue    4,311,541          4,317,531

Interest expense
  Deposit interest                         1,492,286         1,495,239
  Other                                           -                -
          Total interest expense           1,492,286         1,495,239

          Net interest income              2,819,255         2,822,292


Provision for credit losses                      700               -
          Net interest income after
           provision for credit losses     2,818,555         2,822,292

Other operating revenue
  Service charges on deposit accounts        172,769           142,732
  Miscellaneous revenue                       53,623            54,770
          Total other operating revenue      226,392           197,502


Other expenses
  Salaries and employee benefits             724,902           690,462
  Occupancy                                  104,027           116,284
  Furniture and equipment                    121,842           151,293
  Other operating                            507,241           276,031
          Total other expenses             1,458,012         1,234,070

Income before income taxes                 1,586,935         1,785,724
Income taxes                                 542,923           632,048

Net income                              $  1,044,012      $  1,153,676

Basic earnings per share                $       0.64      $       0.71

Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)




                                             For the three months ended
                                                      March 31
                                              1999               1998
Cash flows from operating activities
  Interest received                    $     4,600,666       $   4,592,244
  Other revenue received                       224,651             196,870
  Cash paid for operating expenses          (1,251,015)         (1,142,832)
  Interest paid                             (1,513,409)         (1,487,658)
  Taxes paid                                    (3,481)            (32,212)

                                             2,057,412           2,126,412
Cash flows from investing activities
  Cash paid for premises, equipment,
   intangibles, and construction
   in progress                                 (88,971)            (68,180)
  Net customer loans repaid (advanced)      (4,591,883)          1,538,127
  Redemption of matured securities          14,185,000          18,385,000
  Investment in securities                 (16,373,427)        (14,428,915)

                                            (6,869,281)          5,426,032
Cash flows from financing activities
  Net change in time deposits                  (93,352)          3,645,041
  Net change in other deposits              (3,172,305)         (8,139,253)
  Payment on capital lease                         -               (61,720)

                                            (3,265,657)         (4,555,932)

Net increase (decrease) in cash             (8,077,526)          2,996,512
Cash and equivalents at beginning
  of period                                 45,495,379          29,358,682
Cash and equivalents at end of period   $   37,417,853        $ 32,355,194


Reconciliation of net income to net cash provided
  from operating activities
  Net income                           $     1,044,012       $   1,153,676
  Adjustments
    Depreciation and amortization               77,507              85,287
    Charitable donation of property            128,806                 -
    Deferred tax provision                          -               (5,798)
    Provision for loan losses                      700                 -
    Security discount accretion,
      net of premium amortization              (72,622)            (59,467)
    Decrease (increase) in accrued interest
      receivable and other assets              513,880             434,407
    Increase (decrease) in accrued interest
      payable and other liabilities            365,129             518,307

                                       $     2,057,412       $   2,126,412

Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Notes to Financial Statements



1.	Basis of Presentation

		The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and
Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included.  Operating results of the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the years ending
December 31, 1999 and 1998.  For further information, refer to the financial statements and footnotes thereto for the Registrant's fiscal period ended
December 31, 1998.

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

Financial Condition, Liquidity and Sources of Capital

	The major sources of liquidity of the Company arise from loan repayments, short-term investments, including federal funds sold, and an increase in core deposits. During the first quarter of the year, the Bank typically experiences a decline in deposits since these businesses are using their deposits to meet their cash flow needs. Generally, this situation reverses during the second quarter of the year as the businesses start repaying loans, and the Banks receive seasonal deposits from tourists and summer residents. Throughout the second and third quarters the Bank maintain a high liquidity level. Funds from seasonal deposits are invested in short-term U.S. Treasury Bills and Federal Funds. Average liquid assets (cash and amounts due from banks , interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 54.42% for the first quarter of 1999 compared to 46.68% first quarter of 1998.

	At March 31, 1999, the Company's interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap, as a percentage of interest-earning assets, of 6.78%.
Generally asset-sensitivity indicates that assets reprice quicker than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. Both banks have classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management. The cumulative gap declined primarily due to the shift from demand loans to investment securities with longer terms while money market accounts, now accounts, and savings accounts, which are considered immediately repriceable, have increased.

	Tier one risk-based capital ratios of the Company as of March 31, 1999 and 1998 were 37.1% and 35.6%, respectively. Both are substantially in excess of regulatory minimum requirements.

Results and Plan of Operation

	Net income for the three months ended March 31, 1999, was $1,044, 012 or $.64 per share, compared to $1,153,676 or $.71 per share for the first
quarter of 1998.   The Company experienced decreased earnings of $109,664,
from prior year earnings. The primary reason net income decreased is due to an increase in other operating expense. During the first quarter of 1999, the Company made a charitable donation of property, with a book value of $128,806.

	Increased other operating income was offset by increased other operating expenses. The Company experienced increased operating expenses as the result of the charitable donation of a closed branch facility with a remaining book value of $128,806. The new branch facility in Pocomoke has been opened. The Delaware Bank was not open in the first quarter of 1998. This new bank, as expected, is having an adverse affect on the expenses and income of the Company. Typically new Banks do not break even until their fourth or fifth year of operation.

	The Company reviewed its consolidated loan portfolio and determined the allowance, at 1.42% of gross loans, was adequate as of March 31, 1999.
At December 31, 1998, the allowance was 1.47% of gross loans. At March 31, 1999, there were no nonaccruing loans and less than .01% of the portfolio was delinquent ninety days or more.

	The year 2000 (Y2k) poses many potential problems for businesses and individuals. In an effort to conserve hard drive space, in the past programmers wrote programs that would not recognize the year 2000 correctly.
 This can cause system failures for computers and other electronic equipment that has chip components. Management has a Y2k committee, which reports to the Board, responsible for assessing progress in the Company's plans to minimize the effects of the Y2k problem. Management has upgraded the hardware and software it has indentified as needing replacement to be Y2K compliant. Testing of these systems is almost complete and should be done by the end of the second quarter of 1999. Management has also sent surveys or met with its vendors and large customers. The Y2K committee and loan officers are in the process of following up with large customers who have not satisfactorily communicated their Y2K preparedness to the Company.

	The Company believes most of the costs to address the Y2k issues have occurred. The remaining incremental costs should be the cost of communicating with the customers not yet Y2k compliant. Management thinks these costs will have no significant impact on its earnings. Management has budgeted $30,000 for this issue during 1999.

	Management believes its greatest Y2k issues are external issues, including
whether borrowers are actually Y2k compliant.   If borrowers are not
prepared, their ability to continue in business and repay their debt could become doubtful.

	The Banks employed ninety nine full time equivalent employees as of March 31, 1999. The Maryland bank hires seasonal employees during the summer. The Company employs no employees outside those hired by the Banks.

	Net interest income of the company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease one hundred basis points, the Company would experience a decrease of net interest income of 6.22% if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans and deposits. This paragraph contains certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of the Private Litigation Securities Reform Act of 1995.

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
    2.  Proxy Statement dated April 1, 1999, is incorporated by reference.

	b)	Reports on Form 8-K
    	There were no reports on Form 8-K filed for the quarter ended
      March 31, 1999.

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               	Calvin B. Taylor Bankshares, Inc.


Date:        5/11/1999	              By:    /s/  Reese F. Cropper, Jr.
		                                          Reese F. Cropper, Jr.
		                                          President and CEO



Date:        5/11/1999	              By:     /s/  William H. Mitchell
		                                           William H. Mitchell
	                                           	Chief Financial Officer

Calvin B. Taylor Bankshares, Inc.
Financial Data Schedule


Item		                                            March 31,
Number                                              1999
9-03(1)   	Cash and due from banks	           	     14,039,208
9-03(2)	   Interest-bearing deposits                 1,228,000
9-03(3)	   Federal funds sold		                     23,378,645
9-03(4) 	  Trading account assets
9-03(6)	   Investment and mortgage-backed
         		securities held for sale           	      3,161,764
9-03(6)	   Investment and mortgage-backed
	         	securities held to maturity -
		         carrying value			                        82,132,688
9-03(6)	   Investment and mortgage-backed
		         securities held to maturity -
	         	market value			                          82,354,588
9-03(7)   	Loans			                          		    146,433,078
9-03(7)(2)	Allowance for losses		                    2,084,432
9-03(11)	  Total assets	                     		    275,459,762
9-03(12)  	Deposits			                        	    227,352,028
9-03(13)	  Short-term borrowings                           -
9-03(15)	  Other liabilities		                         867,495
9-03(16)	  Long-term debt
9-03(19)	  Preferred stock - mandatory redemption
9-03(20)	  Preferred stock - no mandatory redemption
9-03(21)	  Common stock			                           1,620,000
9-03(22)	  Other stockholders' equity	              45,620,239
9-03(23)	  Total liabilities and stockholders'
           equity	                                 275,459,762

Calvin B. Taylor Bankshares, Inc.
Financial Data Schedule
(continued)



                                             							Six Months Ended
Guide							                                           March 31,
Number							                                            1999
9-04(1)	   Interest and fees on loans                  2,941,827
9-04(2)	   Interest and dividends on investments			    1,033,287
9-04-(4)  	Other interest income	                        336,427
9-04-(5)	  Total interest income		                     4,311,541
9-04-(6)	  Interest on deposits		                      1,492,286
9-04-(9)	  Total interest expense		                    1,492,286
9-04-(10)	 Net interest income		                       2,819,255
9-04-(11)	 Provision for loan losses                         700
9-04-(13)(h)Investment securities gains/(losses)             -
9-04-(14) 	Other expenses		                      	     1,458,012
9-04(15)	  Income/loss before income tax         	     1,586,935
9-04(17)	  Income/loss before
	          extraordinary items		                       1,586,935
9-04(18)	  Extraordinary items, less tax                     -
9-04(19)	  Cumulative change in accounting principles        -
9-04(20)	  Net income or loss		                        1,044,012
9-04(21)	  Earnings per share - basic                       0.64
9-04(21)	  Earnings per share - diluted                     0.64
I.B.5		    Net yield on interest earning assets             4.64
III.C.1(a)	Loans on nonaccrual                               -
III.C.1(b)	Accruing loans past due 90 days or more			     73,040
III.C.1(c)	Troubled debt restructuring                       -
III.C.2	   Potential problem loans                           -
IV.A.1	    Allowance for loan loss
		         beginning of period		                       2,083,347
IV.A.2	    Total chargeoffs		                              5,671
IV.A.3	    Total recoveries		                              6,056
IV.A.4  	  Allowance for loan loss
           end of period			                            2,084,432
IV.B.1	    Loan loss allowance allocated
           to domestic loans			                        2,084,432
IV.B.2	    Loan loss allowance allocated
           to foreign loans                                  -
IV.B.3	    Loan loss allowance - unallocated                 -