Form 10QSB
period 1999-06-30
TAYLOR CALVIN B BANKSHARES INC
filed 1999-08-10
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION
Washington,  DC  20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF 1934
	For the quarter ended June 30, 1999

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________
TO _________________

Commission File Number:  0001003986

CALVIN B. TAYLOR BANKSHARES, INC.
(Exact name of issuer as specified in its charter)

          Maryland          				            52-1948274
(State of incorporation)			(I.R.S. Employer Identification No.)

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

The registrant has 1,620,000 shares of common stock ($1.00 par) outstanding as of August 5, 1999.


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
Consolidated Statements of Condition



                                         (unaudited)
                                              June 30            December 31,
                                               1999                 1998
                          Assets
Cash and due from banks                  $   14,195,590       $   12,157,944
Federal funds sold                           20,573,712           33,337,435
Interest-bearing deposits                     1,128,000            1,228,000
Investment securities available for sale      3,076,614            2,997,137
Investment securities held to maturity
  (approximate fair value of $89,509,188
   and $80,848,955)                          89,690,963           80,275,711
Loans, less allowance for credit losses
  of $2,085,723 and $2,080,798              146,291,852          139,757,463
Premises and equipment                        5,383,692            5,530,566
Accrued interest income                       2,035,518            1,869,686
Deferred income taxes                           203,877               67,354
Other assets                                     85,298              241,954

                                          $ 282,665,116        $ 277,463,250


            Liabilities and Stockholders' Equity

Deposits
  Noninterest-bearing                    $   37,195,301      $   36,648,979
  Interest-bearing                          196,466,270         193,968,706
                                            233,661,571         230,617,685
Accrued interest payable                        404,503             456,133
Accrued income taxes                             69,344                 -
Other liabilities                                30,801              46,233
                                            234,166,219         231,120,051
Stockholders' equity
  Common stock, par value $1 per share
   authorized 2,000,000 shares, issued and
   outstanding 1,620,000 shares               1,620,000           1,620,000
  Capital surplus                            17,290,000          17,290,000
  Retained earnings                          29,298,522          26,954,680
                                             48,208,522          45,864,680
  Net unrealized gain on securities
   available for sale                           290,375             478,519

                                             48,498,897          46,343,199
                                          $ 282,665,116       $ 277,463,250

Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)



                         For the three months ended   For the six months ended
                                       June 30,                   June 30,
                                   1999         1998       1999          1998
Interest and dividend revenue
  Loans, including fees        $ 3,013,855 $ 3,177,912 $ 5,955,682 $ 6,263,820
  U.S. Treasury securities         953,156     795,453   1,854,349   1,571,232
  State and municipal securities   143,170     112,528     270,872     205,494
  Federal funds sold               281,054     263,722     601,186     605,470
  Deposits with banks               15,089      18,532      31,384      36,340
  Equity securities                  4,577       3,388       8,969       6,710
    Total interest and
         dividend revenue        4,410,901   4,371,535   8,722,442   8,689,066


Interest expense
  Deposit interest               1,407,424   1,520,731   2,899,710   3,015,970
  Other                                -           -           -           -
     Total interest expense      1,407,424   1,520,731   2,899,710   3,015,970

     Net interest income         3,003,477   2,850,804   5,822,732   5,673,096

Provision for credit losses          4,355         -         5,055         -
   Net interest income after
    provision for credit losses  2,999,122   2,850,804   5,817,677   5,673,096

Other operating revenue
  Service charges on deposit
      accounts                     193,480     179,637     366,249     322,369
  Miscellaneous revenue            100,172     105,075     153,795     159,845
   Total other operating revenue   293,652     284,712     520,044     482,214

Other expenses
  Salaries and employee benefits   761,557     786,077   1,486,459   1,476,539
  Occupancy                        105,810      91,389     209,837     207,673
  Furniture and equipment           90,795      67,230     212,637     218,523
  Other operating                  400,899     470,459     908,140     746,490
          Total other expenses   1,359,061   1,415,155   2,817,073   2,649,225


Income before income taxes       1,933,713   1,720,361   3,520,648   3,506,085
Income taxes                       633,883     586,888   1,176,806   1,218,936

Net income                  $    1,299,830 $ 1,133,473 $ 2,343,842 $ 2,287,149

Basic earnings per share
                               $      0.80  $     0.70 $      1.45 $      1.41

Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)



                                              For the six months ended
                                                       June 30
                                             1999                    1998
Cash flows from operating activities
  Interest received                    $      8,426,849      $     8,375,915
  Other revenue received                        481,633              482,213
  Cash paid for operating expenses           (2,510,240)          (2,451,127)
  Interest paid                              (2,951,340)          (2,996,008)
  Taxes paid                                   (953,588)          (1,244,901)
                                              2,493,314            2,166,092
Cash flows from investing activities
  Cash paid for premises, equipment,
  intangibles, and construction in
  progress                                     (134,198)            (446,434)
  Net customer loans repaid (advanced)       (6,539,444)             307,531
  Redemption of matured securities           19,635,000           22,190,000
  Investment in securities                  (29,324,635)         (27,189,963)
  Other real estate purchased at foreclosure        -
  Redemption of certificates, net of
   purchases                                    100,000              (99,000)
                                            (16,263,277)          (5,237,866)
Cash flows from financing activities
  Net change in time deposits              (137,679,222)           1,360,030
  Net change in other deposits              140,723,108            7,917,508
  Payment on capital lease                          -                (61,720)
  Dividends paid                                    -                    -
                                              3,043,886            9,215,818

Net increase (decrease) in cash             (10,726,077)           6,144,044
Cash and equivalents at beginning
  of period                                  45,495,379           29,358,862
Cash and equivalents at end of period   $    34,769,302  $        35,502,906


Reconciliation of net income to net
 cash provided from operating activities
  Net income                           $      2,343,842  $        2,287,149
  Adjustments
    Depreciation and amortization               155,015             198,003
    Charitable donation of property             128,806
    Loss on sale of securities                      -                   -
    Loss on disposal of equipment and software      -
    Deferred tax provision                          -                   -
    Provision for loan losses                     5,055                 -
    Security discount accretion, net of
     premium amortization                      (129,761)            (98,870)
    Decrease (increase) in accrued interest
      receivable and other assets               (11,925)           (218,720)
    Increase (decrease) in accrued interest
      payable and other liabilities               2,282              (1,470)
                                         $    2,493,314      $    2,166,092

Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Notes to Financial Statements



1.	Basis of Presentation

		The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and
Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included.  Operationg results of the six months ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the years ending December
31, 1999 and 1998.  For further information, refer to the financial statements and footnotes thereto for the Registrant's fiscal period ended December 31,
1998.

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

Financial Condition, Liquidity and Sources of Capital

	The major sources of liquidity of the Company arise from loan repayments, short-term investments, including federal funds sold, and an increase in core deposits. During the first quarter of the year, the Bank typically experiences a decline in deposits since these businesses are using their deposits to meet their cash flow needs. Generally, this situation reverses during the second quarter of the year as the businesses start repaying loans, and the Banks receive seasonal deposits from tourists and summer residents. Throughout the second and third quarters the Banks maintain a high liquidity level. Funds from seasonal deposits are invested in short-term U.S.
Treasury Bills and Federal Funds. Average liquid assets (cash and amounts due form banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 52.83% for the second quarter of 1999 compared to 54.42% for the first quarter of 1999 and 46.49% for the second quarter of 1998.

	At March 31, 1999, the Company's interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap, as a percentage of interest-earning assets, of 8.18%.
Generally asset-sensitivity indicates that assets reprice quicker than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. Both banks have classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management. The cumulative gap declined primarily due to the shift from demand loans to investment securities with longer terms while money market accounts, now accounts, and savings accounts, which are considered immediately repriceable, have increased.

	Tier one risk-based capital ratios of the Company as of June 30, 1999 and 1998 were 39.65% and 33.02%, respectively. Both are substantially in excess of regulatory minimum requirements.

Results and Plan of Operation

	Net income for the three months ended June 30, 1999, was $1,299,830 or $.80 per share compared to $1,133.473 or $.70 per share for the second quarter of
1998 which contributed to the year to date increase in net income of $56,693 from $2,287,149 or $1.41 per share in 1998 to $2,343,842 or $1.45 per share in 1999.

	Net income increased during the six months ended June 30, 1999, due to an increase in net interest income and a decrease in the consolidated income taxes.  These improvements were offset by an increase in other operating
expense.   During the first quarter of 1999, the Company made a charitable donation of property, with a book value of $128,806. The Delaware Bank was opened during the second quarter of 1998. As expected the new branch is not contributing to the net income of the Company. Typically new Banks are not profitable for their first couple of years of operation.

	The Company reviewed its consolidated loan portfolio and determined the allowance, at 1.41% of gross loans, was adequate as of June 30, 1999. At December 31, 1998, the allowance was 1.47% of gross loans. At March 31,
1999, there were no nonaccruing loans and less than .25% of the portfolio was delinquent ninety days or more.

	The Banks employed one hundred four full time equivalent employees as of June 30, 1999. The Maryland bank hires seasonal employees during the summer.
  The Company employs no employees outside those hired by the Banks.

  Net interest income of the company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease one hundred basis points, the Company would experience a decrease of net interest income of less than one percent if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans and deposits. This paragraph contains certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of the Private Litigation Securities Reform Act of 1995.

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

  The Banks also offer a full range of short- to medium-term commercial and personal loans. The Banks originate demand mortgage loans and real estate construction and acquistion loans. Loans originated to date are anticipated to be held in the portfolios of the originating Banks. Other bank services in-clude cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Company is associated with the MAC network of automatic teller machines that may be used by Bank customers throughout Maryland and other regions. The Banks offer MasterCard and VISA credit card services through a correspondent bank as an agent for the Banks.


Year 2000 Readiness Disclosure

   The following information is provided as a "Year 2000 Readiness Disclosure" in compliance with the Year 2000 Information and Readiness Disclosure Act of 1998.

  The Year 2000 issue relates to computer programs that use only two digits to indentify a year in the date field. Unless corrected, these programs could read the year 2000 as the year 1900, and likely would adversely affect any number of calculations that are made using the date field. Financial institutions are highly computerized organizations, and the Year 2000 issue represents a significant risk to the industry. The Company faces the same risks as the industry. The potential risk of any major loan or deposit system failure of the Year 2000 issue are that loan interest and balances could not be accurately calculated, billed and collected, and deposit interest and balances could not be accurately calculated and paid to customers. These failures could have a significant impact on the operations and liquidity of a financial institution.

	The Company adopted a Year 2000 Testing Strategy and Plan (the Plan) during
1998.  This Plan is consistent with the mandates and guidelines set forth by the FDIC and the FFIEC.  Within the Company, a committee of senior managers was formed to address this issue.  The management committee identified five major phases of a strategic plan: awareness, assessment, renovation, validation, and implementation.

	The awareness phase is a continuing effort to educate employees, customers, business partners, and vendors of the impact of the Year 2000 issue.  The effort is well under way through communication with the appropriate constituencies and training of all employees.

	During the initial assessment phase, which was completed April 30, 1998, a detailed listing was compiled of all hardware, software, equipment, and venders owned or used by the Company. All manufacturers, software providers, and vendors were requested to provide information regarding their Year 2000 readiness. On completion of this initial assessment phase, any hardware or software that was identified as Year 2000 non-compliant was slated for replacement or renovation.

	The validation phase consisted of testing all hardware and software for Year 2000 readiness. In November and December 1998, test transactions were processed to validate changes made to the core banking system of deposits and loans. The tests were a success, and no Year 2000 problems were indicated. All of the Company's ATM machines have been upgraded to be compliant with Year 2000 requirements. The validation and renovation of all systems was completed on May 26, 1999.

	Contingency planning for all mission critical functions was completed on June 15, 1999. Management's current estimate of the worst case scenario that may occur would be that the branches would function off-line for the time period immediately following year end 1999. This off-line processing would have minimal impact if the length of time that this condition existed were limited. To accommodate all branches, the bookkeeping department, located at the operations center, will have a complete trial balance of all accounts for all branches. The contingency plan was tested on May 12, 1999, and was successful. All branches operated without electricity, which included the computer systems, typewriters, and cash advance machines.

	During 1998, the Company incurred $44,898 of expense above the normal replacement costs, and has incurred $21,119 of expense to date in 1999 related to Year 2000 compliance. Management has allocated $30,000 for ongoing Year 2000 remediation costs that may occur between now and January, 2000. The Company does not track internal costs for personnel devoted to Year 2000 issues; however, two individual have spent significant time on the project, and many other individuals have spent numerous hours to ensure that the Company will be compliant.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part II Other Information


Item 1	Legal Proceedings
	Not applicable

Item 2	Changes in Securities
	Not applicable

Item 3	Defaults Upon Senior Securities
	Not applicable

Item 4	Submission of Matters to a Vote of Security Holders
The Company held its annual meeting on May 5, 1999, during which the items detailed in the proxy statement dated April 1, 1999, were approved. This includes the reelection of the Board of Directors.

Item 5	Other information
	Not applicable.

Item 6	Exhibits and Reports on Form 8-K
	a)	Exhibits
  2.  Proxy Statement dated April 1, 1999, is incorporated by reference.

	b)	Reports on Form 8-K
		There were no reports on Form 8-K filed for the quarter ended June 30, 1999.

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	Calvin B. Taylor Bankshares, Inc.



Date: August 9, 1999          By:    /s/  Reese F. Cropper, Jr.
		                                  Reese F. Cropper, Jr.
		                                  President and CEO



Date: August 9, 1999          By:     /s/  William H. Mitchell
	                                   	William H. Mitchell
		                                   Chief Financial Officer

Calvin B. Taylor Bankshares, Inc.
Financial Data Schedule


Item                                                June 30,
Number                                                1999

9-03(1)      Cash and due from banks               14,195,590
9-03(2)      Interest-bearing deposits              1,128,000
9-03(3)      Federal funds sold                    20,573,712
9-03(4)      Trading account assets
9-03(6)      Investment and mortgage-
             backed securities held for sale        3,076,614
9-03(6)      Investment and mortgage-
             backed securities held to maturity
              - carrying value                     89,690,963
9-03(6)      Investment and mortgage-
             backed securities held to maturity
             - market value                        89,509,188
9-03(7)      Loans                                148,377,575
9-03(7)(2)   Allowance for losses                   2,085,723
9-03(11)     Total assets                         282,665,116
9-03(12)     Deposits                             233,661,571
9-03(13)     Short-term borrowings                       -
9-03(15)     Other liabilities                        504,648
9-03(16)     Long-term debt
9-03(19)     Preferred stock - mandatory
                     redemption
9-03(20)     Preferred stock - no mandatory
                     redemption
9-03(21)     Common stock                           1,620,000
9-03(22)     Other stockholders' equity            46,878,897
9-03(23)     Total liabilities and
                stockholders' equity              282,665,116


Calvin B. Taylor Bankshares, Inc.
Financial Data Schedule
(continued)



                                                  Six Months Ended
Guide                                                June 30,
Number                                                1999

9-04(1)     Interest and fees on loans              5,955,682
9-04(2)     Interest and dividends on investments   2,134,190
9-04-(4)    Other interest income                     632,570
9-04-(5)    Total interest income                   8,722,442
9-04-(6)    Interest on deposits                    2,899,710
9-04-(9)    Total interest expense                  2,899,710
9-04-(10)   Net interest income                     5,822,732
9-04-(11)   Provision for loan losses                   5,055
9-04-(13)(h)Investment securities gains/(losses)          -
9-04-(14)   Other expenses                          2,817,073
9-04(15)    Income/loss before income tax           3,520,648
9-04(17)    Income/loss before extraordinary items  3,520,648
9-04(18)    Extraordinary items, less tax                 -
9-04(19)    Cumulative change in accounting
              principles                                  -
9-04(20)    Net income or loss                      2,343,842
9-04(21)    Earnings per share - basic                   1.45
9-04(21)    Earnings per share - diluted                 1.45
I.B.5       Net yield on interest earning assets         4.74 %
III.C.1(a)  Loans on nonaccrual                            -
III.C.1(b)  Accruing loans past due 90 days or more   363,621
III.C.1(c)  Troubled debt restructuring                   -
III.C.2     Potential problem loans                       -
IV.A.1      Allowance for loan loss -
                beginning of period                 2,083,347
IV.A.2      Total chargeoffs                           15,279
IV.A.3      Total recoveries                           12,600
IV.A.4      Allowance for loan loss -
                end of period                       2,085,723
IV.B.1      Loan loss allowance allocated
                to domestic loans                   2,085,723
IV.B.2      Loan loss allowance allocated
                to foreign loans                          -
IV.B.3      Loan loss allowance - unallocated             -