Form 10QSB
period 1999-09-30
TAYLOR CALVIN B BANKSHARES INC
filed 1999-11-15
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION
Washington,  DC  20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
	For the quarter ended September 30, 1999

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________
TO _________________

Commission File Number:  0001003986

CALVIN B. TAYLOR BANKSHARES, INC.
(Exact name of issuer as specified in its charter)

          Maryland          					                 52-1948274
(State of incorporation)					(I.R.S. Employer Identification No.)

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

The registrant has 1,620,000 shares of common stock ($1.00 par) outstanding as of November 4, 1999.


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
Consolidated Statements of Condition




                                      (unaudited)
                                      September 30             December 31,
                                         1999                     1998
                       Assets

Cash and due from banks             $    17,311,662         $   12,157,944
Federal funds sold                       21,052,364             33,337,435
Interest-bearing deposits                 1,033,000              1,228,000
Investment securities available
      for sale                            3,397,468              2,997,137
Investment securities held to maturity
(approximate fair value of $95,429,940
   and $80,848,955)                      95,678,491             80,275,711
Loans, less allowance for credit losses
  of $2,091,266 and $2,080,798          145,008,469            139,757,463
Premises and equipment                    5,618,829              5,530,566
Accrued interest income                   1,638,406              1,869,686
Deferred income taxes                       194,023                 67,354
Other assets                                 44,925                241,954
                                     $  290,977,637          $ 277,463,250


     Liabilities and Stockholders' Equity

Deposits
  Noninterest-bearing               $    40,172,520         $   36,648,979
  Interest-bearing                      200,945,838            193,968,706
                                        241,118,358            230,617,685
Accrued interest payable                    424,700                456,133
Notes payable                               250,000                     -
Accrued income taxes                         59,475                     -
Other liabilities                            47,350                 46,233
                                        241,899,883            231,120,051
Stockholders' equity
 Common stock, par value $1 per share
 authorized 2,000,000 shares, issued and
 outstanding 1,620,000 shares             1,620,000              1,620,000
  Capital surplus                        17,290,000             17,290,000
  Retained earnings                      29,890,556             26,954,680
                                         48,800,556             45,864,680
  Net unrealized gain on securities
   available for sale                       277,198                478,519
                                         49,077,754             46,343,199
                                     $  290,977,637          $ 277,463,250

Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)


                        For the three months ended   For the nine months ended
                                September 30,               September 30,
                              1999         1998         1999           1998
Interest and dividend revenue
  Loans, including fees   $ 3,033,919  $ 3,090,783  $  8,989,601  $  9,354,603
  U.S. Treasury securities  1,101,523      966,122     2,955,872     2,537,354
  State and municipal
    securities                135,660      139,461       406,532       344,955
  Federal funds sold          379,569      405,231       980,755     1,010,701
  Deposits with banks          15,219       17,265        46,603        53,605
  Equity securities             4,020        4,046        12,989        10,756
   Total interest and
    dividend revenue        4,669,910    4,622,908    13,392,352    13,311,974

Interest expense
  Deposit interest          1,439,279    1,660,900     4,338,989     4,676,870
  Other                            -            -             -             -
   Total interest expense   1,439,279    1,660,900     4,338,989     4,676,870

   Net interest income      3,230,631    2,962,008     9,053,363     8,635,104


Provision for credit losses     8,670        1,175        13,725         1,175
Net interest income after
provision for credit losses  3,221,961   2,960,833     9,039,638     8,633,929


Other operating revenue
 Service charges on
  deposit accounts            170,251      186,292       536,500       508,661
  Miscellaneous revenue       108,475      102,392       262,270       262,237
     Total other
      operating revenue       278,726      288,684       798,770       770,898

Other expenses
 Salaries and employee
    benefits                  705,864      703,773     2,192,323     2,180,312
  Occupancy                   196,124      175,148       405,961       382,821
  Furniture and equipment      72,018       78,954       284,655       297,477
  Other operating             387,033      328,244     1,295,173     1,074,734
   Total other expenses     1,361,039    1,286,119     4,178,112     3,935,344

Income before income taxes  2,139,648    1,963,398     5,660,296     5,469,483
Income taxes                  737,614      671,083     1,914,420     1,890,019

Net income               $  1,402,034 $  1,292,315  $  3,745,876  $  3,579,464

Basic earnings per share $       0.87 $       0.80  $       2.31  $       2.21

Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)


                                                For the nine months ended
                                                     September 30
                                                   1999                1998
Cash flows from operating activities
  Interest received                        $     13,392,800  $      13,353,423
  Other revenue received                            798,802            711,584
  Cash paid for operating expenses               (3,788,894)        (3,652,745)
  Interest paid                                  (4,357,433)        (4,625,667)
  Taxes paid                                     (1,701,102)        (1,810,687)
                                                  4,344,173          3,975,908
Cash flows from investing activities
  Cash paid for premises, equipment,
  intangibles, and construction in progress        (222,241)          (935,851)
  Net customer loans repaid (advanced)           (5,264,731)         3,344,834
  Redemption of matured securities               33,195,000         36,770,000
  Investment in securities                      (49,108,227)       (56,715,755)
  Other real estate sales proceeds                   39,000                -
  Redemption of certificates, net of purchases      195,000              1,000
                                                (21,166,199)       (17,535,772)
Cash flows from financing activities
  Net change in time deposits                     1,867,091          6,705,272
  Net change in other deposits                    8,633,582         18,033,921
  Payment on capital lease                              -              (61,720)
  Dividends paid                                   (810,000)                -
                                                  9,690,673         24,677,473


Net increase (decrease) in cash                  (7,131,353)        11,117,609
Cash and equivalents at beginning of period      45,495,379         29,358,682
Cash and equivalents at end of period $          38,364,026         40,476,291


Reconciliation of net income to net cash provided
  from operating activities
  Net income                          $            3,745,876         3,579,464
  Adjustments
    Depreciation and amortization                    259,295           286,196
    Charitable donation of property                  128,806
    Loss on sale of securities                           -                  -
    Loss on disposal of equipment and software           -
    Deferred tax provision                               (31)               -
    Provision for loan losses                         13,725             1,175
    Security discount accretion, net of
      premium amortization                          (217,843)         (206,214)
    Decrease (increase) in accrued interest
      receivable and other assets                    385,186           286,945
    Increase (decrease) in accrued interest
      payable and other liabilities                   29,159            28,342
                                      $            4,344,173  $      3,975,908

Noncash activites
  Building acquired by issuance of debt    $         250,000  $            -

Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Notes to Financial Statements



1.	Basis of Presentation

		The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and
Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included.  Operating results of the six months ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the years ending December
31, 1999 and 1998.  For further information, refer to the financial statements and footnotes thereto for the Registrant's fiscal period ended December 31,
1998.

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

Financial Condition, Liquidity and Sources of Capital

	The major sources of liquidity of the Company arise from loan repayments, short-term investments, including federal funds sold, and an increase in core deposits. During the first quarter of the year, the Bank typically experiences a decline in deposits since these businesses are using their deposits to meet their cash flow needs. Generally, this situation reverses during the second quarter of the year as the businesses start repaying loans, and the Banks receive seasonal deposits from tourists and summer residents. Throughout the second and third quarters the Banks maintain a high liquidity level. Funds from seasonal deposits are invested in short-term U.S. Treasury Bills and Federal Funds. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 58.29% for the third quarter of 1999 compared to 52.83% for the second quarter of 1999 and 55.17% for the third quarter of 1998.

	At September 30, 1999, the Company's interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap, as a percentage of interest-earning assets, of 10.14%.  Generally asset-
sensitivity indicates that assets reprice quicker than liabilities and in a rising rate environment net interest income typically increases.  Conversely, if interest rates decrease, net interest income would decline.  Both banks have classified its demand mortgage and commercial loans as immediately repriceable.  Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.  The cumulative gap declined primarily due to the shift from demand loans to investment securities with longer terms while money market accounts, now accounts, and savings accounts, which are considered immediately repriceable, have increased.


	Tier one risk-based capital ratios of the Company as of September 30, 1999 and 1998 were 38.00% and 36.73%, respectively. Both are substantially in excess of regulatory minimum requirements.

Results and Plan of Operation

	Net income for the three months ended September 30, 1999, was $1,402,034 or
$.87 per share compared to $1,292,315 or $.80 per share for the third quarter of 1998 which contributed to the year to date increase in net income of
$166,412 from $3,579,464 or $2.21 per share in 1998 to $3,745,876 or $2.31 per share in 1999.

	Net income increased during the nine months ended September 30, 1999, due primarily to an increase in net interest income. This improvement was offset
 by an increase in other operating expense.   During the first quarter of
1999, the Company made a charitable donation of property, with a book value of $128,806. The Delaware Bank was opened during the second quarter of 1998.
 As expected the new branch is not contributing to the net income of the Company. Typically new Banks are not profitable for their first couple of years of operation.

	The Company reviewed its consolidated loan portfolio and determined the allowance, at 1.42% of gross loans, was adequate as of September 30, 1999.
At December 31, 1998, the allowance was 1.47% of gross loans. At September
30, 1999, there were no nonaccruing loans and less than .10% of the portfolio was delinquent ninety days or more.

	The Banks employed ninety-seven full time equivalent employees as of September 30, 1999. The Company employs no employees outside those hired by the Banks.

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

	The Banks also offer a full range of short- to medium-term commercial and personal loans. The Banks originate demand mortgage loans and real estate construction and acquisition loans. Loans originated to date are anticipated to be held in the portfolios of the originating Banks. Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Company is associated with the MAC network of auto-mated teller machines that may be used by Bank customers throughout Maryland and other regions. The Banks offer MasterCard and VISA credit card services through a correspondent bank as an agent for the Banks.

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

	Contingency planning for all mission critical functions was completed on June 15, 1999. Management's current estimate of the worst case scenario that may occur would be that the branches would function off-line for the time period immediately following year end 1999. This off-line processing would have minimal impact if the length of time that this condition existed were limited. To accommodate all branches, the bookkeeping department, located at the operations center, will have a complete trial balance of all accounts for all branches. The contingency plan was tested on May 12, 1999 and on November 10, 1999, both were successful. All branches operated without electricity, which included the computer systems, typewriters, and cash advance machines.

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

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part II Other Information


Item 1	Legal Proceedings
	Not applicable

Item 2	Changes in Securities
	Not applicable

Item 3	Defaults Upon Senior Securities
	Not applicable

Item 4	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5	Other information
	Not applicable

Item 6	Exhibits and Reports on Form 8-K
	a)	Exhibits
    2.  Proxy Statement dated April 1, 1999, is incorporated by reference.

	b)	Reports on Form 8-K
		There were no reports on Form 8-K filed for the quarter ended September 30, 1999.

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
		                                        William H. Mitchell
		                                        Chief Financial Officer

Calvin B. Taylor Bankshares, Inc.




Financial Data Schedule





 Item                                              September 30,
Number                                                 1999

9-03(1)      Cash and due from banks                  17,311,662
9-03(2)      Interest-bearing deposits                 1,033,000
9-03(3)      Federal funds sold                       21,052,364
9-03(4)      Trading account assets
9-03(6)      Investment and mortgage-backed
             securities held for sale                  3,397,468
9-03(6)      Investment and mortgage-backed
             securities held to maturity -
             carrying value                           95,678,491
9-03(6)      Investment and mortgage-backed
             securities held to maturity -
             market value                             95,429,940
9-03(7)      Loans                                   147,099,735
9-03(7)(2)   Allowance for losses                      2,091,266
9-03(11)     Total assets                            290,977,637
9-03(12)     Deposits                                241,118,358
9-03(13)     Short-term borrowings                           -
9-03(15)     Other liabilities                           531,525
9-03(16)     Long-term debt
9-03(19)     Preferred stock - mandatory redemption
9-03(20)     Preferred stock - no mandatory redemption
9-03(21)     Common stock                              1,620,000
9-03(22)     Other stockholders' equity               47,457,754
9-03(23)     Total liabilities and stockholders'
                  equity                             290,977,637




Calvin B. Taylor Bankshares, Inc.
Financial Data Schedule
(continued)


                                                 Nine Months Ended
Guide                                              September 30,
Number                                                1999

9-04(1)   Interest and fees on loans                 8,989,601
9-04(2)   Interest and dividends on investments      3,375,393
9-04-(4)  Other interest income                      1,027,358
9-04-(5)  Total interest income                     13,392,352
9-04-(6)  Interest on deposits                       4,338,989
9-04-(9)  Total interest expense                     4,338,989
9-04-(10) Net interest income                        9,053,363
9-04-(11) Provision for loan losses                     13,725
9-04-(13)(h)Investment securities gains/(losses)            -
9-04-(14) Other expenses                             4,178,112
9-04(15)  Income/loss before income tax              5,660,296
9-04(17)  Income/loss before extraordinary items     5,660,296
9-04(18)  Extraordinary items, less tax                     -
9-04(19)  Cumulative change in accounting principles        -
9-04(20)  Net income or loss                         3,745,876
9-04(21)  Earnings per share - basic                      2.31
9-04(21)  Earnings per share - diluted                    2.31
I.B.5     Net yield on interest earning assets            4.64 %
III.C.1(a)Loans on nonaccrual                               -
III.C.1(b)Accruing loans past due 90 days or more       77,631
III.C.1(c)Troubled debt restructuring                       -
III.C.2   Potential problem loans                           -
IV.A.1    Allowance for loan loss -
            beginning of period                      2,083,347
IV.A.2    Total chargeoffs                              19,513
IV.A.3    Total recoveries                              13,707
IV.A.4    Allowance for loan loss - end of period    2,091,266
IV.B.1    Loan loss allowance allocated
           to domestic loans                         2,091,266
IV.B.2    Loan loss allowance allocated to
            foreign loans                                   -
IV.B.3    Loan loss allowance - unallocated                 -