Form 10KSB
period 1999-12-31
TAYLOR CALVIN B BANKSHARES INC
filed 2000-03-16
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
Form 10-KSB

(Mark One)
  x  	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

     	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 	[NO FEE REQUIRED]

For the transition period from         to

Commission File No. 33-99762

        CALVIN B. TAYLOR BANKSHARES, INC.
(Exact name of registrant as specified in its Charter)

Maryland               	                52-1948274
State or other jurisdiction	         (I.R.S. Employer
of incorporation or organization)	   Identification No.)

 P. O. Box 5, Berlin, Maryland   	          21811
(Address of principal executive offices)	   (Zip Code)

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

State small business issuer's revenues for its most recent fiscal year:
$19,044,903.

The aggregate market value of the Common Stock held by non-affiliates of the small business issuer on December 31, 1999, was $113,400,000. This calculation is based upon an estimation by the Company's Board of Directors of fair market value of the Common Stock of $70 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

On February 17, 2000, 1,620,000 shares of the small business issuer's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Company's Annual report to Shareholders for the year ended
December 31, 1999, is incorporated by reference in this Form 10-KSB in
Part II Item 5, Item 6, and Item 7. The Company's Proxy Statement for Annual Meeting of Shareholders to be held on May 3, 2000, is incorporated by reference in this Form 10-KSB in Part III, Item 9, Item 10, Item 11, and
Item 12.


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

PART I

Item 1.  Description of Business

General

Calvin B. Taylor Bankshares, Inc. (the "Company") was incorporated as a Maryland corporation on October 31, 1995. The Company owns all of the stock of two banks. The Maryland bank is a commercial bank incorporated under the laws of the State of Maryland on December 17, 1907. This bank operates 10 banking offices in Worcester County with the Bank's main office located in Berlin, Maryland. It is engaged in a general commercial and retail banking business serving individuals, businesses, and governmental units in Worcester County, Maryland and neighboring counties. The second bank was incorporated in Delaware in 1997 but opened late in the second quarter of 1998. This one-branch Delaware bank offers the same services as the Maryland bank.


	The Company's holding company structure can assist the banks in maintaining their required capital ratios because the Company may, subject to compliance with debt guidelines implemented by the Board of Governors of the Federal
Reserve System (the "Board of Governors" or the "Federal Reserve"), borrow money and contribute the proceeds to the banks as primary capital. The holding company structure also permits greater flexibility in issuing stock for cash, property, or services and in reorganization transactions.
Moreover, subject to certain regulatory limitations, a holding company can purchase shares of its own stock, which the banks may not do without regulatory approval.  A holding company may also engage in certain nonbanking activities which the Board of Governors has deemed to
be closely related to banking and proper incidents to the business of a bank holding company.  These activities include making or servicing loans and certain types of leases; performing certain data processing services;
acting as a fiduciary or investment or financial advisor; acting as a management consultant for other depository institutions; providing courier, appraisal, and consumer financial counseling services; providing tax planning and preparation services; providing check guaranty and collection agency services; engaging in limited real estate investment activities; underwriting
, brokering, and selling credit life and disability insurance; engaging in certain other limited insurance activities; providing discount brokerage services; underwriting and dealing in certain government
obligations and money market instruments and providing portfolio investment advice; acting as a futures commission merchant with respect to certain financial instrument transactions; providing foreign exchange advisory and transactional services; making investments in certain corporations for projects designed primarily to promote community welfare;
and owning and operating certain healthy savings and loans associations.
Although the Company has no present intention of engaging in any of these services, if circumstances should lead the Company's management to believe that there is a need for these services in the banks' marketing areas and that such activities could be profitably conducted, the management of the
Company would have the flexibility of commencing these activities upon filing notice thereof with the Board of Governors.




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

Banking Services

	The banks offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the banks' principal market areas at rates competitive to those offered in the area. In addition, the banks offer certain retirement account services, such as Individual Retirement Accounts
("IRAs"). All deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount allowed by law (generally, $100,000 per depositor subject to aggregation rules). The banks solicit these accounts from individuals, businesses, associations and organizations, and governmental authorities.

	The Company, through its banks, also offers a full range of short- to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Company also originates mortgage loans and real estate construction and acquisition loans. These lending activities are subject to a variety of lending limits imposed by state and federal law. Neither bank may make any loans to any director, officer, or employee (except for commercial loans to directors who are not officers or employees) unless the loans are approved by the Board of Directors of the bank. The Board of Directors must review any such loans every six months.

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

Employees

	As of December 31, 1999, the Banks employed 97 full-time equivalent employees. The Company's operations are conducted through the banks. Consequently, the Company does not have separate employees. None of the employees of the banks are represented by any collective bargaining unit. The banks consider their relations with their employees to be good.

SUPERVISION AND REGULATION

	The Company and the banks are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders.  The following is a brief summary of certain statutes, rules, and regulations affecting the Company and the banks.
  To the extent that the following summary describes statutory or regulatory provisions, it is
qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company.
Legislative changes and the policies of various regulatory authorities may affect the operations of the Company and the banks. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new feder federal or state legislation may have in the future.


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

The Banks

 General. The banks operate as state nonmember banking associations incorporated under the laws of the State of Maryland and the State of Delaware. They are subject to examination by the FDIC and the State Bank Commissioners. Deposits in the banks are insured by the FDIC up to maximum amount (generally $100,000 per depositor, subject to aggregation rules). The Commissioners and FDIC regulate or monitor all areas of the banks' operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuance's of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The FDIC requires the banks to maintain certain capital ratios and imposes limitations on each of the bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The banks are required by the FDIC and the Commissioner to prepare quarterly reports on the banks' financial condition.

  Under FDICIA, all insured institutions must undergo periodic on-site examinations by their appropriate banking agency. The cost of the examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and the state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition, or other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems, and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

 Newly chartered state nonmember banks, chartered within the past two years, and state nonmember banks and their holding companies which have undergone a change in control within the past two years or which have been deemed by the FDIC to be troubled institutions, must give 30 days notice to the FDIC or the Board of Governors before appointment of any executive officer or director. During the 30 days, the FDIC or Board of Governors may disapprove any such appointment.

 Transactions With Affiliates and Insiders. The banks are subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans and extensions of credit to, or investment in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In addition, most of these loans and certain other transactions must be secured in prescribed amounts.
The banks are also subject to Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain trans-actions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliate companies. The banks are subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral as those prevailing at the time for comparable transactions with third parties, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.


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

	Other Regulations. Interest and certain other charges collected or contracted for by the banks are subject to state usury laws and certain federal laws concerning interest rates. Loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank are also subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Deposit Insurance

	The deposits of the banks are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (BIF and SAIF) are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail.
The FDIC current premiums range from $.00 to $.31 per $100 in deposits.

	The assessment rate for each bank is currently $1,000 for each six-month period. In addition to the FDIC assessment, banks are required to pay an assessment to the Financing Corporation (FICO) to service the interest on its bond obligations. The insurance assessment will remain at $.00 to $.31 per $100 in deposits through June 2000. Any increase in deposit insurance premiums for the banks will increase the banks' cost of funds, and there can be no assurance that such costs can be passed on to the banks' customers.
The Banks are assessed an additional amount to service the interest on the bond obligations of the Financial Corporation.

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

	Under the guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which have a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

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

	FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories for compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1999, the Company and its banks were qualified as "well capitalized." See "Item 6. Management's Discussion and Analysis or Plan of Operation - Capital."

	Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of the regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

	These capital guidelines can affect the Company in several ways. If a bank begins to grow at a rapid pace, capital infusion may be needed to boost capital. This could impact the Company's ability to pay dividends.
The capital levels of the Company and its banks are more than adequate.
Rapid growth, deterioration of the loan portfolio performance, poor earnings or a combination of these factors could change the current capital positions.

	Effective January 1, 1997, the FDIC amended the risk-based capital guidelines to incorporate a measure for market risk to cover all positions located in an institution's trading account and foreign exchange or commodity positions. Banks and holding companies with significant exposure to market risk are required to measure the risk and hold capital commensurate with that risk. These guidelines have no effect on the banks or the holding company since the banks do not engage in, or plan to engage in, the activities of trading accounts, foreign exchange or commodity positions.

Recent Legislative Developments

	Periodically, the Federal and state legislatures consider bills with respect to the regulation of financial institutions. Some of these proposals could significantly change the regulation of banks and the financial services industry. The Company cannot predict if such proposals will be adopted or the affect to the Company.

Item 2. Description of Property

	The Company has eleven branch locations, all of which are owned by the Company. The locations are described as follows:

OFFICE			             LOCATION		                               Square Footage

Main Office, MD     24 North Main Street, Berlin, Maryland 21811		     6,500
East Berlin Office	 10524 Old Ocean City Boulevard, Berlin, MD 21811 		1,500
20th Street Office	 100 20th Street, Ocean City, Maryland 21842		      3,100
Ocean Pines Office 	11003 Cathell Road, Berlin, Maryland 21811		       2,420
Mid-Ocean City Office	9105 Coastal Highway, Ocean City, Maryland 21842	1,984
N. Ocean City Office 14200 Coastal Highway, Ocean City, Maryland 21842	2,545
W. Ocean City Office 9923 Golf Course Road, Ocean City, Maryland 21842	2,496
Route 13 Pocomoke Office	                     Pocomoke, Maryland 21851	3,240
South Pocomoke Office	121 Ames Plaza, Pocomoke, Maryland 21851		       1,715
Snow Hill Office	108 West Market Street, Snow Hill, Maryland 21863		   3,773
Main Office, Delaware	50 Atlantic Avenue, Ocean View, Delaware		       4,900

	The Berlin office is the centralized location for the Company and for all the Maryland branches; that is to say that all proof and bookkeeping is performed there. The Delaware office has its own proof and bookkeeping functions.

	Each branch has a manager that also serves as its loan officer, with exception of the East Berlin Office which does not have a loan officer.
All offices participate in normal day-to-day banking operations.

	Eight Maryland offices offer automated teller machines; all locations except the East Berlin and South Pocomoke Offices. The Delaware bank has an automated teller machine on-premise. The Company operates one automated teller machine which is located at a local hospital.




Item 3. Legal Proceedings

	There are no material pending legal proceedings to which the Company or the banks or any of their properties are subject.

Item 4. Submission of Matters to a Vote of Security  Holders

	There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of 1999.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

	The Company's Articles of Incorporation authorize it to issue up to 2,000,000 shares of the common stock.

	As of February 17, 2000, there were approximately 664 holders of record of the common stock and 3,240,000 shares of Common Stock issued and outstanding.
 There is no established public trading market in the stock, and there is no likelihood that a trading market will develop in the near future. The development of a trading market may be inhibited because a large portion of the Company's shares is held by insiders. Transactions in the common stock are infrequent and are negotiated privately between the persons involved in those transactions.

	All outstanding shares of common stock of the Company are entitled to share equally in dividends from funds legally available, when, as, and if
declared by the Board of Directors.   The Company paid dividends of $1.20
per share in 1999, and $.65 per share in 1998, after giving retroactive effect to the 1998 stock split effected in the form of a 100% stock dividend.
  During 1999, the Company paid a special mid-year cash dividend of $.50 per share which was not expected to be an annual event.

Item 6. Management's Discussion and Analysis or Plan of Operation

BUSINESS OF THE COMPANY

	Calvin B. Taylor Bankshares, Inc. (the "Company") was incorporated as a Maryland corporation on October 31, 1995, to become a bank holding company by acquiring all of the capital stock of Calvin B. Taylor Banking Company
(the "Maryland Bank"). The Maryland Bank was incorporated under the laws of the State of Maryland on December 17, 1907. The Maryland Bank was organized as a nonmember state bank under the laws of the State of Maryland. Calvin B. Taylor Bank of Delaware (the "DE Bank") was incorporated under the laws of Delaware on September 18, 1997. The DE Bank was organized as a nonmember state bank under the laws of the State of Delaware. Calvin B. Taylor Bankshares, Inc. acquired all of the capital stock of Calvin B. Taylor Bank of Delaware also. Both banks are engaged in a general commercial banking business, emphasizing in their marketing the Company's local management and ownership, from their main offices located in their primary service areas of Worcester County, Maryland and Sussex County, Delaware, and their neighboring counties. The banks offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. In addition, the banks offer certain retirement account services, such as Individual Retirement Accounts. The banks also offer a full range of short- to medium-term commercial and personal loans. The banks originate fixed rate mortgage loans and real estate construction and acquistion loans. These loans generally have a demand feature. Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein.

Overview

	Consolidated income of the Company is derived primarily from operations of the banks. The 1999 net income was $5,019,660, compared to 4,697,014 for 1998. The Company continued its history of above average earnings with a return on average equity of 10.47% and return on average assets of 1.78% for 1999, compared to returns of 10.54% and 1.78%, respectively for 1998.


Results of Operations

	The Company reported net income of $5,019,660, or $3.10 per share, for the year ended December 31, 1999, which was an increase of $322,646, or 6.87%, over the net income of $4,697,014, or $2.90 per share, for the year ended
December 31, 1998. The primary contribution to this increase is the $667,107 growth in net interest income, which was partially offset by $328,109 growth in operating expenses.

	Net interest income increased $667,107, or 5.77%, to $12,220,818 in 1999, from $11,553,711 in 1998. This increase in net interest income was the result of an increase in interest revenue of $144,401 while interest expense decreased by $522,706. Net interest income increased primarily because the yield on interest-bearing deposits decreased to 2.94% during 1999 from 3.43% in 1998. Growth in the security portfolio also contributed to the net interest income. The yield on interest-earning assets decreased to 6.97% in 1999, from 7.36% in 1998, while the combined yield on deposits and borrowed funds decreased to 2.47% from 2.89% for the same period.

	Noninterest income and noninterest expense increased by 4.93% and 6.17%, respectively during 1999, compared to 1998. Discussion of these items is presented later under their respective headings.

Net Interest Income

	The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balance of interest-earning assets and funding sources and the various rate spreads between the interest-earning assets and the Company's funding sources. The table "Average Balances, Income and Expenses, and Rates" which follows shows the Company's average volume of interest-earning assets and interest-bearing liabilities for 1999 and 1998, and related income/expense and yields. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities. The volume of interest-earning assets and interest-bearing liabilities is affected by the ability to manage the earning-asset portfolio (which includes loans), and the availability of particular sources of funds, such as noninterest bearing deposits. The table "Analysis of Changes in Net Interest Income" shows the amount of net interest income change from rate changes and from activity changes.

	The key performance measure for net interest income is the "net margin on interest-bearing assets," or net interest income divided by average interest-earning assets. The Company's net interest margin for 1999, was 4.77% compared to 4.80% for 1998. Because most of the loans of the banks are written with a demand feature, the income of the banks should not change dramatically as interest rates change. Management of the Company expects to maintain the net margin on interest-earning assets. The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loan and securities. Although such expectations are based on management's judgement, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management's expectations cannot be assured.

Average Balances, Interest, and Yields


                              For the Year Ended      For the Year Ended
                              December 31, 1999       December 31, 1998
                              Average  Interest Yield Average Interest Yield
                              balance                 balance
Assets
Federal funds sold and securities
sold under repurchase agreements 25119944 1261883 5.02% 26359775 1411818 5.36%
Interest bearing deposits         1135879   59892 5.27%  1248049   70757 5.67%
Investment securities:
U. S. Treasury                   70035826 3744040 5.35% 60151499 3468511 5.77%
U. S. Government Agency           5202345  311991 6.00%   272603   14923 5.47%
State and municipal              14684452  775402 5.28% 12353098  710258 5.75%
Other                              936104   26211 2.80%   351216   24076 6.86%
Total investment securities      90858727 4857644 5.35% 73128416 4217768 5.77%
Loans:
Commercial                       16466323 1328643 8.07% 14919040 1298811 8.71%
Mortgage                     125807308 10299329 8.19% 127295155 10585496 8.32%
Consumer                          5029127  480141 9.55%  5019523  512712 10.21%
Total loans                   147302758 12108113 8.22% 147233718 12397019 8.42%
Allowance for loan losses         2083668                2086253
Total loans, net of allowance 145219090 12108113 8.34% 145147465 12397019 8.54%
Total interest-earning assets 262333640 18287532 6.97% 245883705 18097362 7.36%
Noninterest-bearing cash        12929195       0        10887288        0
Premises and equipment           5537756       0         4584091        0
Other assets                     1898309       0         2112827        0
Total assets                  282698900 18287532       263467911 18097362
Interest-bearing Deposits
Savings and NOW                69549683  1410850 2.03%  60545046  1493594 2.47%
Money market and supernow      58167683  1331935 2.29%  57902148  1530457 2.64%
Other time                     68899821  3032241 4.40%  65020172  3277413 5.04%
Total interest-bearing deposits196617187 5775026 2.94% 183467366  6301464 3.43%
Borrowed funds                    122984    3732 3.03%     10822        0    0
Total interest-bearing liabilities196740171 5778758 2.94% 183478188 63014643.43%
Noninterest-bearing deposits    37290913       0        34675359        0
                               234031084 5778758 2.47% 218153547  6301464 2.89%
Other liabilities                 746991       0          748148        0
Stockholders' equity            47920825       0        44566216        0
Total liabilities and
stockholders' equity           282698900 5778758       263467911  6301464
Net interest spread                              4.03%                   3.93%
Net interest income             12508774                11795898
Net margin on interest-earning assets            4.77%                   4.80%
Interest on tax-exempt securities and dividends are reported on fully taxable equivalent basis.

Analysis of Changes in Net Interest Income
                              Year ended December 31,  Year ended December 31,
                              1999 compared with 1998  1998 compared with 1997
                                  variance due to           variance due to
                             Total    Rate    Volume    Total    Rate    Volume
Earning assets
Interest-bearing deposits   -10865    -4505   -6360      1360    1090     270
Federal funds sold         -149935   -83480  -66455    198779  -56708  255487
Investment securities:
U. S. Treasury              275529  -294797  570326    611574 -129016  740590
U. S. Government Agency     297068    27411  269657     14923       0   14923
State, county, and municipals 65144  -68909  134053      3730  -17572   21302
Other                         2135   -37988   40123      4076   -4130    8206
Loans:
Commercial                   29832  -104936  134768     26143   36351  -10208
Mortgage                   -286167  -162378 -123789   -426996  -74026 -352970
Consumer                    -32571   -33552     981      2212    1342     870
Total interest revenue      190170  -763134  953304    435801 -242669  678470
Interest-bearing liabilities
Savings and NOW deposits    -82744  -305159  222415    103598  -70580  174178
Money market and supernow  -198522  -205532    7010     33446  -45161   78607
Other time deposits        -245172  -440706  195534    198557   97038  101519
Other borrowed funds          3732     3732       0     -1820    -247   -1573
Total interest expense     -522706  -947665  424959    333781  -18950  352731
Net interest income         712876   184531  528345    102020 -223719  325739

Interest on tax-exempt securities, including dividends, are reported on fully taxable equivalent basis. The variance that is both rate/volume related is reported with the rate variance.

Composition of Loan Portfolio

Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $145,219,090 and $145,147,465 during 1999 and 1998, respectively, which constituted 55.36% and 59.03% of average interest-earning assets for the periods. A deposit ratio was 63.67% compared to 60.60% at December 31, 1998, while the 1999 average loans to average deposits were 62.08%. The Company extends loans primarily to customers located in and near Worcester County, Maryland and Sussex County, Delaware. There are no industry concentrations in the Company's loan portfolio. The Company does, however, have a substantial portion of its loans in real estate and its performance will be influenced by the real estate market in the region.

The following table sets forth the composition of the Company's loan portfolio as of December 31, 1999 and 1998, respectively.

                        Composition of Loan Portfolio
                                     December 31,
                                     1999                          1998
                                    Percent                      Percent
                          Amount    of total          Amount     of total
Commercial              17825019     11.57%          16253621      11.46%
Real estate            130378776     84.62%         118837336      83.78%
Construction              824071      0.53%           1795952       1.27%
Consumer                 5054669      3.28%           4950912       3.49%
      Total loans      154082535    100.00%         141837821     100.00%
Less allowance
for credit losses        2082031                      2080358

      Net loans        152000504                    139757463



	The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company's loan portfolio as of December 31, 1999.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates


                                      December 31, 1999

                                      Over one
                         One year     through       Over five
                          or less    five years       years         Total

Commercial               17825019         0             0         17825019
Real estate             130378776         0             0        130378776
Construction               824071         0             0           824071
Consumer                   311862   4258632        484175          5054669
      Total             149339728   4258632        484175        154082535

Fixed interest rate       6994937   4258632        484175         11737744
Variable interest
   rate (or demand)     142344791         0             0        142344791
      Total             149339728   4258632        484175        154082535


	As of December 31, 1999, $142,344,791 or 92.38%, of the total loans were either variable rate loans or loans written on demand.

	The Company has the following commitments, lines of credit, and letters of credit outstanding as of December 31, 1999 and 1998, respectively.



                                             1999                 1998

       Construction loans                  9486899              1470375
       Other loan commitments              4843120              6012019
       Standby letters of credit           1504241              1387865
                Total                     15834260              8870259


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

	The table "Allocation of Allowance for Loan Losses" which follows shows the specific allowance applied by loan type and also the general allowance included in the December 31, 1999 and 1998, allowance for loan losses.

	The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. As of December 31, 1999 and 1998, the respective allowance for loan losses were 1.35% and 1.47% of outstanding loans.

	The provision for loan losses was $5,745 in 1999, an increase of $4,570 from the $1,175 provision in 1998. The increased provision is the result of a $8,435 increase in net charge-offs for 1999, creating a net charge-off of $7,061. Outstanding loans increased 8.63% during the same period.

Allocation of Allowance for Loan Losses


                              1999                     1998

Commercial                   213549      10.26%       318138     15.29%
Real estate                  651894      31.31        698303     33.57
Construction                   4120        .20          2175      0.1
Consumer                     152313       7.31        151124      7.26
Commitments                       0          0             0      0
General                     1060155      50.92        910618     43.78
                Total       2082031     100.00%      2080358    100.00%






Allowance for Loan Losses

                                          1999                   1998

Balance at beginning of year            2080358                 2080798

Loan losses:
  Commercial                              13628                    2652
  Mortgages                                   0                       0
  Consumer                                 8256                   10453
         Total loan losses                21884                   13105

Recoveries on loans previously charged off
  Commercial                               6504                       0
  Consumer                                 8319                   14479
          Total loan recoveries           14823                   14479

Net loan losses                            7061                   -1374
Provision for loan losses
   charged to expense                      5745                    1175
Provision related to commitments           2989                   -2989
Balance at end of year                  2082031                 2080358

Allowance for loan losses to
 loans outstanding at end of year          1.35%                   1.47%


Net charge-offs to average loans           0.00%                   0.00%


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

	The Company had no nonperforming loans at December 31, 1999 or 1998.  Where real estate acquired by foreclosure and held for sale is included with nonperforming loans, the result comprises nonperforming assets.
Nonperforming assets at December 31, 1998, totaled $39,000.  Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful.  Management has identified no significant impaired loans as of December 31, 1999 or 1998.

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

		Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) were
55.60% of average deposits for 1999, compared to 51.17% for 1998.

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

		The interest rate sensitivity position at December 31, 1999, is presented in the table "Interest Sensitivity Analysis." The difference between rate-
sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table.  The Company was asset-sensitive for all time horizons. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline.
Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                    Interest Sensitivity Analysis

                                      December 31, 1999

                             After three
                     Within   but within     After one
                      Three     twelve       but within     After
                     Months     months      five years    five years   Total
Assets
Earning assets
Federal funds sold    15877383          0            0          0     15877383
Interest-bearing
  deposits              100000     689000       194000          0       983000
Investment securities 21002226   27745242     40701133    2582094     92030695
  Loans              149036842     302886      4258632     484175    154082535
Total earning assets 186016451   28737128     45153765    3066269    262973613

Liabilities

Interest-bearing
  liabilities
Money market         52985409           0            0          0     52985409
Savings and NOW
  deposits           76458281           0            0          0     76458281
Certificates $100,000
  and over            1394088     9356422      2067556          0     12818066
Certificates under
  $100,000           15285666    31277695     10749033          0     57312394
Total interest-bearing
  liabilities       146123444    40634117     12816589          0    199574150


Period gap           39893007   -11896989     32337176    3066269     63399463
Cumulative gap       39893007    27996018     60333194   63399463     63399463
Ratio of cumulative gap to
 total earning assets   15.17%      10.65        22.94%     24.11%       24.11






		The table "Investment Securities Maturity Distribution and Yields" shows that as of December 31, 1999, $48,747,468, or 52.97% of the investment debt securities mature in one year or less.  The funds invested in federal funds sold provide liquidity so the banks do not need a large portfolio of securities classified as "available-for-sale." Other sources of liquidity include letters of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks.  The total lines of credit available from correspondent banks at December 31, 1999, were $19,000,000.


           Investment Securities Maturity Distribution and Yields

         Investment Securities Maturity Distribution and Yields
                                December 31, 1999           December 31, 1998
                               Amount      Percent         Amount      Percent

U. S. Treasury securities
One year or less              43479940     5.29%          26331468       5.46%
Over one through five years   22986692     5.11%          38494930       5.41%
Over ten years                 2108760     7.29%           2480799       7.29%
Total U.S. Treasury
  securities                  68575392     5.29%          67307197       5.5%


U.S. Government Agencies
Over one through five years   10649787     6.08%           1000000       5.51%

State, county, and
  municipal securities
One year or less               5267528     3.56%           7080443       3.8%
Over one through five years    7064654     3.61            7368870       3.71
Over five through ten years     100671     3.71                  0         0
Over ten years                  372663     3.45%                 0         0%
Total state, county, and
  municipal securities        12805516     3.59%          14449313       5.16%


Total debt securities
One year or less              48747468     5.10%          33411911       5.11%
Over one through five years   40701133     5.10%          46863800       5.14%
Over five through ten years     100671     3.71                  0         0
Over ten years                 2481423     6.71%           2480799       7.29%
Total debt securities         92030695     5.15%          82756510       5.16%

Equity securities              1293336     3.72%            516338       8.03%

Total securities              93324031     5.13%          83272848       5.91%



           Deposits and Other Interest-Bearing Liabilities

	Average interest-bearing liabilities increased $13,261,983, or 7.23%, to $196,740,171 in 1999, from $183,478,188 in 1998. Average interest-bearing deposits  increased $13,149,821, or 7.17%, to  $196,617,187 in  1999, from $183,467,366 in 1998, while average demand deposits increased $2,615,554, or 7.54% to $37,290,913 in 1999, from $34,675,359 in 1998.
At December 31, 1999, total deposits were $238,725,852, compared to $230,617,685 at December 31, 1998, an increase of 3.52%.

	The following table sets forth the deposits of the Company by category as of December 31, 1999 and 1998, respectively.


                                              December 31,
                                       1999                  1998
                                 Amount     Percent of    Amount    Percent of
                                             deposits                deposits


Demand deposit accounts         39151702       16.40%     36648979      15.89%
NOW accounts                    41203474       17.26%     33925681      14.71%
Money market and
  Supernow accounts             52985409       22.19%     57683937      25.01%
Savings accounts                35254807       14.77%     32681102      14.17%
Time deposits less than
  $100,000                      57312394       24.01%     55080850      23.89%
Time deposits of $100,000
   or more                      12818066        5.37%     14597136       6.33%
           Total deposits      238725852      100.00%    230617685     100.00%

	Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits increased $9,887,237 during 1999. Deposits, and particularly core deposits, have been the Company's primary source of funding and have enabled the Company to meet both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future. The maturity distribution of the Company's time deposits over $100,000 at December 31, 1999, is shown in the following table.



              Maturities of Certificates of Deposit
           and Other Time Deposits of $100,000 or More

                                        December 31, 1999

                                             After six
                                  After three    through
                      Within three   through     twelve   After twelve
                        months       six months   months     months      Total
Certificates of deposit
  of $100,000 or more    1394088      3614631     5741791   2067556   12818066

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

Noninterest Income

	Noninterest income for 1999 was $1,045,327, compared to noninterest income in 1998 of $996,188, an increase of $49,139, or 4.93%. The "club" account, which was first offered in 1998, provided increased service charge revenues of approximately $45,000.

	The following table presents the principal components of noninterest income for the years ended December 31, 1999 and 1998, respectively.


                                Noninterest Income

                                                 1999              1998

Service charges on deposit accounts             724067            691945
Other noninterest revenue                       321260            304243
  Total noninterest income                     1045327            996188

Noninterest income as a percentage
  of average total assets                         0.37%             0.38%



Noninterest Expense

	Noninterest expense increased by $328,109, or 6.17%, from $5,319,503 in 1998 to $5,647,612 in 1999. Increased personnel costs were due to annual raises. The Company donated property with a book value of $128,806 to a municipality in Worcester County after relocating its branch. The Company did not incur the same level of costs associated with offering the "club" accounts, which were new in 1998, resulting in decreased expenses of $60,603.
  Stationery and supplies increased $43,200 as a result of relocating a branch, sending multiple notices about the potential year 2000 computer problem and from increased deposit accounts.

	The following table presents the principal components of noninterest expense for the years ended December 31, 1999 and 1998, respectively.

                                Noninterest Expense

                                                1999                 1998

Compensation and related expenses              3076309             3052536
Occupancy expense                               413073              351601
Furniture and equipment expense                 511037              483506
Amortization of intangible assets                19721                6064
Advertising                                     146341              141736
Business and product development                 57649              118252
Courier service                                  93968               78900
Deposit insurance                                37917               19499
Director fees                                    64120               71170
Dues, donations, and subscriptions               83105               64451
Donated real property                           128806                   0
Freight                                          57879               60697
Liability insurance                              64686               68460
Postage                                         155092              154295
Professional fees                                61538               82128
Stationery and supplies                         309727              266527
Telephone                                        82466               72682
Teller machine fees                             110791               84720
Miscellaneous                                   173387              142279
  Total noninterest expense                    5647612             5319503


Noninterest expense as a percentage
   of average total assets                       2.00%                2.02%

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






	At December 31, 1999, the Company and the banks exceeded their regulatory capital ratios, as set forth in the following table.

Analysis of Capital


                               1999                             1998
                     Req'd   Consol'd   MD      DE Consolidated  MD       DE
                   Minimums  Company   Bank    Bank   Company   Bank     Bank
Total risk-based
  capital ratio       8.0%    38.4%    35.0%   99.6%    38.4%   34.7%   349.0%
Tier I risk-based
  capital ratio       4.0%    37.1%    33.8%   99.3%    37.2%   37.2%   348.9%
Tier I leverage ratio 3.0%    17.5%    15.4%   30.8%    17.5%   14.8%    85.0%

Accounting Rule Changes

FASB Statement No. 135, Rescission of FASB Statement No. 75 and Technical Corrections, amends FASB Statement No. 35 Accounting and Reporting by Defined Benefit Plans, to exclude from its scope plans that are sponsored by and provide benefits for the employees of one or more state or local governments. The Statement is effective for financial statements issued for fiscal years ending after February 15, 1999. It will have no effect on the financial statements of the Company.

FASB Statement No. 136, Transfers of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others, is effective for fiscal years beginning after December 15, 1999. The Statement establishes standards for transactions in which a donor makes a contribution by transferring assets to a recipient organization that accepts the assets from the donor and agrees to use those assets on behalf of another entity that is specified by the donor. It will have no effect on the financial statements of the Company.

FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, delays the effective date of FASB Statement No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company's security portfolio has no derivative instruments. The implementation of this statement is expected to have minimal impact on the Company's financial statements.

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

Year 2000 Issues

	The Company spent considerable resources, primarily in time, to assess and remedy the Year 2000 issue (y2k) as it relates to the operation of the banks.
  No significant problems were encountered in January as a result of the year change. During 1999, the Company incurred $2,507 of expense, above the normal replacement costs, related to y2k compliance.





Item 7. Financial Statements

	In response to this Item, the information included on pages 2 through 23 of the Company's Annual Report to Shareholders for the year ended
December 31, 1999, is incorporated herein by reference.


PART III

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

	Not applicable.

Item 9. Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act

	In response to this item, the information included on pages 1 through 3 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2000, is incorporated herein by reference.

Item 10. Executive Compensation

	In response to this item, the information included on page 4 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2000, is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

	In response to this item, the information included on pages 4 through 5 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2000, is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

	In response to this item, the information included on pages 2 through 3 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2000, is incorporated herein by reference.


Item 13. Exhibits and Reports on Form 8-K

(a)	Exhibits

	3.1	Articles of Incorporation of the Company (incorporated by reference to
Exhibit 3.1 of Registration Statement Form S-4, File No. 33-99762).

	3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of
Registration Statement Form S-4, File No. 33-99762).

	13	Annual Report to Shareholders for the year ended December 31, 1999.

	21	Subsidiaries of the Company.

(b)	Reports on Form 8-K

		No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1999.


SIGNATURES

	In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   		CALVIN B. TAYLOR BANKSHARES, INC.
		                                   (Registrant)

Date:	 2/18/2000                   	By: /s/Reese F. Cropper, Jr.
                                       	Reese F. Cropper, Jr.
                                     			President and Chief Executive Officer

	In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	 2/18/2000                   	By:  /s/James R. Bergey, Jr.
                                         James R. Bergey, Jr.
			                                      Director

Date:	 2/18/2000                   	By:  /s/James R. Bergey, Sr.
                                         James R. Bergey, Sr.
                                        	Director

Date:	 2/18/2000                   	By:  /s/Richard L. Bunting
                                       		Richard L. Bunting
                                      			Director

Date:	 2/18/2000                   	By:  /s/John H. Burbage, Jr.
		                                      	John H. Burbage, Jr.
		                                      	Director

Date:	 2/18/2000                   	By:  /s/Reese F. Cropper, Jr.
			                                      Reese F. Cropper, Jr.
			                                      President, Chief Executive Officer
                                            and Director

Date:	 2/18/2000    	               By:  /s/Hale Harrison
			                                      Hale Harrison
                                      			Director

Date:	 2/18/2000                   	By:  /s/Gerald T. Mason
		                                      	Gerald T. Mason
			                                      Director

Date:	 2/18/2000                   	By:  /s/William H. Mitchell
	                                      		William H. Mitchell
			                                      Vice President and Director

Date:	 2/18/2000                   	By:  /s/Joseph E. Moore
		                                      	Joseph E. Moore
			                                      Director

Date:	 2/18/2000      	             By:  /s/Michael L Quillin
			                                      Michael L. Quillin
			                                      Director






EXHIBIT 13

ANNUAL REPORT TO SHAREHOLDERS
FOR THE YEAR ENDED DECEMBER 31, 1998


















Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Financial Statements

December 31, 1999









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










Report of Independent Auditors
The Board of Directors and Stockholders
Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Berlin, Maryland


	We have audited the accompanying consolidated balance sheets of Calvin B. Taylor Bankshares, Inc. and Subsidiaries as of December 31, 1999, 1998, and
1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calvin
B. Taylor Bankshares, Inc. and Subsidiaries as of December 31, 1999, 1998, and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





/s/Rowles and Company, LLP

Salisbury, Maryland
January 5, 2000





Calvin B. Taylor Bankshares, Inc.
and subsidiaries
Consolidated Balance Sheets

December 31,

                                           1999          1998           1997
Assets
Cash and due from banks                  18546576       12157944       9150979
Federal funds sold                       15877383       33337435      20207703
Interest-bearing deposits                  983000        1228000       1229000
Investment securities available for sale  3402096        2997137       2573450
Investment securities held to maturity
(approximate market value of $89,352,513,
$80,848,955, and $63,457,503)            89921935       80275711      63249260
Loans, less allowance for credit losses
of $2,082,031 $2,080,358,and $2,080,798 152000504      139757463     147190832
Premises and equipment                    5858928        5530566       4152389
Accrued interest income                   1928735        1869686       1790423
Intangible assets                          161579          10603        107476
Deferred income taxes                      222986          67354        104061
Other assets                                17076         231351        137039
                                        288920798      277463250     249892612
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing                      39151702       36648979      33093588
Interest-bearing                        199574150      193968706     173699610
                                        238725852      230617685     206793198
Accrued interest payable                   424042         456133        433344
Accrued income taxes                        56490              0         21527
Mortgage and capital lease obligations     246413              0         61720
Other liabilities                          247667          46233          5806
                                        239700464      231120051     207315595
Stockholders' equity
Common stock, par value $1 per share;
authorized 2,000,000 shares; issued
and outstanding 1,620,000 shares in
1999 and 1998, and 810,000 in 1997        1620000        1620000        810000
Additional paid in capital               17290000       17290000      17290000
Retained earnings                        30030340       26954680      24120666
                                         48940340       45864680      42220666
Accumulated other comprehensive income     279994         478519        356351
                                         49220334       46343199      42577017
                                        288920798      277463250     249892612

The accompanying notes are an integral part of these financial statements.

Calvin B. Taylor Bankshares, Inc.
and subsidiaries
Consolidated Statements of Income

Years Ended December 31,
                                            1999            1998         1997
Interest and dividend revenue
Loans, including fees                   12070649        12383846      12793350
U. S. Treasury and agency securities     4056031         3483434       2856937
State and municipal securities            531857          489430        486343
Federal funds sold and securities
purchased under agreements to resell     1261883         1411818       1213039
Time certificates of deposit               59892           70757         69397
Equity securities                          19264           15890         13200
Total interest and dividend revenue     17999576        17855175      17432266
Interest expense
Deposit interest                         5775026         6301464       5965863
Other                                       3732               0          1820
Total interest expense                   5778758         6301464       5967683
Net interest income                     12220818        11553711      11464583
Provision for credit losses                 5745            1175         50000
Net interest income after provision
for credit losses                       12215073        11552536      11414583
Other operating revenue
Service charges on deposit accounts       724067          691945        607647
Other noninterest revenue                 321260          304243        245631
Total other operating revenue            1045327          996188        853278
Other expenses
Salaries                                 2554963         2468954       2291375
Employee benefits                         521346          583582        466490
Occupancy                                 413073          351601        366170
Furniture and equipment                   511037          483506        450593
Other operating                          1647193         1431860       1065408
Total other expenses                     5647612         5319503       4640036
Income before income taxes and
cumulative effect of a change in
accounting method                        7612788         7229221       7627825
Income taxes                             2593128         2472274       2692922
Income before cumulative effect
of a change in accounting method         5019660         4756947       4934903
Cumulative effect of a change in
the method of accounting for
organization costs, net of taxes of $30,875    0          -59933             0
Net income                               5019660         4697014       4934903
Earnings per common share
Income before cumulative effect of a
change in accounting method                 3.10            2.94          3.05
Cumulative effect of a change in the
method of accounting for organization
costs, net of taxes                            0           -0.04             0
Earnings per common share                   3.10            2.90          3.05

The accompanying notes are an integral part of these financial statements.

Calvin B. Taylor Bankshares, Inc. and subsidiaries
Statements of Changes in Stockholders' Equity

                                                               Accumulated
                                                               other
                              Common stock           Undivided compreh Compreh
                            Shares Par value Surplus profits   income  income
Balance, December 31,1996   810000   810000 17290000 21372763  226310
Net income                       0        0        0  4934903       0  4934903
Unrealized gain on investment
securities available for sale
net of income taxes              0        0        0        0  130041   130041
Comprehensive income                                                   5064944
Cash dividend, $1.35 per share   0        0        0 -2187000       0
Balance, December 31, 1997  810000   810000 17290000 24120666  356351
Net income                       0        0        0  4697014       0  4697014
Stock split effected in the
form of a 100% stock div    810000   810000        0  -810000       0
Unrealized gain on investment
securities available for sale
net of income taxes              0        0        0        0  122168   122168
Comprehensive income                                                   4819182
Cash dividend, $.65 per share    0        0        0 -1053000       0
Balance, December 31, 1998 1620000  1620000 17290000 26954680  478519
Net income                       0        0        0  5019660       0  5019660
Unrealized gain on investment
securities available for sale
net of income taxes              0        0        0        0 -198525  -198525
Comprehensive income                                                   4821135
Cash dividend, $1.20 per share   0        0        0  1944000       0
Balance, December 31, 1999 1620000  1620000 17290000 30030340  279994

The accompanying notes are an integral part of these financial statements.

Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Consolidated Statements of Cash Flows
                                           Years Ended December 31,
                                                       1999      1998     1997
Cash flows from operating activities
Interest received                                  17649136  17484837  6835399
Fees and commissions received                       1029416    996155   856139
Interest paid                                      -5810849  -6312142 -5962790
Cash paid to suppliers and employees               -4864057  -4932100 -4297300
Income taxes paid                                  -2413486  -2556102 -2885011
                                                    5590160   4680648  4546437
Cash flows from investing activities
Proceeds from maturities of investment securities 39025000 45815000 33192000 Purchase of investment securities held to maturity-49108227 -62741560-33399142 Certificates of deposits purchased, net of maturities245000 1000 194000
Loans made, net of principal collected            -12248786   7435183  1818828
Sale (purchase) of foreclosed real estate             39000    -39000        0
Purchases of and deposits on premises, equipment,
software, and other intangibles                     -776547  -1724341 -1039865
Proceeds from sale of equipment                        2400         0        0
                                                  -22822160 -11253718   765821
Cash flows from financing activities
Net increase (decrease) in
Time deposits                                        452474   6675598 -1673740
Other deposits                                      7655693  17148889  4169132
Payments on capital lease and mortgage obligations    -3587    -61720   -64891
Dividends paid                                     -1944000  -1053000 -2187000
                                                    6160580  22709767   243501
Net increase (decr) in cash and cash equivalents -11071420 16136697 5555759 Cash and cash equivalents at beginning of year 45495379 29358682 23802923
Cash and cash equivalents at end of year           34423959  45495379 29358682

The accompanying notes are an integral part of these financial statements.

Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Consolidated Statements of Cash Flows
(Continued)

                                                    Years Ended December 31,
                                                      1999       1998     1997
Reconciliation of net income to net cash provided by
operating activities
Net income                                         5019660    4697014  4934903
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization                       418403     437177   347663
Provision for credit losses                           5745       1175    50000
Deferred income taxesn                              -30721     -40160   -31560
Amortization of premiums and accretion of discounts,
net                                                -291392    -324542  -433063
Charitable donation of property                     128806          0        0
(Gain) loss on disposition of assets                 -2400       5860        0
Decrease (increase) in
Accrued interest receivable                         -59049     -79263  -163804
Other assets                                        175275     -55313  -100904
Increase (decrease) in
Accrued interest payable                            -32091      22789     4893
Accrued income taxes                                 56490     -21527   -59670
Other liabilities                                   201434      37438    -2021
                                                   5590160    4680648  4546437
Noncash Activity
Property acquired by issuance of debt               250000          0        0

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

	Loans and allowance for credit losses
		Loans are stated at face value less the allowance for credit losses.
Interest on loans is credited to income based on the principal amounts outstanding.  The accrual of interest is discontinued when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full.

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

	Per share data
		Earnings per common share and dividends per common share are determined by dividing net income and dividends by the 1,620,000 shares outstanding, giving retroactive effect to the stock dividend distributed.




Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

 2.	Cash and Due From Banks

		The Company normally carries balances with other banks that exceed the federally insured limit.  The average balances carried in excess of the limit, including unsecured federal funds sold to the same banks, were
$25,041,212 for 1999, $26,371,278 for 1998, and $21,777,954 for 1997.

		Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances. The Company's normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

 3.	Investment Securities

		Investment securities are summarized as follows:


                                  Amortized Unrealized Unrealized  Market
                                     cost     gains      losses    value
December 31, 1999
Available for sale
  U.S. Treasury                    1993463    115297           0    2108760
  Equity                            952467    346869        6000    1293336
                                   2945930    462166        6000    3402096

Held to maturity
  U.S. Treasury                   66466632      7153      386382   66087403
  U.S. Government agency
    obligations                   10649787         0      119085   10530702
  State and municipal             12805516       785       71893   12734408
                                  89921935      7938      577360   89352513

December 31, 1998
Available for sale
  U.S. Treasury                    1993174    487625           0    2480799
  Equity                            224363    291975           0     516338
                                   2217537    779600           0    2997137

Held to maturity
  U.S. Treasury                   64826398    504666       14311   65316753
  U.S. Government agency
    obligations                    1000000       157         469     999688
  State and municipal             14449313     87156        3955   14532514
                                  80275711    591979       18735   80848955

December 31, 1997
Available for sale
  U.S. Treasury                    1992885    317115           0    2310000
  Equity                                 0    263450           0     263450
                                   1992885    580565           0    2573450

Held to maturity
  U.S. Treasury                   53890145    175832        3052   54062925
  State and municipal              9359115     40321        4858    9394578
                                  63249260    216153        7910   63457503

Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

 3.	Investment Securities (Continued)

		The amortized cost and estimated market value of debt securities, by contractual maturity and the amount of pledged securities, follow.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                       December 31, 1999 December 31, 1998 December 31, 1997 Amortized Market Amortized Market Amortized Market
                          cost     value    cost      value    cost      value


Available for sale due
  After ten years      1993463   2108760   1993174   2480799  1992885   2310000


Held to maturity due
  In one year
   or less            49004373  48908330  33406599  33531104 40640738  40725433

 After one year
through five years    40917562  40444183  46869112  47317851 22608522  22732070

                      89921935  89352513  80275711  80848955 63249260  63457503

Pledged securities     4592597   4562493   5094242   5150876  5494785   5531876

		Investments are pledged to secure deposits of federal and local governments.








Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

 4.	Loans and Allowance for Credit Losses

		Major classifications of loans are as follows:



                                      1999            1998            1997

Demand and time                     17825019        16253621        13237003
Mortgage                           130378776       118837336       129549396
Construction                          824071         1795952         1372853
Installment                          5054669         4950912         5112378
                                   154082535       141837821       149271630
Allowance for credit losses          2082031         2080358         2080798
Loans, net                         152000504       139757463       147190832

		The rate repricing distribution of the loan portfolio follows:


Immediately                        149036842       136750569       144169000
Within one year                       302886          522434          427141
Over one to five years               4258632         4223521         4122176
Over five years                       484175          341297          553313
                                   154082535       141837821       149271630

		Outstanding loan commitments and letters of credit are as follows:

Loan commitments
  Construction and
     land development                9486899         1470375         2616516
  Other                              4843120         6012019         1981942
                                    14330019         7482394         4598458

Standby letters of credit
  Secured by deposits                1380593         1200650         1021080
  Other                               123648          187215           98000
                                     1504241         1387865         1119080












Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

 4.	Loans and Allowance for Credit Losses (Continued)

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

		Transactions in the allowance for credit losses were as follows:



                                            1999        1998         1997

Beginning balance                         2086336      2080798      2040475
Provision charged to operations              5745         1175        50000
Recoveries                                  14823        14479         8878
                                          2106904      2096452      2099353
Loans charged off                           21884        13105        18555
                                          2085020      2083347      2080798
Change in allowance related
   to loan commitments                       2989        -2989            0
Ending balance                            2082031      2086336      2080798

		Amounts past due 90 days or more, and still accruing interest, and nonaccrual loans are as follows:


                    December 31, 1999   December 31, 1998   December 31, 1997
                   Past due Nonaccrual Past due Nonaccrual Past due Nonaccrual

Demand and time      50371        0     303500          0    1645           0
Mortgage                 0        0     194622          0  201047           0
Installment           1346        0       6887          0   12671           0
                     51717        0     505009          0  215363           0

Interest not accrued
on nonaccrual loans               0                     0                   0

	Management has identified no impaired loans at December 31, 1999, 1998, and 1997.



Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

 5.	Intangibles

		A summary of intangible assets and the related amortization is as follows:


                         Estimated useful       1999       1998        1997
                                  life

Computer software           3 - 5 years        330086     159388     159388
Other acquisition costs     3 - 25 years            0       1718       1718
Organization costs              5 years             0          0     110831
                                               330086     161106     271937
Accumulated amortization                       168507     150503     164461
Net intangible assets                          161579      10603     107476

Amortization expense                            19721      96873      18249

		As a result of adopting Statement of Position 98-5, Reporting on the
Costs of Start-up Activities, during 1998 the Company wrote off organization costs totaling $90,808.

 6.	Premises and Equipment

		A summary of premises and equipment and the related depreciation is as follows:



                           Estimated useful     1999      1998       1997
                                 life

Land                                          1891950     2506475   1882545
Premises                      5-50 years      4602879     4253722   3451955
Furniture and equipment       5-40 years      3678167     2875819   2294630
Property held under
   capital lease                5 years             0           0    329303
                                             10172996     9636016   7958433
Accumulated depreciation                      4314068     4105450   3806044

Net premises and equipment                    5858928     5530566   4152389

Depreciation expense                           398682      340304    329414

		The Company leased data processing equipment under a capital lease that expired in 1998.  The interest rate on the capital lease was imputed based on the Company's incremental borrowing rate at the inception of the lease.

	Real estate with an original cost of $250,000 is pledged to secure a note payable with a balance of $246,413 as of December 31, 1999.






Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

 7.	Deposits

		Major classifications of interest-bearing deposits are as follows:



                                     1999           1998           1997

Money market and Supernow          52985409       57683937       55482239
Savings and NOW                    76458281       66606783       55214983
Other time                         70130460       69677986       63002388
                                  199574150      193968706      173699610

		Included in other time deposits are certificates of deposit of $100,000 or more with the following maturities:


Three months or less                1394088        3962747        1490525
Over three through twelve months    9356422        9453247        5653695
Over one through five years         2067556        1181142        1203917
                                   12818066       14597136        8348137

 8.	Mortgage Obligation

		The Company purchased real estate, financing 100% of the purchase price.
The 6% mortgage has a final maturity of September, 2011.

		Maturities of this mortgage are as follows:


                         2000                   14896
                         2001                   15815
                         2002                   16790
                         2003                   17826
                         2004                   18925
      Remaining years                          162161
                                               246413






Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

 9.	Other Operating Expenses

		The components of other operating expenses follow:



                                        1999           1998            1997

Amortization of intangible assets       19721          6064           18249
Advertising                            146341        141736          117356
Business and product development        57649        118252           14000
Courier service                         93968         78900           66615
Deposit insurance                       37917         19499           31666
Director fees                           64120         71170           64352
Dues, donations, and subscriptions      83105         64451           58658
Donated real property                  128806             0               0
Freight                                 57879         60697           47145
Liability insurance                     64686         68460           56172
Postage                                155092        154295          150210
Professional fees                       61538         82128           63194
Stationery and supplies                309727        266527          163105
Telephone                               82466         72682           61145
ATM fees                               110791         84720           65207
Miscellaneous                          173387        142279           88334
                                      1647193       1431860         1065408

10.	Income Taxes

		The components of income tax expense, including taxes related to the change in accounting method for origination costs, are as follows:


                                        1999            1998           1997


Current
  Federal                             2369389          2218578      2346813
  State                                254460           262981       377669
                                      2623849          2481559      2724482
Deferred                               -30721           -40160       -31560
                                      2593128          2441399      2692922











Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

10.	Income Taxes (Continued)

		The components of the deferred tax benefit are as follows:



                                      1999           1998           1997

Provision for credit losses           243            -400          -15574
Pension expense                    -13973               0            1795
Depreciation                       -35808           -7511          -16247
Discount accretion                   2795          -12412           11470
Health insurance premium deposits    8486            4837          -13350
Organization costs                   7536          -24674               0
Nonaccrual loans                        0               0             346
                                   -30721          -40160          -31560

		The components of the net deferred tax assets are as follows:


Deferred tax asset
  Allowance for credit losses      562530          562773          562373
  Health insurance premium deposits    27            8513           13350
  Organization costs                17138           24674               0
                                   579695          595960          575723

Deferred tax liabilities
  Depreciation                     168963          204771          212282
  Pension                               0           13973           13973
  Discount accretion                11576            8781           21193
  Unrealized gain on
   securities available for sale   176170          301081          224214
                                   356709          528606          471662
                                   222986           67354          104061

		A reconciliation of the provision for taxes on income from the statutory federal income tax rates to the effective income tax rates follows:


                                       1999         1998         1997

Statutory federal income tax rate        34%          34%         34%
Increase (decrease) in tax rate
   resulting from
  Tax-exempt income                      -2         -2.2        -1.9
  State income taxes net of
      federal income tax benefit        2.1          2.4         3.2
                                       34.1%        34.2%       35.3%







Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

11.	Lease Commitments

		The Company leases the land on which the Route 50 branch is located and the branch office in South Pocomoke.  Lease obligations will require payments as follows:



                                              Minimum
                          Period               rentals

                           2000                28162
                           2001                28162
                           2002                28162
                           2003                15000
                           2004                15000
                      Remaining years          70000
                                              184486



		The Route 50 lease expires August 31, 2009.

		The South Pocomoke lease provides for an increase in rent every five years based on the consumer price index.  The lease expires January 1, 2003.  All costs associated with the properties, including real estate taxes, are obligations of the Company.

12.	Profit Sharing and Pension Plans

		In 1999, the Company adopted a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all of the employees and allows discretionary Company contributions.  The Board of Directors approved contributions of 3% of employee salaries and an additional matching of 50% of employee contributions to a maximum of 6% of the employee wages.

		The Company terminated its defined benefit pension plan during 1999.  The plan covered substantially all of the employees.  Benefits were based on years of service and the employee's average rate of earnings for the final five full years before retirement.  The total cost of the pension and profit sharing plans for 1999, 1998, and 1997 were $155,869, $115,840, and $101,953, respectively.







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



                     December 31, 1999 December 31, 1998 December 31, 1997 Carrying Fair Carrying Fair Carrying Fair
                      amount     value    amount     value     amount    value

Financial assets
 Cash and due from
    banks            18546576  18660884  12157944  12284957   9150979  9263907
 Federal funds sold  15877383  15877383  33337435  33337435  20207703 20207703
 Interest-bearing
   deposits            983000    979200   1228000   1236676   1229000  1238186
 Investment
 securities (total)  93324031  92754609  83272848  83846092  65822710 66030953
  Loans, net       152000504 151961767 139757463 139771766 147190832 146996644
 Accrued interest
    receivable        1928735   1928735   1869686   1869686   1790423  1790423


Financial liabilities
Noninterest-bearing
  deposits           39151702  39151702  36648979  36648979  33093588 33093588
Interest-bearing
  deposits         199574150 199607450 193968706 194296343 173699610 173776507
Capital lease and
 mortgage
 obligations          246413    246413         0         0     61720     61720
Accrued interest
 payable              424042    424042    456133    456133    433344    433344

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

		The fair value of interest-bearing checking, savings, and money market deposit accounts is equal to the carrying amount.  The fair value of fixed-
rate time deposits is estimated based on interest rates currently offered for deposits of similar remaining maturities.

		It is not practicable to estimate the fair value of outstanding loan commitments, unused lines, and letters of credit.

14.	Related Party Transactions

		The executive officers and directors of the Company enter into loan transactions with the Bank in the ordinary course of business.  The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions.



                                     1999          1998          1997

Beginning balance                   8641536       9466973      9482547
Advances                            3095000       3034421      2651499
                                   11736536      12501394     12134046
Repayments                          1624714       3836363      2667073
Other changes                        880794         23495            0
Ending balance                      9231028       8641536      9466973

		The Company obtains legal services from a law firm in which one of the principal attorneys is also a member of the Board of Directors.  Fees charged for these services are at similar rates charged by unrelated law firms for similar legal work.  Amounts paid to this related party totaled
$3,746 and $4,374 during the years ended December 31, 1999 and 1997.

15.	Lines of Credit

		The Company has available lines of credit, including overnight federal funds, reverse repurchase agreements and letters of credit, totaling
$19,000,000, as of December 31, 1999, and $15,000,000 as of December 31,
1998 and 1997.







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



                                             Minimum            To be well
                            Actual         capital adequacy     capitalized
(in thousands)              Amount  Ratio   Amount    Ratio    Amount    Ratio

December 31, 1999

Total capital
(to risk-weighted assets)   50589    38.4%   10520    8.0%      13150    10.0%
Tier 1 capital
(to risk-weighted assets)   48940    37.1%    5260    4.0%       7890     6.0%
Tier 1 capital
(to average fourth
   quarter assets)          48940    17.5%   11691    4.0%      14614     5.0%


December 31, 1998
Total capital
(to risk-weighted assets)  47413     38.4%    9873   8.0%      12342     10.0%
Tier 1 capital
(to risk-weighted assets)  45864     37.2%    4937   4.0%       7405      6.0%
Tier 1 capital
(to average assets)        45864     17.5%   10513   4.0%      13142      5.0%


December 31, 1997
Total capital
(to risk-weighted assets)  43741    36.2%     9680   8.0%     12100      10.0%
Tier 1 capital
(to risk-weighted assets)  42221    34.9%     4840   4.0%      7260       6.0%
Tier 1 capital
(to average assets)        42221    16.7%    10090   4.0%     12612       5.0%

		Tier 1 capital consists of capital stock, additional paid in capital, and retained earnings.  Total capital includes a limited amount of the allowance for credit losses.  In calculating risk-weighted assets, specific risk percentages are applied to each category of asset and off-balance sheet items.

		Failure to meet the capital requirements could affect the Company's ability to pay dividends and accept deposits, and may significantly affect the operations of the Company.





Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

17.	Parent Company Financial Information

		The Parent Only information for Calvin B. Taylor Bankshares, Inc. follows:



                                                  December 31,
Balance Sheets                           1999          1998            1997
                   Assets
Cash and due from banks                 151751         57056          255797
Interest-bearing deposits               100000        500000          500000
Securities available for sale          1293336        516338          263450
Investment in subsidiary banks        46061690      43609263        40598524
Premises and equipment                 1639139       1668338          874125
Organization costs                           0             0           90808
Other assets                             18241          8721            2597
           Total assets               49264157      46359716        42585301

      Liabilities and Stockholders' Equity

Liabilities
  Deferred income taxes                 43823          16517            8284
Stockholders' equity
 Common stock, par value $1.00
 per share; authorized 2,000,000
 shares; issued and outstanding
 1,620,000 in 1999 and 1998, and
  810,000 in 1997                    1620000        1620000           810000
Additional paid-in capital          17290000       17290000         17290000
Retained earnings                   30030340       26954680         24120666
Accumulated other comprehensive
 income                               279994         478519           356351
   Total stockholders' equity       49220334       46343199         42577017
   Total liabilities and
        stockholders' equity        49264157       46359716         42585301



Statements of Income                        Years Ended December 31,
                                      1999            1998            1997

Interest revenue                      10240           33467           30586
Dividend revenue                      19264           15890           13200
Dividends from subsidiaries         2344000         1803000         5929000
Equity in undistributed
  income of subsidiaries            2680964         2906079        -1001768
Rental income                          2925            2700            1575
                                    5057393         4761136         4972593
Expenses
  Occupancy                           31570            8027            4476
  Furniture and equipment              3423            2280            2616
  Other                               12418           65760           31406
                                      47411           76067           38498
Income before income taxes          5009982         4685069         4934095
Income taxes (benefit)                -9678          -11945            -808
Net income                          5019660         4697014         4934903




Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

17.	Parent Company Financial Information (Continued)



                                                 Years Ended December 31,
Statements of Cash Flows                  1999          1998            1997
Cash flows from operating activities
  Interest and dividends received        2375011       1852499       5728997
  Rental payments received                  2925          2700          1575
  Cash paid for operating expenses        -18211        -35660        -27340
  Income taxes refunded                     7074           808          3162
                                         2366799       1820347       5706394
Cash flows from investing activities
  Organization costs                           0             0        -58912
  Organization costs reimbursed                0         58912             0
  Purchase of premises and equipment           0       -800637       -614660
  Investment in new subsidiary                 0             0      -3000000
  Purchase of equity securities          -728104       -224363             0
  Purchase of certificate of deposit           0             0       -500000
  Redemption of certificate of deposit    400000             0             0
                                         -328104       -966088      -4173572

Cash flows from financing activities
  Dividends paid                        -1944000      -1053000      -2187000
Net increase (decrease) in cash            94695       -198741       -654178

Cash and equivalents at beginning of year  57056        255797        909975
Cash and equivalents at end of year       151751         57056        255797


Reconciliation of net income to net cash
provided by operating activities
    Net income                          5019660        4697014      4934903
Adjustments to reconcile net
    income to net cash used in
    operating activities
Undistributed net income
       of subsidiary                  -2680964        -2906079     1001768
Noncash distribution from subsidiary         0               0     -242000
Amortization and depreciation            29200           38320       13121
Increase (decrease) in deferred
  income taxes and other liabilities      8423           -2784       -1963
Decrease (increase) in other assets      -9520           -6124         565
                                       2366799         1820347     5706394









Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

18.	Quarterly Results of Operations (Unaudited)



                                           Three months ended
                         December 31,   September 30,   June 30,    March 31,

1999
Interest revenue           4607224         4669910       4410901      4311541
Interest expense           1439769         1439279       1407424      1492286
Net interest income        3167455         3230631       3003477      2819255
Provision for loan losses    -7980            8670          4355          700
Net income                 1273784         1402034       1299830      1044012
Comprehensive income       1611696         1200713       1111686       897040
Earnings per share            0.87            0.87          0.80         0.64


1998
Interest revenue           4543201         4622908       4371535      4317531
Interest expense           1624594         1660900       1520731      1495239
Net interest income        2918607         2962008       2850804      2822292
Provision for loan losses        0            1175             0            0
Net income                 1117550         1292315       1133473      1153676
Comprehensive income       1057343         1424048       1187829      1149962
Earnings per share            0.69            0.80          0.70         0.71



1997
Interest revenue           4462491         4523650       4250828      4195297
Interest expense           1541685         1534663       1440196      1451139
Net interest income        2920806         2988987       2810632      2744158
Provision for loan losses    25000               0         25000            0
Net income                 1282099         1352094       1114717      1185993
Comprehensive income       1384727         1414060       1149413      1116744
Earnings per share            0.79            0.84          0.69         0.73









This statement has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.







Financial Data Schedule




Item                                                   December 31
Number                                                    1999


9-03(1)  Cash and due from banks                       18,546,576
9-03(2)  Interest-bearing deposits                        983,000
9-03(3)  Federal funds sold                            15,877,383
9-03(4)  Trading account assets
9-03(6)  Investment and mortgage-backed securities
           held for sale                                3,402,096
9-03(6)  Investment and mortgage-backed securities
           held to maturity - carrying value           89,921,935
9-03(6)  Investment and mortgage-backed securities
           held to maturity - market value             89,352,513
9-03(7)  Loans                                        154,082,535
9-03(7)(2)Allowance for losses                          2,082,031
9-03(11) Total assets                                 288,920,798
9-03(12) Deposits                                     238,725,852
9-03(13) Short-term borrowings                                  -
9-03(15) Other liabilities                                728,199
9-03(16) Long-term debt                                   246,413
9-03(19) Preferred stock - mandatory redemption
9-03(20) Preferred stock - no mandatory redemption
9-03(21) Common stock                                   1,620,000
9-03(22) Other stockholders' equity                    47,600,334
9-03(23) Total liabilities and stockholders' equity   288,920,798


Calvin B. Taylor Bankshares, Inc.

Financial Data Schedule
(continued)

                                                       Year Ended
Guide                                                  December 31
Number                                                    1999

9-04(1)  Interest and fees on loans                     12,070,649
9-04(2)  Interest and dividends on investments           4,607,152
9-04-(4) Other interest income                           1,321,775
9-04-(5) Total interest income                          17,999,576
9-04-(6) Interest on deposits                            5,775,026
9-04-(9) Total interest expense                          5,778,758
9-04-(10)Net interest income                            12,220,818
9-04-(11)Provision for loan losses                           5,745
9-04-(13)(h)Investment securities gains/(losses)                -
9-04-(14)Other expenses                                  5,647,612
9-04(15)Income/loss before income tax                    7,612,788
9-04(17)Income/loss before extraordinary items           7,612,788
9-04(18)Extraordinary items, less tax                           -
9-04(19)Cumulative change in accounting principles              -
9-04(20)Net income or loss                               5,019,660
9-04(21)Earnings per share - basic                            3.10
9-04(21)Earnings per share - diluted                          3.10
I.B.5   Net yield on interest earning assets                  4.77 %
III.C.1(a)Loans on nonaccrual                                    -
III.C.1(b)Accruing loans past due 90 days or more           51,717
III.C.1(c)Troubled debt restructuring                            -
III.C.2   Potential problem loans                                -
IV.A.1   Allowance for loan loss - beginning of period   2,083,347
IV.A.2   Total chargeoffs                                   21,884
IV.A.3   Total recoveries                                   14,823
IV.A.4   Allowance for loan loss - end of period         2,082,031
IV.B.1   Loan loss allowance allocated to domestic loans 2,082,031
IV.B.2   Loan loss allowance allocated to foreign loans          -
IV.B.3   Loan loss allowance - unallocated                       -



















48