Form 10QSB
period 2000-03-31
TAYLOR CALVIN B BANKSHARES INC
filed 2000-05-10
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
	For the quarter ended March 31, 2000

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________
TO _________________

Commission File Number:  0001003986

CALVIN B. TAYLOR BANKSHARES, INC.
(Exact name of issuer as specified in its charter)

          Maryland          		     52-1948274
(State of incorporation)		(I.R.S. Employer Identification No.)

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

The registrant has 3,240,000 shares of common stock ($1.00 par) outstanding as of May 5, 2000.


Transitional Small Business Disclosure Format (check one) YES       NO    X

Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Form 10-QSB
Index


Part I  -	Financial Information	           				Page

	Item 1	Financial Statements
		Consolidated Statements of Condition	          3
		Consolidated Statements of Income		            4
		Consolidated Statements of Cash Flows		        5
		Notes to Financial Statements			               6
		Accountants' Review Report			                  7

	Item 2	Management's Discussion and Analysis
      of Financial Condition and Results of
      Operation	                                 8-9

Part II -	Other Information
	Item 1	Legal Proceedings	                    			10
	Item 2	Changes in Securities			                	10
	Item 3	Defaults Upon Senior Securities			       10
	Item 4	Submission of Matters to a Vote
        of Security Holders	                  			10
	Item 5	Other Information			                    	10
	Item 6	Exhibits and Reports on Form 8-K		       10

Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Part I - Financial Information
Consolidated Statements of Condition



                                           (unaudited)
                                             March             December 31,
                                             2000                 1999
                             Assets
Cash and due from banks              $     11,220,283      $     18,546,576
Federal funds sold                         27,317,902            15,877,383
Interest-bearing deposits                     883,000               983,000
Investment securities available for sale    3,617,799             3,402,096
Investment securities held to maturity
 (approximate fair value of $68,151,948
   and $89,352,513)                        68,802,062            89,921,935
Loans, less allowance for credit losses
  of $2,076,437 and $2,082,031            160,190,811           152,000,504
Premises and equipment                      5,780,923             5,858,928
Accrued interest income                     1,684,542             1,928,735
Deferred income taxes                         180,805               222,986
Other assets                                  147,209               178,655
                                      $   279,825,336       $   288,920,798


Liabilities and Stockholders' Equity
Deposits
  Noninterest-bearing                $     36,578,810      $     39,151,702
  Interest-bearing                        191,186,708           199,574,150
                                          227,765,518           238,725,852
Accrued interest payable                      414,712               424,042
Notes payable                                 241,547               246,413
Accrued income taxes                          670,297                56,490
Other liabilities                             148,363               247,667
                                          229,240,437           239,700,464
Stockholders' equity
 Common stock, par value $1 per share
 authorized 10,000,000 shares, issued and
 outstanding 3,240,000 shares in 2000 and
 1,620,000 in 1999                          3,240,000             1,620,000
  Capital surplus                          17,290,000            17,290,000
  Retained earnings                        29,706,467            30,030,340
                                           50,236,467            48,940,340
  Net unrealized gain on securities
  available for sale                          348,432               279,994
                                           50,584,899            49,220,334
                                      $   279,825,336       $   288,920,798

Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)



                                          For the three months ended
                                                  March 31,
                                         2000                   1999
Interest and dividend revenue
  Loans, including fees            $    3,263,760        $    2,941,827
  U.S. Treasury securities                953,832               901,193
  State and municipal securities          106,306               127,702
  Federal funds sold                      300,507               320,132
  Deposits with banks                      11,936                16,295
  Equity securities                         9,107                 4,392
  Total interest and dividend revenue   4,645,448             4,311,541


Interest expense
  Deposit interest                      1,428,192             1,492,286
  Other                                     4,892                    -
          Total interest expense        1,433,084             1,492,286


          Net interest income           3,212,364             2,819,255


Provision for credit losses                42,080                   700
    Net interest income after
    provision for credit losses         3,170,284             2,818,555


Other operating revenue
 Service charges on deposit accounts      174,433               172,769
  Miscellaneous revenue                    68,962                53,623
    Total other operating revenue         243,395               226,392

Other expenses
  Salaries and employee benefits          724,623               724,902
  Occupancy                               170,312               104,027
  Furniture and equipment                 236,848               121,842
  Other operating                         309,880               507,241
          Total other expenses          1,441,663             1,458,012


Income before income taxes              1,972,016             1,586,935
Income taxes                              675,889               542,923

Net income                         $    1,296,127        $    1,044,012

Basic earnings per share          $          0.40       $          0.32

Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)




                                            For the three months ended
                                                    March 31,
                                            2000                 1999
Cash flows from operating activities
  Interest received                     $  4,889,441         $  4,600,666
  Other revenue received                     259,339              224,651
  Cash paid for operating expenses        (1,317,518)          (1,248,026)
  Interest paid                           (1,442,414)          (1,513,409)
  Taxes paid                                 (62,082)              (3,481)
                                           2,326,766            2,060,401
Cash flows from investing activities
  Cash paid for premises, equipment,
  intangibles,and construction in
  progress                                  (126,779)             (88,971)
  Net customer loans repaid (advanced)    (8,232,387)          (4,594,872)
  Redemption of matured securities        21,120,000           14,185,000
  Investment in securities                  (105,010)         (16,373,427)
  Equipment sales proceeds                       423
  Redemption of certificates,
     net of purchases                        100,000                   -
                                          12,756,247           (6,872,270)
Cash flows from financing activities
  Net change in time deposits             (2,156,531)             (93,352)
  Net change in other deposits            (8,803,803)          (3,172,305)
  Payment on capital lease and
    mortgage obligation                       (8,453)                  -
                                         (10,968,787)          (3,265,657)


Net increase (decrease) in cash            4,114,226           (8,077,526)
Cash and equivalents at
   beginning of period                    34,423,959           45,495,379
Cash and equivalents at end of period $   38,538,185       $   37,417,853


Reconciliation of net income to net cash provided
  from operating activities
  Net income                     $         1,296,127      $     1,044,012
  Adjustments
    Depreciation and amortization            119,862               77,507
    Charitable donation of property               -               128,806
    Provision for loan losses                 42,080                  700
    Security discount accretion,
     net of premium amortization                (200)             (72,622)
    Decrease (increase) in accrued interest
      receivable and other assets            260,137              513,880
    Increase (decrease) in accrued interest
      payable and other liabilities          608,760              368,118
                                       $   2,326,766       $    2,060,401

Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Notes to Financial Statements



1.	Basis of Presentation

		The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and Regulation S-X of the Securities and Exchange Commission.  Accordingly,
they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included.  Operating results of the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the years ending December
31, 2000 and 1999.  For further information, refer to the financial statements and footnotes thereto for the Registrant's fiscal period ended
December 31, 1999.

2.	Cash Flows

			For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.      Comprehensive Income

			Comprehensive income consists of:
                                                Three months ended March 31,
                                                2000                 1999
Net income                                   $1,296,127           $1,044,012
Unrealized gain (loss) on
  investment securities
  available for sale net of income taxes         68,438             (146,972)
Comprehensive income                         $1,364,565          $   897,040

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

	The Maryland bank was established in 1890 and incorporated in 1907 while the Delaware bank was chartered in 1997, opening late during the second quarter of 1998. The Company currently engages in no business other than owning and managing the Banks.

Financial Condition, Liquidity and Sources of Capital

	The major sources of liquidity of the Company arise from loan repayments, short-term investments, including federal funds sold, and an increase in core deposits. During the first quarter of the year, the Bank typically experiences a decline in deposits since these businesses are using their deposits to meet their cash flow needs. Generally, this situation reverses during the second quarter of the year as the businesses start repaying loans, and the Banks receive seasonal deposits from tourists and summer residents. Throughout the second and third quarters the Banks maintain a high liquidity level. Funds from seasonal deposits are invested in short-term U.S. Treasury
 Bills and Federal Funds. Average liquid assets (cash and amounts due form banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 51.22% for the first quarter of 2000 compared to 54.42% first quarter of 1999.

	At March 31, 2000, the Company's interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap, as a percentage of interest-earning assets, of 64.09%.
Generally asset-sensitivity indicates that assets reprice quicker than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. Both banks have classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management. The cumulative gap declined primarily due to the shift from demand loans to investment securities with longer terms while money market accounts, now accounts, and savings accounts, which are considered immediately repriceable, have increased.

	Tier one risk-based capital ratios of the Company as of March 31, 2000 and 1999 were 35.45% and 37.1%, respectively. Both are substantially in excess of regulatory minimum requirements.

Results and Plan of Operation

	Net income for the three months ended March 31, 2000, was $1,296,127 or $.40 per share, compared to $1,044, 012 or $.32 per share for the first quarter of 1999. The Company experienced increased earnings of $252,115, from prior year earnings.  The primary reason net income increased is due to an increase in net interest income.  Other operating expenses decreased because during the first quarter of 1999, the Company made a charitable donation of property, with a book value of $128,806.  Occupancy and furniture and equipment expenses have increased due to the relocation of the Delaware Bank in the second quarter of
1999 from a temporary trailer to a permanent, fully furnished building.

The Company reviewed its consolidated loan protfolio and determined the allow-ance, at 1.28% of gross loans, was adequate as of March 31,2000. At December 31, 1999, the allowance was 1.35% of gross loans. At March 31, 2000, there were no nonaccruing loans and .38% of the portfolio was delinquent ninety days or more.

The Banks employed ninety-seven full time equilavent employees as of March 31, 2000. The Maryland bank hires seasonal employees during the summer. The Company employs no employees outside those hired by the Banks.

Net interest income of the company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease one hundred basis points, the Company would experience a decrease of net interest income of .03% if all assets and liabilities maturing within that period were adjusted for the rate change. The sensivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans and deposits.
This paragraph contains certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of the Private Litigation Securities Reform Act of 1995.


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

	The Banks also offer a full range of short- to medium-term commercial and personal loans. The Banks originate demand mortgage loans and real estate construction and acquisition loans. Loans originated to date are anticipated to be held in the portfolios of the originating Banks. Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts of various accounts. The Company is associated with the MAC network of automated teller machines that may be used by Bank customers throughout Maryland and other regions. The Banks offer MasterCard and VISA credit card services through a correspondent bank as an agent for the Banks.

 - 8 -

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part II Other Information



Item 1           Legal Proceedings
                 Not Applicable

Item 2           Changes in Securities
                 Not Applicable

Item 3           Defaults Upon Senior Securities
                 Not Applicable

Item 4           Submission of Matters to a Vote of Security Holders
                 Not Applicable

Item 5           Other Information
                 Not Applicable

Item 6           Exhibits and Reports on Form 8-K
           a)    Exhibits
              2. Proxy Statement dated April, is incorporated by reference.

           b)    Reports on Form 8-K
                 There were no reports on Form 8-K filed for the quarter ended March 31, 2000.




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



	Calvin B. Taylor Bankshares, Inc.



Date: __05/09/2000_______              By:    /s/  Reese F. Cropper, Jr.
			                                           Reese F. Cropper, Jr.
	                                            	President and CEO



Date: __05/09/2000______	              By:     /s/  William H. Mitchell
	                                             	William H. Mitchell
	                                             	Chief Financial Officer

Calvin B. Taylor Bankshares, Inc.
Financial Data Schedule


Item                                                        March 31,
Number                                                        2000

9-03(1)    Cash and due from banks                         11,220,283
9-03(2)    Interest-bearing deposits                          883,000
9-03(3)    Federal funds sold                              27,317,902
9-03(4)    Trading account assets
9-03(6)    Investment and mortgage-backed securities
              held for sale                                 3,617,799
9-03(6)    Investment and mortgage-backed securities
              held to maturity - carrying value            68,802,062
9-03(6)    Investment and mortgage-backed securities
              held to maturity - market value              68,151,948
9-03(7)    Loans                                          162,267,248
9-03(7)(2) Allowance for losses                             2,076,437
9-03(11)   Total assets                                   279,825,336
9-03(12)   Deposits                                       227,765,518
9-03(13)   Short-term borrowings                                    -
9-03(15)   Other liabilities                                1,233,372
9-03(16)   Long-term debt
9-03(19)   Preferred stock - mandatory redemption
9-03(20)   Preferred stock - no mandatory redemption
9-03(21)   Common stock                                     3,240,000
9-03(22)   Other stockholders' equity                      47,344,899
9-03(23)   Total liabilities and stockholders' equity     279,825,336

Calvin B. Taylor Bankshares, Inc.
Financial Data Schedule
(continued)


                                                        Three Months Ended
Guide                                                        March 31,
Number                                                         2000

9-04(1)    Interest and fees on loans                       3,263,760
9-04(2)    Interest and dividends on investments            1,069,245
9-04-(4)   Other interest income                              312,443
9-04-(5)   Total interest income                            4,645,448
9-04-(6)   Interest on deposits                             1,428,192
9-04-(9)   Total interest expense                           1,433,084
9-04-(10)  Net interest income                              3,212,364
9-04-(11)  Provision for loan losses                           42,080
9-04-(13)(h)Investment securities gains/(losses)                    -
9-04-(14)  Other expenses                                   1,441,663
9-04(15)   Income/loss before income tax                    1,972,016
9-04(17)   Income/loss before extraordinary items           1,972,016
9-04(18)   Extraordinary items, less tax                           -
9-04(19)   Cumulative change in accounting principles              -
9-04(20)   Net income or loss                               1,296,127
9-04(21)   Earnings per share - basic                            0.40
9-04(21)   Earnings per share - diluted                          0.40
I.B.5      Net yield on interest earning assets                  5.04 %
III.C.1(a) Loans on nonaccrual                                     -
III.C.1(b) Accruing loans past due 90 days or more            619,082
III.C.1(c) Troubled debt restructuring                             -
III.C.2    Potential problem loans                                 -
IV.A.1     Allowance for loan loss - beginning of period    2,082,031
IV.A.2     Total chargeoffs                                    50,506
IV.A.3     Total recoveries                                     2,832
IV.A.4     Allowance for loan loss - end of period          2,076,437
IV.B.1     Loan loss allowance allocated to domestic loans  2,076,437
IV.B.2     Loan loss allowance allocated to foreign loans          -
IV.B.3     Loan loss allowance - unallocated                       -