Form 10QSB
period 2000-06-30
TAYLOR CALVIN B BANKSHARES INC
filed 2000-08-11
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
	For the quarter ended June 30, 2000

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________
TO _________________

Commission File Number:  0001003986

CALVIN B. TAYLOR BANKSHARES, INC.
(Exact name of issuer as specified in its charter)

          Maryland          					                 52-1948274
(State of incorporation)					(I.R.S. Employer Identification No.)

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

The registrant has 3,240,000 shares of common stock ($1.00 par) outstanding as of July 31, 2000.


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

-2-
Calvin B. Taylor Bankshares, Inc. and Subsidiaries




Part I - Financial Information

Consolidated Statements of Condition

                                             (unaudited)
                                              June 30,            December 31,
                                                2000                  1999
Assets
Cash and due from banks                    $   13,230,883       $   18,546,576
Federal funds sold                             23,966,299           15,877,383
Interest-bearing deposits                         784,000              983,000
Investment securities available for sale        3,736,953            3,402,096
Investment securities held to maturity
  (approximate fair value of $68,433,472
   and $89,352,513                             68,933,670           89,921,935
Loans, less allowance for credit losses
  of $2,111,772 and $2,082,031                165,288,793          152,000,504
Premises and equipment                          5,746,630            5,858,928
Accrued interest income                         1,946,491            1,928,735
Deferred income taxes                             179,234              222,986
Other assets                                      130,406              178,655
                                            $ 283,943,359        $ 288,920,798

Liabilities and Stockholders' Equity
Deposits
  Noninterest-bearing                      $   42,646,169       $   39,151,702
  Interest-bearing                            188,752,356          199,574,150
                                              231,398,525          238,725,852
Accrued interest payable                          409,119              424,042
Notes payable                                     237,832              246,413
Accrued income taxes                                    -               56,490
Other liabilities                                   4,162              247,667

                                              232,049,638          239,700,464
Stockholders' equity
  Common stock, par value $1 per share
   authorized 10,000,000 shares, issued and
   outstanding 3,240,000 shares in 2000 and
   1,620,000 in 1999                            3,240,000            1,620,000
                                               17,290,000           17,290,000

Retained earnings                              31,012,792           30,030,340
                                               51,542,792           48,940,340
Net unrealized gain on securities
   available for sale                             350,929              279,994
                                               51,893,721           49,220,334

                                            $ 283,943,359        $ 288,920,798

Calvin B. Taylor Bankshares, Inc. and Subsidiaries


Consolidated Statements of Income (unaudited)


                           For the three months ended For the six months ended
                                   June 30,                   June 30,
                                      2000       1999        2000      1999
Interest and dividend revenue
Loans, including fees              $3,386,255 $3,013,855 $6,650,015 $5,955,682
U.S. Treasury and Agency securities   799,047    953,156  1,752,879  1,854,349
State and municipal securities         96,356    143,170    202,662    270,872
Federal funds sold                    380,430    281,054    680,937    601,186
Deposits with banks                    10,402     15,089     22,338     31,384
Equity securities                       5,708      4,577     14,815      8,969
Total interest and dividend revenue 4,678,198  4,410,901  9,323,646  8,722,442

Interest expense
Deposit interest                    1,397,301  1,407,424  2,825,493  2,899,710
Other                                   3,605          -      8,497          -
Total interest expense              1,400,906  1,407,424  2,833,990  2,899,710

Net interest income                 3,277,292  3,003,477  6,489,656  5,822,732

Provision for credit losses            41,000      4,355     83,080      5,055
Net interest income after
 provision for credit losses        3,236,292  2,999,122  6,406,576  5,817,677

Other operating revenue
Service charges on deposit accounts   187,640    193,480    362,073    366,249
Miscellaneous revenue                 124,447    100,172    193,409    153,795
Total other operating revenue         312,087    293,652    555,482    520,044

Other expenses
Salaries and employee benefits        818,945    761,557  1,543,568  1,486,459
Occupancy                             140,310    105,810    310,622    209,837
Furniture and equipment                93,701     90,795    330,549    212,637
Other operating                       484,173    400,899    794,053    908,140
Total other expenses                1,537,129  1,359,061  2,978,792  2,817,073

Income before income taxes          2,011,250  1,933,713  3,983,266  3,520,648
Income taxes                          704,925    633,883  1,380,814  1,176,806

Net income                         $1,306,325 $1,299,830 $2,602,452 $2,343,842

Basic earnings per share               $ 0.40     $ 0.40     $ 0.80     $ 0.72


Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

                                                  For the six months ended
                                                          June 30,
                                                    2000              1999
Cash flows from operating activities
Interest received                               $ 9,322,123        $ 8,426,849
Other revenue received                              572,728            481,633
Cash paid for operating expenses                 (2,735,723)       (2,510,240)
Interest paid                                    (2,848,913)       (2,951,340)
Taxes paid                                       (1,437,305)         (953,588)
                                                  2,872,910          2,493,314
Cash flows from investing activities
Cash paid for premises, equipment, intangibles,
and construction in progress                       (340,108)         (134,198)
Net customer loans repaid (advanced)            (13,371,369)       (6,539,444)
Redemption of matured securities                 31,115,000         19,635,000
Investment in securities                        (10,363,137)      (29,324,635)
Equipment sales proceeds                                423                 -
Redemption of certificates, net of purchases        199,000            100,000
                                                  7,239,809       (16,263,277)
Cash flows from financing activities
Net change in time deposits                      (2,686,390)     (137,679,222)
Net change in other deposits                     (4,640,937)      140,723,108
Payment on capital lease and mortgage obligation    (12,168)                -
                                                 (7,339,495          3,043,886
Net increase (decrease) in cash                   2,773,223       (10,726,077)
Cash and equivalents at beginning of period      34,423,959        45,495,379
Cash and equivalents at end of period       $    37,197,182        34,769,302

Reconciliation of net income to net cash provided
from operating activities
Net income                                 $      2,602,452  $       2,343,842
Adjustments
Depreciation and amortization                       239,725            155,015
Charitable donation of property                           -            128,806
Provision for loan losses                            83,080              5,055
Security discount accretion, net of premium
 amortization                                        16,233          (129,761)
Decrease (increase) in accrued interest
 receivable and other assets                          (510)           (11,925)
Increase (decrease) in accrued interest
 payable and other liabilities                     (68,070)              2,282
                                           $      2,872,910  $       2,493,314

Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Notes to Financial Statements

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered neccessary for a fair presentation have been included. Operating results of the six months ended June 30, 2000 and 1999 are not neccessarily indicative of the reulsts that may be expected for the years ending December 31, 2000 and 1999. For further information, refer to the financial statements and footnotes thereto for the Registrant's fiscal period ended December 31, 1999.

2.	Cash Flows

			For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.      Comprehensive Income

			Comprehensive income consists of::

                                                    Six months ended June 30,
                                                  2000                 1999
Net Income                                     $2,602,452           $2,343,842
Unrealized gain (loss) on investment securities
  available for sale net of income taxes           70,935           (188,144)
Comprehensive income                           $2,673,387           $2,155,698


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

Financial Condition, Liquidity and Sources of Capital

	The major sources of liquidity of the Company arise from loan repayments, short-term investments, including federal funds sold, and an increase in core deposits. During the first quarter of the year, the Bank typically experiences a decline in deposits since these businesses are using their deposits to meet their cash flow needs. Generally, this situation reverses during the second quarter of the year as the businesses start repaying loans, and the Banks receive seasonal deposits from tourists and summer residents. Throughout the second and third quarters the Banks maintain a high liquidity level. Funds from seasonal deposits are invested in short-term U.S. Treasury
 Bills and Federal Funds. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 47.53% for the second quarter of 2000 compared to 51.22% for the first quarter of 2000 and 52.83% for the second quarter of 1999. During the first six months ofm


2000, the liquidity of the Company has decreased as management has shifted funds from investment securities to loans. Earnings should increase as funds are shifted from lower yielding securities to loans. Management monitors its liquidity regularly.

	At June 30, 2000, the Company's interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap, as a percentage of interest-earning assets, of 20.33%.
Generally asset-sensitivity indicates that assets reprice quicker than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. Both banks have classified their demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management. The cumulative gap declined primarily due to the shift from demand loans to investment securities with longer terms while money market accounts, now accounts, and savings accounts, which are considered immediately repriceable, have increased.

	Tier one risk-based capital ratios of the Company as of June 30, 2000 and 1999 were 35.41% and 39.65%, respectively. Both are substantially in excess of regulatory minimum requirements.



Results and Plan of Operation

	This following discussion contains certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of the Private Litigation Securities Reform Act of 1995.

	Net income for the three months ended June 30, 2000, was $1,306,325 or $.40 per share compared to $1,299,830 or $.40 per share for the second quarter of
1999.   Year to date net income increased $258,610 or $.08 per share from
$2,343,842 or $.72 per share in 1999 to $2,602,452 or $.80
per share in 2000.  The $666,924 increase in net interest income, offset by the $218,697 increase in occupancy and equipment expenses and $204,008 increased taxes, was the primary reason the net interest income increased year to date.

	Net interest income increased $273,815 for the second quarter of 2000 compared to the second quarter of 1999 and $666,924 for the first half of 2000 compared to the comparable period in 1999 as the Company has shifted funds from investment securities to loans. The increased yield on Federal Funds Sold has also contributed to this increase.

	Occupancy and furniture and equipment expenses have increased due to the relocation of the Delaware bank in the second quarter of 1999 from a temporary trailer to a permanent, fully furnished building and the relocation of the downtown Pocomoke branch to a new facility. The Company recently consolidated a second Pocomoke branch into this new branch.
Management expects to offset the lease of the abandoned branch by subletting the location. Although the Company's current data processing equipment is meeting the needs of the banks, it is nearing the end of its economic life.
The Company expects to replace its mainframe computer in the first half of 2001 and expects equipment depreciation and expense to increase with this replacement.

	The Company's other operating expense decreased $114,087 during the first half of 2000 compared to the first six months of 1999. During the first quarter of 1999, the Company made a charitable donation of property, with a book value of $128,806. No comparable transactions have occurred during 2000.

	The Company reviewed its consolidated loan portfolio and determined the allowance, at 1.26% of gross loans, was adequate as of June 30, 2000. At December 31, 1999, the allowance was 1.35% of gross loans. At June 30, 2000, there were no nonaccruing loans and .26% of the portfolio was delinquent ninety days or more.

	The Banks employed one hundred three full time equivalent employees as of June 30, 2000. The Maryland bank hires seasonal employees during the summer.
The Company employs no employees outside those hired by the Banks.

	Net interest income of the company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes.
Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points.
If prime were to decrease one hundred basis points, the Company would experience a negligible decrease of net interest income if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans and deposits.

Results and Plan of Operation (continued)


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







Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part II Other Information


Item 1	Legal Proceedings
	Not applicable

Item 2	Changes in Securities
	Not applicable

Item 3	Defaults Upon Senior Securities
	Not applicable

Item 4	Submission of Matters to a Vote of Security Holders
The Company held its annual meeting on May 3, 2000, during which the items detailed in the proxy statement dated February 8, 2000, were approved. This includes the reelection of the Board of Directors.

Item 5	Other information
	Not applicable.

Item 6	Exhibits and Reports on Form 8-K
	a)	Exhibits
  2.  Proxy Statement dated February 8, 2000, is incorporated by reference.

	b)	Reports on Form 8-K
		There were no reports on Form 8-K filed for the quarter ended June 30, 2000.










SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



		Calvin B. Taylor Bankshares, Inc.



Date:8/1/00                 By:    /s/  Reese F. Cropper, Jr.
			                                Reese F. Cropper, Jr.
			                                President and CEO



Date: 8/1/00                By:     /s/  William H. Mitchell
			                                 William H. Mitchell
		                                 	Chief Financial Officer






Calvin B. Taylor Bankshares, Inc.
Financial Data Schedule


Item                                                        June 30,
Number                                                       2000

9-03(1)      Cash and due from banks                      13,230,883
9-03(2)      Interest-bearing deposits                       784,000
9-03(3)      Federal funds sold                           23,966,299
9-03(4)      Trading account assets
9-03(6)      Investment and mortgage-backed securities
             held for sale                                 3,736,953
9-03(6)      Investment and mortgage-backed securities
             held to maturity - carrying value            68,933,670
9-03(6)      Investment and mortgage-backed securities
             held to maturity - market value              68,433,472
9-03(7)      Loans                                       167,400,565
9-03(7)(2)   Allowance for losses                          2,111,772
9-03(11)     Total assets                                283,943,359
9-03(12)     Deposits                                    231,398,525
9-03(13)     Short-term borrowings                               -
9-03(15)     Other liabilities                               413,281
9-03(16)     Long-term debt
9-03(19)     Preferred stock - mandatory redemption
9-03(20)     Preferred stock - no mandatory redemption
9-03(21)     Common stock                                  3,240,000
9-03(22)     Other stockholders' equity                   48,653,721
9-03(23)     Total liabilities and stockholders' equity  283,943,359



Calvin B. Taylor Bankshares, Inc.
Financial Data Schedule
(continued)


                                                       Six Months Ended
Guide                                                      June 30,
Number                                                       2000

9-04(1)     Interest and fees on loans                     6,650,015
9-04(2)     Interest and dividends on investments          1,970,356
9-04-(4)    Other interest income                            703,275
9-04-(5)    Total interest income                          9,323,646
9-04-(6)    Interest on deposits                           2,825,493
9-04-(9)    Total interest expense                         2,833,990
9-04-(10)   Net interest income                            6,489,656
9-04-(11)   Provision for loan losses                         83,080
9-04-(13)(h)Investment securities gains/(losses)                  -
9-04-(14)   Other expenses                                 2,978,792
9-04(15)    Income/loss before income tax                  3,983,266
9-04(17)    Income/loss before extraordinary items         3,983,266
9-04(18)    Extraordinary items, less tax                         -
9-04(19)    Cumulative change in accounting principles            -
9-04(20)    Net income or loss                             2,602,452
9-04(21)    Earnings per share - basic                          0.80
9-04(21)    Earnings per share - diluted                        0.80
I.B.5       Net yield on interest earning assets                5.06
III.C.1(a)  Loans on nonaccrual                                    -
III.C.1(b)  Accruing loans past due 90 days or more          619,082
III.C.1(c)  Troubled debt restructuring                            -
III.C.2     Potential problem loans                                -
IV.A.1      Allowance for loan loss - beginning of period  2,082,031
IV.A.2      Total chargeoffs                                  56,771
IV.A.3      Total recoveries                                   3,432
IV.A.4      Allowance for loan loss - end of period        2,111,772
IV.B.1      Loan loss allowance allocated to
            domestic loans                                 2,111,772
IV.B.2      Loan loss allowance allocated to foreign loans         -
IV.B.3      Loan loss allowance - unallocated                      -