Form 10QSB
period 2000-09-30
TAYLOR CALVIN B BANKSHARES INC
filed 2000-11-14
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarter ended September 30, 2000

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ TO _______________

Commission File Number:  0001003986

CALVIN B. TAYLOR BANKSHARES, INC.
(Exact name of issuer as specified in its charter)

          Maryland          					                 52-1948274
(State of incorporation)					(I.R.S. Employer Identification No.)

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

The registrant has 3,240,000 shares of common stock ($1.00 par) outstanding as of November 3, 2000.


Transitional Small Business Disclosure Format (check one) YES      NO    X



-1-

Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Form 10-QSB
Index


Part I  -	Financial Information					                 		     Page

	Item 1	Financial Statements
		Consolidated Statements of Condition					                    3
		Consolidated Statements of Income	   				                    4
		Consolidated Statements of Cash Flows				                    5
		Notes to Financial Statements						                          6
		Accountants' Review Report						                             7

	Item 2	Management's Discussion and Analysis of Financial Condition and
		Results of Operation						                                  8-9

Part II -	Other Information
	Item 1	Legal Proceedings							                               10
	Item 2	Changes in Securities							                           10
	Item 3	Defaults Upon Senior Securities						                  10
	Item 4	Submission of Matters to a Vote of Security Holder	  		10
	Item 5	Other Information							                               10
	Item 6	Exhibits and Reports on Form 8-K					                  10


-2-


Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Part I - Financial Information
Consolidated Statements of Condition

                                             (unaudited)
                                          September 30,1999   December 31,2000

Assets
Cash and due from banks                      $   14,388,957     $   18,546,576
Federal funds sold                               34,838,182         15,877,383
Interest-bearing deposits                           784,000            983,000
Investment securities available for sale          3,947,558          3,402,096
Investment securities held to maturity
  (approximate fair value of $78,973,268
  and $89,352,513)                               79,204,522         89,921,935
Loans, less allowance for credit losses
  of $2,131,002 and $2,082,031                  162,282,459        152,000,504
Premises and equipment                            5,714,424          5,858,928
Accrued interest income                           1,687,766          1,928,735
Deferred income taxes                               127,836            222,986
Other assets                                        116,206            178,655
                                              $ 303,091,910      $ 288,920,798

Liabilities and Stockholders' Equity
Deposits
  Noninterest-bearing                        $   59,592,140     $   39,151,702
  Interest-bearing                              184,340,324        199,574,150
                                                243,932,464        238,725,852
Securities sold under agreements to repurchase    4,432,764              -
Accrued interest payable                            480,373            424,042
Note payable                                        235,325            246,413
Accrued income taxes                                125,648             56,490
Other liabilities                                   326,010            247,667
                                                249,532,584        239,700,464
Stockholders' equity
Common stock, par value $1 per share
  authorized 10,000,000 shares, issued and
  outstanding 3,240,000 shares in 2000 and
  1,620,000 in 1999                               3,240,000          1,620,000
Additional paid in capital                       17,290,000         17,290,000
Retained earnings                                32,596,709         30,030,340
                                                 53,126,709         48,940,340
Net unrealized gain on securities
  available for sale                                432,617            279,994
                                                 53,559,326         49,220,334
                                              $ 303,091,910      $ 288,920,798
-3-

Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

                          For the three months ended For the nine months ended
                                  September 30,              September 30,
                                    2000       1999        2000        1999
Interest and dividend revenue
  Loans, including fees          $3,388,391 $3,033,919 $10,038,406 $ 8,989,601
  U.S. Treasury & Agency securities 971,672  1,101,523   2,724,551   2,955,872
  State and municipal securities    102,288    135,660     304,950     406,532
  Federal funds sold                580,011    379,569   1,260,948     980,755
  Deposits with banks                10,792     15,219      33,130      46,603
  Equity securities                   3,289      4,020      18,104      12,989
Total interest & dividend revenue 5,056,443  4,669,910  14,380,089  13,392,352

Interest expense
  Deposit interest                1,487,745  1,439,279   4,313,238   4,338,989
  Other                              10,994        -        19,491        -
   Total interest expense         1,498,739  1,439,279   4,332,729   4,338,989

   Net interest income            3,557,704  3,230,631  10,047,360   9,053,363

Provision for credit losses          23,000      8,670     106,080      13,725
  Net interest income after
  provision for credit losses     3,534,704  3,221,961   9,941,280   9,039,638

Other operating revenue
  Service charges on dep accounts   177,679    170,251     539,752     536,500
  Miscellaneous revenue             119,726    108,475     313,135     262,270
   Total other operating revenue    297,405    278,726     852,887     798,770

Other expenses
  Salaries and employee benefits    752,985    705,864   2,296,553   2,192,323
  Occupancy                         162,591    196,124     473,213     405,961
  Furniture and equipment            67,566     72,018     398,115     284,655
  Other operating                   427,226    387,033   1,221,279   1,295,173
   Total other expenses           1,410,368  1,361,039   4,389,160   4,178,112

Income before income taxes        2,421,741  2,139,648   6,405,007   5,660,296
Income taxes                        837,824    737,614   2,218,638   1,914,420

Net income                       $1,583,917 $1,402,034  $4,186,369  $3,745,876

Basic earnings per share         $     0.49 $     0.43  $     1.29  $     1.16

Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

                                                For the nine months ended
                                                      September 30,
                                                       2000             1999
Cash flows from operating activities
  Interest received                                 $14,583,888   $13,392,800
  Other revenue received                                868,831       798,802
  Cash paid for operating expenses                   (4,012,433)   (3,788,894)
  Interest paid                                      (4,276,398)   (4,357,433)
  Taxes paid                                         (2,149,480)   (1,701,102)
                                                      5,014,408     4,344,173
Cash flows from investing activities
  Cash paid for premises, equipment, intangibles,
    and construction in progress                       (420,042)     (222,241)
  Net customer loans repaid (advanced)              (10,388,035)   (5,264,731)
  Redemption of matured securities                   45,935,000    33,195,000
  Investment in securities                          (35,162,275)  (49,108,227)
  Equipment sales proceeds                                  423           -
  Redemption of certificates, net of purchases          199,000        195,000
                                                        164,072   (21,166,199)
Cash flows from financing activities
  Net change in time deposits                         2,909,579      1,867,091
  Net change in other deposits                        2,297,033      8,633,582
  Net change in repurchase agreements                 4,432,764           -
  Payment on mortgage obligation                        (14,675)          -
                                                      9,624,701      9,690,673

Net increase (decrease) in cash                      14,803,180    (7,131,353)
Cash and equivalents at beginning of period          34,423,959    45,495,379
Cash and equivalents at end of period               $49,227,139   $38,364,026

Reconciliation of net income to net cash
   provided from operating activities
  Net income                                         $4,186,369    $3,745,876
  Adjustments
    Depreciation and amortization                       367,366       259,295
    Charitable donation of property                        -          128,806
    Provision for loan losses                           106,080        13,725
    Security discount accretion, net of premium
     amortization                                       (37,170)     (217,843)
    Decrease (increase) in accrued interest
      receivable and other assets                       256,913       385,186
    Increase (decrease) in accrued interest
      payable and other liabilities                     134,850        29,159
                                                     $5,014,408    $4,344,173

Noncash activites
Building acquired by issuance of debt                      -         $250,000
Donation of property                                       -         $128,806
      Securities not settled                           $315,830          -

Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Notes to Financial Statements

1.	Basis of Presentation
		The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and
Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included.  Operating results of the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending
December 31, 2000.  For futher information, refer to the financial statements and footnotes thereto for the Registrant's fiscal period ended December 31,
1999.

2.	Cash Flows

			For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.      Comprehensive Income

			Comprehensive income consists of::
                                             Nine months ended September 30,
	                                               2000                     1999

Net income                                    $4,186,369           $3,745,876
Unrealized gain (loss) on investment securities
  available for sale net of income taxes         152,623             (201,321)
Comprehensive income                          $4,338,992           $3,544,555

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

Financial Condition, Liquidity and Sources of Capital

 	Total assets of the Company have increased approximately $14 million from December 31, 1999 to September 30, 2000. This is due primarily to an
$18,960,799 increase in Federal funds sold, which was offset by a decrease of $4,157,619 in cash and due from banks. The 1999 year end cash and due from banks was higher than normal because the Company had increased its cash levels as part of its Year 2000 liquidity planning. During the first quarter of 2000, the Company reduced its excess cash, shifting it to Federal funds sold. The balance of the increase in Federal funds sold was funded from increased deposits and securities sold under agreements to repurchase. During the third quarter of 2000, the Company offered a new product, securities sold under agreements to repurchase, to retain business accounts by offering a means of paying interest to these account holders.

During 2000, the Bank has shifted approximately $10 million from investment securities to loans. Management expects increased earnings from this shift since loan yields are higher than investment yields. Management monitors its liquidity position and has determined that this shift would not negatively impact on the Company's abilities to meet its need for liquidity.

The major sources of liquidity of the Company arise from loan repayments, short-term investments, including federal funds sold, and an increase in core deposits. During the first quarter of the year, the Bank typically experiences a decline in deposits since these businesses are using their deposits to meet their cash flow needs. Generally, this situation reverses during the second quarter of the year as the businesses start repaying loans, and the Banks receive seasonal deposits from tourists and summer residents. Throughout the second and third quarters the Banks maintain a high liquidity level. Funds from seasonal deposits are invested in short-term U.S. Treasury Bills and Federal Funds. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 53.20% for the third quarter of 2000 compared to 47.53% for the first quarter of 2000 and 58.29% for the third quarter of 1999. During the first six months of 2000, the liquidity of the Company decreased as management shifted funds from investment securities to loans but during the third quarter the Company increased its investment in securities and federal funds sold. Typically, loan demand is strongest during the first two quarters of the year with repayment of seasonal loans occuring during the third and fourth quarters. Management monitors its liquidity regularly.

At September 30, 2000, the Company's interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap, as a percentage of interest-earning assets, of 25.83%. Generally asset-sensitivity indicates that assets reprice quicker than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. Both banks have classified their demand mortgage and commercial loans as immediatley repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management. The cumulative gap declined primarily due to the shift from demand loans to investment securities with longer terms while money market accounts, now accounts, and savings accounts, which are considered immediately repriceable, have increased.

Tier one risk-based capital ratios of the Company as of September 30, 2000 and 1999 were 36.53% and 38.00%, respectively. Both are substantially in excess of regulatory minimum requirements.

Results and Plan of Operation

This following discussion contains certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of the Private Litigation Securities Reform Act of 1995.

Net income for the three months ended September 30, 2000, was $1,583,917 or $.49 per share compared to $1,402,034 or $.43 per share for the third quarter
of 1999.   Year to date net income increased $440,493 or $.13 per share from
$3,745,876 or $1.16 per share in 1999 to $4,189,369 or $1.29 per share in
2000. The $993,997 increase in net interest income, offset by the $180,712 increase in occupancy and equipment expenses, the $104,230 increased personnel costs, and $304,218 increased taxes, was the primary reason the net income increased year to date.

Net interest income increased $327,073 for the third quarter of 2000 compared to the third quarter of 1999 and $993,997 for the first nine months of 2000 compared to the comparable period in 1999 as the Company has shifted funds from investment securities to loans. The increased yield on Federal Funds Sold has also contributed to this increase.

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

Personnel expenses are higher for the three and nine month periods ended September 30, 2000 compared to comparable periods in 1999 due to general increase in salaries and increased cost of health care insurance.

The Company's other operating expense decreased $73,894 during the first nine months of 2000 compared to the first nine months of 1999. During the first quarter of 1999, the Company made a charitable donation of property, with a book value of $128,806. No comparable transactions have occurred during 2000. Operating expenses for the third quarter of 2000 are higher than 1999 third quarter expense to support the increased deposit and securities sold under agreements to repurchase.

 	The Company reviewed its consolidated loan portfolio and determined the allowance, at 1.30% of gross loans, was adequate as of September 30, 2000.
At December 31, 1999, the allowance was 1.35% of gross loans. At September 30, 2000, there was one nonaccruing loan representing less than .1% of the total portfolio and .15% of the portfolio was delinquent ninety days or more and still accruing interest.

  The Banks employed one hundred seven full time equivalent employees as of September 30, 2000. The Maryland bank hires seasonal employees during the summer. The Company employs no employees outside those hired by the Banks.

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

 	The Banks conduct general commercial banking businesses in their service areas, of Worcester County, Maryland and Sussex County, Delaware, while also emphasizing the banking needs of individuals and small- to medium-sized businesses and professional concerns. The Banks offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types ranging from daily money market accounts to longer term certificates of deposit.

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
		There were no reports on Form 8-K filed for the quarter ended September 30,
 2000.

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    		Calvin B. Taylor Bankshares, Inc.


Date: 11/10/00                       	By: /s/  Reese F. Cropper, Jr.
			                                        Reese F. Cropper, Jr.
			                                        President and CEO


Date:  11/10/00		                     By: /s/  William H. Mitchell
			                                       William H. Mitchell
			                                       Chief Financial Officer