Form 10KSB
period 2000-12-31
TAYLOR CALVIN B BANKSHARES INC
filed 2001-03-26
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
Form 10-KSB

(Mark One)
  x  	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

State small business issuer's revenues for its most recent fiscal year: $20,543,894.

The aggregate market value of the Common Stock held by non-affiliates of the small business issuer on December 31, 2000, was $114,168,830. This calculation is based upon estimation by the Company's Board of Directors of fair market value of the Common Stock of $39.25 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

On February 28, 2001, 3,240,000 shares of the small business issuer's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Company's Annual report to Shareholders for the year ended December 31, 2000, is incorporated by reference in this Form 10-KSB in Part II Item 5, Item 6, and Item 7. The Company's Proxy Statement for Annual Meeting of Shareholders to be held on May 2, 2001, is incorporated by reference in this Form 10-KSB in Part III, Item 9, Item 10, Item 11, and Item 12.



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

PART I

Item 1. Description of Business

General

	Calvin B. Taylor Bankshares, Inc. (the "Company") was incorporated as a Maryland corporation on October 31, 1995.
The Company owns all of the stock of two banks. The Maryland bank is a commercial bank incorporated under the laws of the State of Maryland on December 17, 1907. This bank operates nine banking offices in Worcester County with the Bank's main office located in Berlin, Maryland. It is engaged in a general commercial and retail banking business serving individuals, businesses, and governmental units in Worcester County, Maryland and neighboring counties. The second bank was incorporated in Delaware in
1997 but opened late in the second quarter of 1998. This one-branch Delaware bank offers the same services as the Maryland bank.

	The Company's holding company structure can assist the banks in maintaining their required capital ratios because the Company may, subject to compliance with debt guidelines implemented by the Board of Governors of the Federal Reserve System
(the "Board of Governors" or the "Federal Reserve"), borrow money and contribute the proceeds to the banks as primary capital. The holding company structure also permits greater flexibility in issuing stock for cash, property, or services and in reorganization transactions. Moreover, subject to certain regulatory limitations, a holding company can purchase shares of its own stock, which the banks may not do without regulatory approval. A holding company may also engage in certain non-banking activities which the
Board of Governors has deemed to be closely related to banking and proper incidents to the business of a bank holding company. These activities include making or servicing loans and certain types of leases; performing certain data processing services; acting as a fiduciary or investment or financial advisor; acting as a management consultant for other depository institutions; providing courier, appraisal, and consumer financial counseling services; providing tax planning and preparation services; providing check guaranty and collection agency services; engaging in limited real estate investment activities; underwriting, brokering, and selling credit life and disability insurance; engaging in certain other limited insurance activities; providing discount brokerage services; underwriting and dealing in certain government obligations and money market instruments and providing portfolio investment advice; acting as a futures commission merchant with respect to certain financial instrument transactions; providing foreign exchange advisory and transactional services; making investments in certain corporations for projects designed primarily to promote community welfare; and owning and operating certain healthy savings and loan associations. Although the Company has no present intention of engaging in any of these services, if circumstances should lead the Company's management to believe that there is a need for these services in the banks' marketing areas and that such activities could be profitably conducted, the management of the Company would have the flexibility of commencing these activities upon filing notice thereof with the Board of Governors.

Location and Service Area

	The Company conducts general commercial banking in its primary service areas, emphasizing the banking needs of individuals and small- to medium-sized businesses and professional concerns. The Maryland bank operates from nine branches located throughout Worcester County, Maryland while the Delaware bank operates from one branch located in Sussex County,
Delaware. The Banks draw most of their customer deposits and conduct most of their lending transactions from within their primary service areas, which encompass Worcester County, Maryland, Sussex County, Delaware and neighboring counties.

	Both Sussex County, Delaware and Worcester County,
Maryland are located along the shores of the Atlantic Ocean and have experienced population growth in recent years. The area is growing as both a resort and a retirement community.

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

	The Company, through its banks, also offers a full range of short- to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery.
Consumer loans
include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Company also originates mortgage loans and real estate construction and acquisition loans. These lending activities are subject to a variety of lending limits imposed by state and federal law. Neither bank may make any loans to any director, officer, or employee
(except for commercial loans to directors who are not officers or employees) unless the loans are approved by the Board of Directors of the lending bank. The Board of Directors must review any such loans every six months.

	Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, debit cards, and automatic drafts for various accounts. The Company is associated with the MAC network of automated teller machines that may be used by Bank customers throughout Maryland, Delaware, and other regions. The Company also offers credit card services through a correspondent bank.

Competition

	The Company faces strong competition in all areas of its operations. The competition comes from entities operating in Worcester County, Maryland and Sussex County, Delaware and neighboring counties and includes branches of some of the largest banks in Maryland, Delaware, and Virginia. Its most direct competition for deposits historically has come from other commercial banks, savings banks, savings and loan associations, and credit unions operating in its service areas. The banks compete for deposits with money market mutual funds and corporate and government securities. The banks compete for loans with the same banking entities, as well as mortgage banking companies and other institutional lenders. The competition for loans varies from time to time depending on certain factors. These factors include, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market, and other factors which are not readily predictable.

Employees

	As of December 31, 2000, the banks employed 99 full-time equivalent employees. The Company's operations are conducted through the banks. Consequently, the Company does not have separate employees. None of the employees of the banks are represented by any collective bargaining unit. The banks consider their relations with their employees to be good.

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

The Company

	Because it owns the outstanding common stock of the banks, the Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956 (the "BHCA"). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the
Federal Reserve may require. The Company's and the banks' activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing and controlling banks as to be a proper incident thereto.

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

	In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Because the Company's
Common Stock is registered under the Securities Exchange Act of 1934, under Federal Reserve regulations, control will be rebuttably presumed to exist if a person acquires at least 10% of the outstanding shares of any class of voting securities of the Company. The regulations provide a procedure for challenge of the rebuttable control presumption.

	Under the BHCA, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings and loan associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

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

The Banks

	General. The banks operate as state nonmember banking associations incorporated under the laws of the State of Maryland and the State of Delaware. They are subject to examination by the FDIC and the State Bank Commissioners. Deposits in the banks are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The Commissioners and FDIC regulate or monitor all areas of the banks' operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The FDIC requires the banks to maintain certain capital ratios and imposes limitations on each of the banks' aggregate investment in real estate, bank premises, and furniture and fixtures. The banks are required by the FDIC and the Commissioners to prepare quarterly reports on the banks' financial condition.

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

	State nonmember banks chartered within the past two years, and state nonmember banks and their holding companies which have undergone a change in control within the past two years or which have been deemed by the FDIC to be troubled institutions, must give 30 days notice to the FDIC or the Board of Governors before appointment of any executive officer or director.
 During the 30 days, the FDIC or Board of Governors may disapprove any such appointment.

	Transactions With Affiliates and Insiders. The banks are subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investment in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In addition, most of these loans and certain other transactions must be secured in prescribed amounts. The banks are also subject to Section 23B of the Federal Reserve
Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The banks are subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

	Branching. Under Maryland law, the Maryland bank may open branches statewide, subject to the prior approval of the Commissioner and the FDIC. Maryland law permits banking organizations in other states to acquire Maryland banking organizations, as long as such states grant similar privileges to banking organizations in Maryland to acquire banking organizations in their states, by opening a de novo branch, by acquiring an existing branch from a Maryland depository institution, or as a result of an interstate merger with a Maryland banking organization. Delaware law also allows branches statewide with prior approval of the
Commissioner and the FDIC. Delaware law is more restrictive allowing other state banking organizations to branch to Delaware only through opening a de novo bank, or as the result of an interstate merger.

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

	Other Regulations. Interest and certain other charges collected or contracted for by the banks are subject to state usury laws and certain federal laws concerning interest rates. Loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home
Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the
Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed, or other prohibited bases in extending credit, the
Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies, the Fair Debt
Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank are also subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

	The BIF insurance assessment rate for the first semiannual assessment period of 2001 is proposed to remain at $.00 to $.27 per $100 in deposits. In addition to the FDIC assessment, banks are assessed an additional amount to service the interest on the bond obligations of the Financial Corporation. Any increase in deposit insurance premiums for the banks will increase the banks' cost of funds, and there can be no assurance that such costs can be passed on to the banks' customers.

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

	In addition to the availability of funds from the Maryland bank, the future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash needs, and general business conditions. The amount of dividends that might be declared in the future presently cannot be estimated and it cannot be known whether such dividends would continue for future periods.

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

	FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories for compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized,"
"undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2000, the Company and its banks were qualified as "well capitalized." See "Item 6.
Management's Discussion and Analysis or Plan of Operation -
Capital."

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

Item 2. Description of Property

	The Company has ten branch locations, all of which are owned by the Company. The locations are described as follows:

OFFICE			LOCATION		Square Footage
Main Office, Maryland	24 North Main Street, Berlin, Maryland
21811			6,500
East Berlin Office	10524 Old Ocean City Boulevard, Berlin,
Maryland 21811		1,500
20th Street Office	100 20th Street, Ocean City, Maryland
21842		3,100
Ocean Pines Office	11003 Cathell Road, Berlin, Maryland
21811		2,420
Mid-Ocean City Office	9105 Coastal Highway, Ocean City,
Maryland 21842		1,984
North Ocean City Office	14200 Coastal Highway, Ocean City,
Maryland 21842		2,545
West Ocean City Office	9923 Golf Course Road, Ocean City,
Maryland 21842		2,496
Pocomoke Office	2140 Old Snow Hill Road, Pocomoke, Maryland
21851		2,624
Snow Hill Office	108 West Market Street, Snow Hill, Maryland
21863		3,773
Main Office, Delaware	50 Atlantic Avenue, Ocean View,
Delaware 19970		4,900

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

	Eight Maryland offices offer automated teller machines;
all locations except the East Berlin office. The Delaware bank has an automated teller machine on-premise. The Company operates one automated teller machine which is located at a local hospital.

Item 3. Legal Proceedings

	There are no material pending legal proceedings to which the Company or the banks or any of their properties are subject.

Item 4. Submission of Matters to a Vote of Security  Holders

	There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of 2000.

PART II

Item 5. Market for Common Equity and Related Stockholder
Matters

	The Company's Articles of Incorporation, as amended, authorize it to issue up to 10,000,000 shares of common stock.

	As of February 28, 2001, there were approximately 825 holders of record of the common stock and 3,240,000 shares of Common Stock issued and outstanding. There is no established public trading market in the stock, and there is no likelihood that a trading market will develop in the near future. The development of a trading market may be inhibited because a large portion of the Company's shares is held by insiders. Transactions in the common stock are infrequent and are negotiated privately between the persons involved in those transactions.



	All outstanding shares of common stock of the Company are entitled to share equally in dividends from funds legally available, when, as, and if declared by the Board of Directors. The Company paid dividends of $.61 per share in 2000 and $.60 per share in 1999, after giving retroactive effect to the 2000 stock split effected in the form of a 100% stock dividend. During both 2000 and 1999, the Company paid special cash dividends of $.25 per share, after giving retroactive effect to the 2000 stock split, which are not expected to be an annual event.

Item 6. Management's Discussion and Analysis or Plan of
Operation

BUSINESS OF THE COMPANY

	Calvin B. Taylor Bankshares, Inc. (the "Company") was incorporated as a Maryland corporation on October 31, 1995, to become a bank holding company by acquiring all of the capital stock of Calvin B. Taylor Banking Company (the "Maryland
Bank"). The Maryland Bank was incorporated under the laws of the State of Maryland on December 17, 1907. The Maryland
Bank was organized as a nonmember state bank under the laws of the State of Maryland. Calvin B. Taylor Bank of Delaware (the "DE Bank") was incorporated under the laws of the State of Delaware on September 18, 1997. The DE Bank was organized as a nonmember state bank under the laws of the State of Delaware. Calvin B. Taylor Bankshares, Inc. acquired all of the capital stock of Calvin B. Taylor Bank of Delaware also. Both banks are engaged in a general commercial banking business, emphasizing in their marketing the Company's local management and ownership, from their main offices located in their primary service areas of Worcester County, Maryland and Sussex County, Delaware, and their neighboring counties. The banks offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. In addition, the banks offer certain retirement account services, such as Individual Retirement Accounts. The banks also offer a full range of short- to medium-term commercial and personal loans. The banks originate fixed rate mortgage loans and real estate construction and acquisition loans. These loans generally have a demand feature. Other bank services include cash management services, safe deposit boxes, travelers' checks, direct deposit of payroll and social security checks, debit cards, and automatic drafts for various accounts.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein.

Overview

	Consolidated income of the Company is derived primarily from operations of the banks. The 2000 net income was $5,624,558, compared to $5,019,660 for 1999. The Company continued its history of above average earnings with a return on average equity of 10.84% and return on average assets of 1.94% for 2000, compared to returns of 10.47% and 1.78%, respectively for 1999.

Results of Operations

	The Company reported net income of $5,624,558, or $1.74 per share, for the year ended December 31, 2000, which was an increase of $604,898, or 12.05%, over the net income of $5,019,660, or $1.55 per share for the year ended December 31, 1999. Per share data for 1999 is restated for the effect of the 100% stock dividend distributed 2000. Primarily responsible for this increase was the growth in net interest income.

	Net interest income increased $1,359,187, or 11.12%, to $13,580,005 in 2000, from $12,220,818 in 1999. This increase in net interest income was the result of an increase in interest revenue of $1,440,460 while interest expense increased by $81,273.
 Net interest income increased primarily due to growth of $18,090,114 in the mortgage loan portfolio funded largely by a decrease of $13,648,377 in the amortized cost of investment securities held to maturity. Decreasing deposit balances offset increased rates, resulting in an increase of $47,198 of deposit interest expense. Interest expense on retail repurchase agreements, which were first offered by the Bank in 2000, was $23,427. The yield on interest-earning assets increased to 7.33% in 2000, from
6.97% in 1999, while the combined yield on deposits and borrowed funds increased to 2.48% from 2.47% for the same periods.

	Noninterest income and noninterest expense increased by 5.60% and 4.54%, respectively, during 2000 compared to 1999.

Net Interest Income

	The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balance of interest-earning assets and funding sources and the various rate spreads between the interest-earning assets and the Company's funding sources. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities. The volume of interest-earning assets and interest-bearing liabilities is affected by the ability to manage the earning-asset portfolio, which includes loans, and the availability of particular sources of funds, such as noninterest bearing deposits.

	The key performance measure for net interest income is the "net margin on interest-earning assets," or net interest income divided by average interest-earning assets. The Company's net interest margin for 2000 was 5.15% compared to 4.77%
for 1999. Because most of the loans of the banks are written with a demand feature, the income of the banks should not change dramatically as interest rates change. Management of the Company expects to maintain the net margin on interest-earning assets.
The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although such expectations are based on management's judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management's expectations cannot be assured.



Average Balances, Interest, and Yields


For the Year Ended
For the Year Ended

December 31, 2000
December 31, 1999

Average


Average



Balance
Interest
Yield
balance
Interest
Yield
Assets






Federal funds sold
    27,035,284
    1,716,303
6.35%
    25,119,944
     1,261,883
5.02%
Interest-bearing deposits
         833,669
          46,110
5.53%
      1,135,879
          59,892
5.27%
Investment securities:






  U. S. Treasury
    52,381,568
    2,877,623
5.49%
    70,035,826
     3,744,040
5.35%
  U. S. Government Agency
    14,102,254
        883,398
6.26%
      5,202,345
        311,991
6.00%
  State and municipal
   11,044,697
        601,367
5.44%
    14,684,452
        775,402
5.28%
  Other
      1,466,086
          34,935
2.38%
         936,104
          26,211
2.80%
   Total investment securities
    78,994,605
     4,397,323
5.57%
    90,858,727
     4,857,644
5.35%
Loans:






  Commercial
    16,670,170
     1,372,165
8.23%
    16,466,323
     1,328,643
8.07%
  Mortgage
  142,159,452
   11,665,502
8.21%
  125,807,308
   10,299,329
8.19%
  Consumer
      5,058,592
        491,445
9.72%
      5,029,127
        480,141
9.55%
   Total loans
  163,888,214
   13,529,112
8.26%
  147,302,758
   12,108,113
8.22%
Allowance for loan losses
      2,091,268


      2,083,668


   Total loans, net of allowance
  161,796,946
   13,529,112
8.36%
  145,219,090
   12,108,113
8.34%
Total interest-earning assets
  268,660,504
   19,688,848
7.33%
  262,333,640
   18,287,532
6.97%
Noninterest-bearing cash
    12,657,560
-

    12,929,195
-

Premises and equipment
      5,774,271
-

      5,537,756
          -

Other assets
      2,155,343
-

      1,898,309
          -

        Total assets
  289,247,678
   19,688,848

  282,698,900
  18,287,532








Interest-bearing Deposits






  Savings and NOW
    82,093,427
     1,530,693
1.86%
    69,549,683
    1,410,850
2.03%
  Money market and supernow
    38,001,007
        946,368
2.49%
    58,167,683
     1,331,935
2.29%
  Other time
    69,455,736
     3,345,163
4.82%
    68,899,821
     3,032,241
4.40%
Total interest-bearing deposits
189,550,170
5,822,224
3.07%
196,617,187
5,775,026
2.94%
Securities sold under agreements to
   repurchase
1,610,141
23,427
1.45%

  -
-

Borrowed funds
         238,965
          14,380
6.02%
         122,984
            3,732
3.03%
Total interest-bearing liabilities
191,399,276
5,860,031
3.06%
196,740,171
5,778,758
2.94%
Noninterest-bearing deposits
    45,144,294
-

    37,290,913
-


  236,543,570
     5,860,031
2.48%
  234,031,084
     5,778,758
2.47%
Other liabilities
         840,761
-

         746,991
-

Stockholders' equity
    51,863,347
          -

    47,920,825
-

        Total liabilities and






        stockholders' equity
  289,247,678
    5,860,031

  282,698,900
    5,778,758








Net interest spread


4.27%


4.03%
Net interest income

  13,828,817


  12,508,774

Net margin on interest-earning assets


5.15%


4.77%

Dividends and interest on tax-exempt securities and loans are reported on fully taxable equivalent basis.




Analysis of Changes in Net Interest Income


Year ended December 31,
Year ended December 31,

2000 compared with 1999
1999 compared with 1998

variance due to
variance due to

Total
Rate
Volume
Total
Rate
Volume
Earning assets






  Interest-bearing deposits
        (13,782)
          2,144
        (15,926)
        (10,865)
       (4,505)
       (6,360)
  Federal funds sold
       454,420
      358,270
         96,150
      (149,935)
     (83,480)
     (66,455)
  Investment securities:






    U. S. Treasury
      (866,417)
       78,086
      (944,503)
     275,529
   (294,797)
     570,326
    U. S. Government Agency
       571,407
       37,412
         533,995
     297,068
       27,411
     269,657
    State, county, and municipals
      (174,035)
       18,144
      (192,179)
       65,144
     (68,909)
     134,053
    Other
            8,724
       (6,115)
           14,839
         2,135
     (37,988)
       40,123
  Loans:






    Commercial
          43,522
       27,072
           16,450
       29,832
   (104,936)
     134,768
    Mortgage
     1,366,173
       26,932
      1,339,241
   (286,167)
   (162,378)
   (123,789)
    Consumer
          11,304
         8,490
             2,814
     (32,571)
     (33,552)
            981
        Total interest revenue
     1,401,316
     550,435
         850,881
     190,170
   (763,134)
     953,304







Interest-bearing liabilities






  Savings and NOW deposits
        119,843
   (134,795)
         254,638
     (82,744)
   (305,159)
     222,415
  Money market and supernow
      (385,567)
       76,250
      (461,817)
   (198,522)
   (205,532)
         7,010
  Other time deposits
        312,922
     288,462
           24,460
   (245,172)
   (440,706)
     195,534
  Other borrowed funds
          34,075
         7,134
           26,941
         3,732
         3,732
            -
        Total interest expense
          81,273
     237,051
      (155,778)
   (522,706)
   (947,665)
     424,959







Net interest income
 $ 1,320,043
 $ 313,384
 $  1,006,659
 $ 712,876
 $ 184,531
 $ 528,345

Dividends and interest on tax-exempt securities and loans are reported on fully taxable equivalent basis. The variance that is both rate/volume related is reported with the rate variance.

Composition of Loan Portfolio

	Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for credit losses, were $161,796,946 and
$145,219,090 during 2000 and 1999, respectively, which constituted 60.22% and 55.36% of average interest-earning assets for the periods. At December 31, 2000, the Company's loan to deposit ratio was 72.68% compared to 63.67% at December 31, 1999, while the 2000 average loans to average deposits were 68.94%. The Company extends loans primarily to customers located in and near Worcester County, Maryland and Sussex County, Delaware. There are no industry concentrations in the Company's loan portfolio. The Company does, however, have a substantial portion of its loans in real estate and its performance will be influenced by the real estate market in the region.



	The following table sets forth the composition of the Company's loan portfolio as of December 31, 2000 and 1999, respectively.

Composition of Loan Portfolio






                                      December 31,
2000      1999







Percent

Percent

Amount
of total
Amount
of total
Commercial
       15,588,946
9.13%
       17,825,019
11.57%
Real estate
     148,468,890
86.94%
     130,378,776
84.62%
Construction
         1,540,376
0.90%
            824,071
0.53%
Consumer
         5,165,742
3.03%
         5,054,669
3.28%
      Total loans
     170,763,954
100.00%
     154,082,535
100.00%
Less allowance for credit losses
         2,192,755

         2,082,031

      Net loans
     168,571,199

     152,000,504







	The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company's loan portfolio as of December 31, 2000.

Loan Maturity Schedule and Sensitivity to Changes in Interest
Rates


December 31, 2000


Over one



One year
through
Over five


or less
five years
years
Total





Commercial
       15,588,946
                   -
                       -
       15,588,946
Real estate
     148,468,890
                   -
                       -
     148,468,890
Construction
         1,540,376
                   -
                       -
         1,540,376
Consumer
            361,180
     4,206,122
            598,440
         5,165,742
      Total
     165,959,392
     4,206,122
            598,440
     170,763,954





Fixed interest rate
            398,948
     4,206,122
            598,440
         5,194,510
Variable interest rate (or demand)
     165,569,444
                   -
                       -
     165,569,444
      Total
     165,959,392
     4,206,122
            598,440
     170,763,954





	As of December 31, 2000, $165,596,808 or 96.96%, of the
total loans were either variable rate loans or loans written on demand.



	The Company has the following commitments, lines of
credit, and letters of credit outstanding as of December 31,
2000
and 1999, respectively.




2000
1999





       Construction loans


 $      2,964,536
 $      9,486,899
       Other loan commitments


         3,192,350
         4,843,120
       Standby letters of credit


         1,412,552
         1,504,241
                Total


 $      7,569,438
 $    15,834,260
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

Loan Quality

	The allowance for credit losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for credit losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the year-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit loss or that additional increases in the credit loss allowance will not be required. The Company has a history of low loan charge-offs.

	For significant problem loans, management's review consists of evaluation of the financial strengths of the borrowers and guarantors, the related collateral, and the effects of economic conditions. The overall evaluation of the adequacy of the total allowance for credit losses is based on an analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions. It is the Company's policy to have each bank evaluate loan portfolio risk for the purpose of establishing an adequate allowance. The banks' target levels for their allowances as a percentage of gross loans range from approximately 1.00% to 1.35%. This allowance may be increased for reserves for specific loans identified as substandard during management's loan review. Generally, the Company will not require a negative provision to reduce the allowance as a result of either net recoveries or a decrease in loans, even though this may cause the allowance as a percentage of gross loans to exceed the Company's target.

	The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. As of December 31, 2000 and 1999, the respective allowances for credit losses were 1.28% and 1.35% of outstanding loans.

	The provision for loan losses was $174,080 in 2000, an increase of $168,335 from the $5,745 provision in 1999. The increased provision is the result of a $56,295 increase in net charge-offs for 2000, which totaled $63,356. Outstanding loans increased 10.83% during the same period.

Allocation of Allowance for Loan Losses








2000

1999

Commercial
 $       167,626
      7.64
%
 $       213,549
    10.26
%
Real estate
          810,790
    36.98

          651,894
    31.31

Construction

          -

               4,120
      0.20

Consumer
          174,003
      7.93

          152,313
      7.31

Commitments
                     -
          -

                     -
        -

General
       1,040,336
    47.45

       1,060,155
    50.92

                Total
 $    2,192,755
  100.00
%
 $    2,082,031
  100.00
%




Allowance for Loan Losses







2000
1999






Balance at beginning of year

 $  2,082,031
 $      2,080,358






Loan losses:




  Commercial

          56,193
               13,628

  Mortgages

                   -
                       -

  Consumer

          10,907
                 8,256

                Total loan losses

          67,100
               21,884






Recoveries on loans previously charged off



  Commercial

             2,386
                 6,504

  Consumer

             1,358
                 8,319

                Total loan recoveries

             3,744
               14,823






Net loan losses

          63,356
                 7,061

Provision for loan losses charged to expense
        174,080
                 5,745

Provision related to commitments

                   -
                 2,989

Balance at end of year

 $  2,192,755
 $       2,082,031






Allowance for loan losses to loans outstanding



 at end of year

1.28%
1.35%






Net charge-offs to average loans

0.04%
0.00%


		As a result of management's ongoing review of the loan portfolio, loans are classified as nonaccrual when it is not reasonable to expect collection of interest under the original terms. These loans are classified as nonaccrual even though the presence of collateral or the borrower's financial strength may be sufficient to provide for ultimate repayment. Interest on nonaccrual loans is recognized only when received. A delinquent loan is generally placed in nonaccrual status when it becomes
90 days or more past due. When a loan is placed in nonaccrual status, all interest that has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. The Company had no nonperforming loans at December 31, 2000 or 1999.

		Where real estate acquired by foreclosure and held for sale is included with nonperforming loans, the result comprises nonperforming assets. There were no nonperforming assets at December 31, 2000 or 1999. Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of December 31, 2000 or 1999.

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

		Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) were 50.93% of average deposits for 2000, compared to 55.60% for 1999.


	As of December 31, 2000, $45,333,736, or 57.60% of the
investment debt securities mature in one year or less. The funds invested in federal funds sold provide liquidity so the banks do not need a large portfolio of securities classified as "available-for-sale." Other sources of liquidity include letters of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks. The total lines of credit available from correspondent banks at December 31, 2000, were $19,000,000.

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

		Interest rate sensitivity may be controlled on either side of the balance sheet. On the asset side, management exercises some control over maturities. Also, loans are written to provide repricing opportunities on fixed rate notes. The Company's investment portfolio, including federal funds sold, provides the most flexible and fastest control over rate sensitivity since it can generally be restructured more quickly than the loan portfolio.

		On the liability side, deposit products are structured to offer incentives to attain the maturity distribution desired.
Competitive factors sometimes make control over deposits more difficult and, therefore, less effective as an interest rate sensitivity management tool.

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

Interest Sensitivity Analysis







December 31, 2000


After three




Within
but within
After one



Three
twelve
but within
After


Months
months
five years
five years
Total
Assets





Earning assets





  Federal funds sold
 $    18,167,527
 $                   -
 $                   -
 $                    -
 $    18,167,527
  Interest-bearing deposits
                       -
            487,000
           297,000
                       -
            784,000
  Investment securities
       18,432,798
       26,900,938
      30,939,822
         4,052,934
       80,326,492
  Loans
     165,596,807
            362,585
        4,206,122
            598,440
     170,763,954
Total earning assets
 $  202,197,132
 $    27,750,523
 $   35,442,944
 $      4,651,374
 $  270,041,973






Liabilities





Interest-bearing liabilities





  Money market
 $    34,896,077
                       -
                      -
                       -
 $    34,896,077
   Savings and NOW deposits
       73,967,825
                       -
                      -
                       -
       73,967,825
   Certificates $100,000 and over
         4,423,581
        6,795,644
        3,961,211

       15,180,436
   Certificates under $100,000
       16,640,329
      28,982,081
      12,584,501

       58,206,911
Securities sold under agreements





   to repurchase
         3,113,671
                       -
                      -
                       -
         3,113,671
Note payable
                3,865
             11,950
             73,633
            142,069
            231,517
Total interest-bearing liabilities
 $  133,045,348
 $   35,789,675
 $   16,619,345

 $         142,069
 $  185,596,437






Period gap
 $    69,151,784
 $   (8,039,152)
 $   18,823,599
 $      4,509,305
 $    84,445,536
Cumulative gap
 $    69,151,784
 $   61,112,632
 $   79,936,231
 $    84,445,536
 $    84,445,536
Ratio of cumulative gap to





   total earning assets
               25.61%
               22.63%
              29.60%
               31.27%
              31.27%



		The table "Investment Securities Maturity
Distribution and Yields" shows that as of December 31, 2000, $45,333,735, or
57.60% of the investment debt securities mature in one year or less. The funds invested in federal funds sold provide liquidity so the banks do not need a large portfolio of securities classified as "available-for-sale." Other sources of liquidity include letters of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks. The total lines of credit available from correspondent banks at December 31, 2000, were $19,000,000.


Investment Securities Maturity Distribution and Yields




December 31, 2000


December 31, 1999


Amount
    Percent


Amount
    Percent

U. S. Treasury securities







  One year or less
    29,941,815
         5.34
 %

    43,479,940
          5.29
 %
  Over one through five years
    17,480,762
         6.36
 %

    22,986,692
          5.11
 %
  Over ten years
      2,428,120
         7.28
 %

      2,108,760
          7.29
 %
Total U.S. Treasury securities
    49,850,697
         5.78
 %

    68,575,392
          5.29
 %








U.S. Government Agencies







  One year or less
      8,750,177
         6.35
 %




  Over one through five years
      9,900,000
         6.46
 %

    10,649,787
          6.08
 %
Total U. S. Government Agencies
    18,650,177
         6.41
 %

    10,649,787
          6.08
 %

State, county, and municipal securities







  One year or less
      6,641,744
         5.67
 %

      5,267,528
          3.56
 %
  Over one through five years
      3,559,060
         6.12
 %

      7,064,654
          3.61
 %
  Over five through ten years
                 -

 %

         100,671
          3.71
 %
  Over ten years
                 -   .

 %

         372,663
          3.45
 %
Total state, county, and municipal securities
    10,200,804
         5.83
 %

    12,805,516
          3.59
 %








Total debt securities







  One year or less
    45,333,736
         5.59
 %

    48,747,468
          5.10
 %
  Over one through five years
    30,939,822
         6.36
 %

    40,701,133
          5.10
 %
  Over five through ten years
                 -
            -
 %

        100,671
          3.71
 %
  Over ten years
      2,428,120
         7.28
 %

      2,481,423
          6.71
 %
Total debt securities
    78,701,678
         5.94
 %

    92,030,695
          5.15
 %








Equity securities
      1,624,814
         2.38
 %

      1,293,336
          3.72
 %








Total securities
    80,326,492
         5.87
 %

    93,324,031
          5.13
 %

Deposits and Other Interest-Bearing Liabilities

	Average interest-bearing liabilities decreased $5,340,895, or 2.71%, to $191,399,276 in 2000, from
$196,740,171 in
1999. Average interest-bearing deposits decreased $7,067,017, or 3.59%, to $189,550,170 in 2000, from $196,617,187 in 1999, while average demand deposits increased $7,853,381, or 21.06% to $45,144,294 in 2000, from $37,290,913 in 1999. At
December 31, 2000, total deposits were $231,926,192, compared to $238,725,852 at December 31, 1999, a decrease of 2.85%.



	The following table sets forth the deposits of the Company by category as of December 31, 2000 and 1999, respectively.


December 31,


2000
1999



Amount
Percent of
deposits

Amount
Percent of
deposits







Demand deposit accounts

 $   49,674,943
21.42%
 $    39,151,702
16.40%
NOW accounts

      39,910,464
17.21%
       41,203,474
17.26%
Money market and Supernow accounts
      34,896,077
15.04%
       52,985,409
22.19%

Savings accounts

      34,057,361
14.68%
       35,254,807
14.77%
Time deposits less than $100,000

      58,206,911
25.10%
       57,312,394
24.01%
Time deposits of $100,000 or more

      15,180,436
  6.55%
       12,818,066
   5.37%
           Total deposits

 $ 231,926,192
100.00%
 $ 238,725,852
100.00%

	Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits decreased $9,162,030 during 2000. This decrease is partially attributable to a migration of funds from insured deposits to the Banks' business sweep account product implemented as retail repurchase agreements. Retail repurchase agreements were first offered in 2000 and had a balance of $3,113,671 at December 31, 2000. Additional decreases in deposit balances may have occurred due to the Company's practice of protecting profitability in an increasing rate environment by increasing rates on deposits less rapidly than some local competitors. Deposits, and particularly core deposits, have been the Company's primary source of funding and have enabled the
Company to meet both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future. The maturity distribution of the Company's time deposits over $100,000 at December 31, 2000, is shown in the following table.

Maturities of Certificates of Deposit
and Other Time Deposits of $100,000 or More







December 31, 2000



After six




After three
through



Within three
through
Twelve
After twelve


months
six months
months
months
Total
Certificates of deposit of $100,000





  or more
 $      4,423,581
 $     1,519,836
 $     5,275,808
 $      3,961,211
 $    15,180,436

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




Noninterest Income

	Noninterest income for 2000 was $1,103,858, compared to noninterest income in 1999 of $1,045,327, an increase of $58,531, or 5.60%. Additional revenues from Credit Card and
VISA Check Card fees contributed $49,710 of this increase.

	The following table presents the principal components of noninterest income for the years ended December 31, 2000 and 1999, respectively.
Noninterest Income




2000
1999






Service charges on deposit accounts


$     724,845
$     724,067
Other noninterest revenue



379,013
321,260
  Total noninterest income



$  1,103,858
$  1,045,327






Noninterest income as a percentage of average total assets

0.38%
0.37%

Noninterest Expense

	Noninterest expense increased by $256,594, or 4.54%, from $5,647,612 in 1999 to $5,904,206 in 2000. Increased personnel costs of $162,545 were due to annual raises and the addition of a fulltime audit position. Furniture and equipment expense increased $160,003 of which approximately $110,000 was attributable to costs associated with the Check Imaging system installed in 1999. Included in noninterest expense in 1999 was property with a book value of $128,806, which was donated to a Worcester County municipality. In 1999, costs of stationery and supplies were above normal due to a branch relocation and costs associated with potential year 2000 computer problems; in 2000, stationery and supplies costs decreased
$47,994, returning to a pre-1999 level.

	The following table presents the principal components of noninterest expense for the years ended December 31, 2000 and 1999, respectively.

Noninterest Expense










2000
1999






Compensation and related expenses



$  3,238,854
$  3,076,309
Occupancy expense



425,767
413,073
Furniture and equipment expense



671,040
511,037
Amortization of intangible assets



62,005
19,721
Advertising



132,784
146,341
Business and product development



57,055
57,649
Courier service



99,466
93,968
Deposit insurance



35,157
37,917
Director fees



72,575
64,120
Dues, donations, and subscriptions



107,114
83,105
Donated real property



   -
128,806
Freight



62,411
57,879
Liability insurance



61,649
64,686
Postage



145,325
155,092
Professional fees



62,660
61,538
Stationery and supplies



261,733
309,727
Telephone



82,256
82,466
Teller machine fees



123,398
110,791
Miscellaneous



202,957
173,387
  Total noninterest expense



$  5,904,206
$  5,647,612






Noninterest expense as a percentage of average total assets

2.04%
2.00%



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

	At December 31, 2000, the Company and the banks exceeded their regulatory capital ratios, as set forth in the following table.

Analysis of Capital



2000

1999

Required
Consolidated
Maryland
Delaware

Consolidated
Maryland
Delaware

Minimums
Company
Bank
Bank

Company
Bank
Bank
Total risk-based capital ratio
8.0%
36.6%
34.5%
 53.0%

38.4%
35.0%
 99.6%
Tier I risk-based capital ratio
4.0%
35.4%
33.3%
 52.0%

37.1%
33.8%
 99.3%
Tier I leverage ratio
3.0%
18.2%
16.6%
 29.6%

17.5%
15.4%
 30.8%

Accounting Rule Changes

FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective
Date of FASB Statement No. 133, delays the effective date of FASB Statement No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company's security portfolio has no derivative instruments. The implementation of this statement is expected to have minimal impact on the Company's financial statements.

	FASB Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is an amendment of FASB Statement No. 133. This statement addresses a limited number of issues causing implementation difficulties for entities that apply Statement No. 133. Specifically, it expands the normal sales and normal purchase exception, redefines the specific risks that can be identified as a hedge risk, revises foreign-currency-denominated assets and liabilities, and discusses intercompany derivatives. The effective date of the Statement is the first fiscal quarter of fiscal years beginning after June 15, 2000.

	FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, is a replacement of Statement No. 125. This statement is intended to develop standards to aid in resolving existing financial accounting and reporting issues when transfers of financial assets occur. Specifically, the statement addresses issues where the transferor has a continuing involvement with the transferred asset or with the transferee, as in transfers with recourse, servicing rights, agreements to reacquire, options written or withheld, or pledges of collateral. The effective date of the Statement is for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31,
2001.

FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, clarifies the application of APB Opinion No. 25. The statement addresses issues such as the definition of an employee, the criteria for determining if a plan qualifies as a noncompensatory plan, the consequence of modifications to the terms of a fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The interpretation is effective July 1, 2000.


Impact of Inflation

	Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company and the banks are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company's performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations,
including those resulting from inflation.   See "Liquidity and
Interest Rate Sensitivity" above.

Item 7. Financial Statements

	In response to this Item, the information included on pages 1 through 22 of the Company's Annual Report to Shareholders for the year ended December 31, 2000, is incorporated herein by reference.

PART III

Item 8. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosures

	Not applicable.

Item 9. Directors and Executive Officers; Compliance with
Section 16(a) of the Exchange Act

	In response to this item, the information included on pages 2 through 3 of the Company's Proxy Statement for Annual
Meeting of Shareholders To Be Held on May 2, 2001, is incorporated herein by reference.

Item 10. Executive Compensation

	In response to this item, the information included on page 4 of the Company's Proxy Statement for Annual Meeting of
Shareholders To Be Held on May 2, 2001, is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and
Management

	In response to this item, the information included on pages 4 through 5 of the Company's Proxy Statement for Annual
Meeting of Shareholders to be held May 2, 2001, is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

	In response to this item, the information included on page 6 of the Company's Proxy Statement for Annual Meeting of
Shareholders to be held May 2, 2001, is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K

(a)	Exhibits

	3.1	Articles of Incorporation of the Company
(incorporated by reference to Exhibit 3.1 of Registration
Statement Form
		 S-4, File No. 33-99762).

	3.2	Bylaws of the Company (incorporated by reference to
Exhibit 3.2 of Registration Statement Form S-4, File No.
		33-99762).

	13	Annual Report to Shareholders for the year ended
December 31, 2000.

	21	Subsidiaries of the Company.

(b)	Reports on Form 8-K

		No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2000.






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

Date:	                      	By:

			James R. Bergey, Jr.
			Director

Date:	                      	By:

	James R. Bergey, Sr.
			Director

Date:	                      	By:

	George H. Bunting, Jr.
			Director

Date:	                      	By:

			John H. Burbage, Jr.
			Director

Date:	                      	By:

			Reese F. Cropper, Jr.
			President, Chief Executive Officer and
Director

Date:	                      	By:

			Reese F. Cropper, III
			Director

Date:	                      	By:

			Hale Harrison
			Director

Date:	                      	By:

			Gerald T. Mason
			Director

Date:	                      	By:

			William H. Mitchell
			Vice President and Director

Date:	                      	By:

			Joseph E. Moore
			Director

Date:	                      	By:

			Michael L. Quillin, Sr.
			Director

Date:	                      	By:

			D. Bruce Rogers
			Director







EXHIBIT 13

ANNUAL REPORT TO SHAREHOLDERS
FOR THE YEAR ENDED DECEMBER 31, 2000

































































Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Financial Statements

December 31, 2000














































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

  Consolidated statements of changes in stockholders' equity
				   4

  Consolidated statements of cash flows
			 5-6

  Notes to consolidated financial statements
				 7-23











Report of Independent Auditors
The Board of Directors and Stockholders
Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Berlin, Maryland


	We have audited the accompanying consolidated balance sheets of Calvin B. Taylor Bankshares,
Inc. and Subsidiaries as of December 31, 2000, 1999, and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calvin B. Taylor
Bankshares, Inc. and Subsidiaries as of December 31,
2000, 1999, and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




									/s/
Rowles & Company, LLP


Salisbury, Maryland
January 8, 2001



Calvin B. Taylor Bankshares, Inc.
and subsidiaries
Consolidated Balance Sheets





December 31,

      2000
      1999
      1998
Assets







Cash and due from banks
 $  13,332,279
 $  18,546,576
 $  12,157,944
Federal funds sold
     18,167,527
     15,877,383
     33,337,435
Interest-bearing deposits
          784,000
          983,000
       1,228,000
Investment securities available for sale
       4,052,934
       3,402,096
       2,997,137
Investment securities held to maturity (approximate market



   value of $76,610,933, $89,352,513, and $80,848,955)
     76,273,558
     89,921,935
     80,275,711
Loans, less allowance for credit losses of $2,192,755,



  $2,082,031, and $2,080,358
   168,571,199
   152,000,504
   139,757,463
Premises and equipment
       5,620,478
       5,858,928
       5,530,566
Accrued interest income
       1,948,199
       1,928,735
       1,869,686
Intangible assets
            99,574
          161,579
            10,603
Deferred income taxes
          107,227
          222,986
            67,354
Other assets
            91,036
            17,076
          231,351

 $289,048,011
 $288,920,798
 $277,463,250




Liabilities and Stockholders' Equity




Deposits



  Noninterest-bearing
 $  49,674,943
 $  39,151,702
 $  36,648,979
  Interest-bearing
   182,251,249
   199,574,150
   193,968,706

   231,926,192
   238,725,852
   230,617,685
Securities sold under agreements to repurchase
       3,113,671
                  -
                  -
Accrued interest payable
          503,519
          424,042
          456,133
Accrued income taxes
          103,818
            56,490
                  -
Mortgage obligation
          231,517
          246,413
                  -
Other liabilities
            84,085
          247,667
            46,233

   235,962,802
   239,700,464
   231,120,051
Stockholders' equity



  Common stock, par value $1 per share; authorized



    10,000,000 shares; issued and outstanding 3,240,000 shares in 2000, 1,620,000 shares in 1999 and 1998
       3,240,000
       1,620,000
       1,620,000
  Additional paid in capital
     17,290,000
     17,290,000
     17,290,000
  Retained earnings
     32,058,498
     30,030,340
     26,954,680

     52,588,498
     48,940,340
     45,864,680
  Accumulated other comprehensive income
          496,711
          279,994
          478,519

     53,085,209
     49,220,334
     46,343,199

 $289,048,011
 $288,920,798
 $277,463,250








The accompanying notes are an integral part of these financial statements.

2



Calvin B. Taylor Bankshares, Inc.
and subsidiaries
Consolidated Statements of Income





               Years Ended December 31,

      2000
      1999
      1998




Interest and dividend revenue



  Loans, including fees
 $13,480,035
 $12,070,649
 $12,383,846
  U. S. Treasury and government agency securities
     3,761,021
     4,056,031
     3,483,434
  State and municipal securities
        410,891
        531,857
        489,430
  Federal funds sold
     1,716,303
     1,261,883
     1,411,818
  Time certificates of deposit
          46,110
          59,892
          70,757
  Equity securities
          25,676
          19,264
          15,890
          Total interest and dividend revenue
   19,440,036
   17,999,576
   17,855,175
Interest expense



  Deposit interest
     5,822,224
     5,775,026
     6,301,464
  Other
          37,807
           3,732
                -
          Total interest expense
     5,860,031
     5,778,758
     6,301,464
          Net interest income
   13,580,005
   12,220,818
   11,553,711
Provision for credit losses
        174,080
           5,745
           1,175
          Net interest income after provision for credit losses
   13,405,925
   12,215,073
   11,552,536
Other operating revenue



  Service charges on deposit accounts
        724,845
        724,067
        691,945
  Other noninterest revenue
        379,013
        321,260
        304,243
          Total other operating revenue
     1,103,858
     1,045,327
        996,188
Other expenses



  Salaries
     2,723,713
     2,554,963
     2,468,954
  Employee benefits
        515,141
        521,346
        583,582
  Occupancy
        425,767
        413,073
        351,601
  Furniture and equipment
        671,040
        511,037
        483,506
  Other operating
     1,568,545
     1,647,193
     1,431,860
          Total other expenses
     5,904,206
     5,647,612
     5,319,503
Income before income taxes and cumulative effect of a change in accounting method
     8,605,577
     7,612,788
     7,229,221
Income taxes
     2,981,019
     2,593,128
     2,472,274
Income before cumulative effect of a change in accounting
method
     5,624,558
     5,019,660
     4,756,947
Cumulative effect of a change in the method of accounting for organization costs, net of taxes of $30,875
                -
                -
       (59,933)
Net income
 $  5,624,558
 $  5,019,660
 $  4,697,014




Earnings per common share



  Income before cumulative effect of a change in accounting
method
 $1.74
 $1.55
 $1.47
  Cumulative effect of a change in the method of accounting for organization costs, net of taxes
             -
                -
           (0.02)
  Net income
 $1.74
 $1.55
 $1.45










The accompanying notes are an integral part of these financial statements.
3



Calvin B. Taylor Bankshares, Inc.
AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
















Accumulated








other




Common stock

Undivided
comprehensive
 Comprehensive

Shares
Par value
    Surplus
profits
income
 income











Balance, December 31, 1997
     810,000
 $   810,000
 $17,290,000
 $24,120,666

 $356,351















Net income
              -
               -
                -
     4,697,014

            -


 $4,697,014

Stock split effected in the form









  of a 100% stock dividend
     810,000
      810,000
                -
      (810,000)

            -




Unrealized gain on investment










  securities available for sale










  net of income taxes
              -
               -
                -
                -

   122,168


      122,168

Comprehensive income








 $4,819,182

Cash dividend, $.33 per share
              -
               -
                -
   (1,053,000)

            -















Balance, December 31, 1998
   1,620,000
   1,620,000
   17,290,000
   26,954,680

   478,519















Net income
              -
               -
                -
     5,019,660

            -


 $5,019,660

Unrealized gain on investment










  securities available for sale










  net of income taxes
              -
               -
                -
                -

  (198,525)


    (198,525)

Comprehensive income








 $4,821,135

Cash dividend, $.60 per share
              -
               -
                -
   (1,944,000)

            -















Balance, December 31, 1999
   1,620,000
   1,620,000
   17,290,000
   30,030,340

   279,994















Net income
              -
               -
                -
     5,624,558

            -


 $5,624,558

Stock split effected in the form









  of a 100% stock dividend
   1,620,000
   1,620,000
                -
   (1,620,000)

            -




Unrealized gain on investment










  securities available for sale










  net of income taxes
              -
               -
                -
                -

   216,717


      216,717

Comprehensive income








 $5,841,275

Cash dividend, $.61 per share
              -
               -
                -
   (1,976,400)

            -















Balance, December 31, 2000
   3,240,000
 $ 3,240,000
 $17,290,000
 $32,058,498

 $496,711







































































































The accompanying notes are an integral part of these financial statements.




4



Calvin B. Taylor Bankshares, Inc.
and Subsidiaries




Consolidated Statements of Cash Flows









Years Ended December 31,

      2000
      1999
      1998




Cash flows from operating activities



  Interest received
 $19,291,291
 $17,649,136
 $17,484,837
  Fees and commissions received
     1,080,633
     1,029,416
        996,155
  Interest paid
   (5,780,554)
   (5,810,849)
   (6,312,142)
  Cash paid to suppliers and employees
   (5,371,499)
   (4,864,057)
   (4,932,100)
  Income taxes paid
   (2,954,290)
   (2,413,486)
   (2,556,102)

     6,265,581
     5,590,160
     4,680,648




Cash flows from investing activities



  Proceeds from maturities of investment securities
   49,458,000
   39,025,000
   45,815,000
  Purchase of investment securities held to maturity
  (35,978,105)
  (49,108,227)

(62,741,560)
  Certificates of deposits purchased, net of maturities
        199,000
        245,000
           1,000
  Loans made, net of principal collected
  (16,744,775)
  (12,248,786)
     7,435,183
  Sale (purchase) of foreclosed real estate
                -
         39,000
        (39,000)
  Purchases of and deposits on premises, equipment,



    software, and other intangibles
      (443,405)
      (776,547)
   (1,724,341)
  Proceeds from sale of equipment
              423
           2,400
                -

   (3,508,862)
  (22,822,160)

(11,253,718)




Cash flows from financing activities



  Net increase (decrease) in



     Time deposits
     3,256,887
        452,474
     6,675,598
     Other deposits
  (10,056,547)
     7,655,693
   17,148,889
     Securities sold under agreements to repurchase
     3,113,671
                -
                -
  Payments on capital lease and mortgage obligations
        (18,483)
          (3,587)
        (61,720)
  Dividends paid
   (1,976,400)
   (1,944,000)
   (1,053,000)

   (5,680,872)
     6,160,580
   22,709,767




Net increase (decrease) in cash and cash equivalents
   (2,924,153)
  (11,071,420)
   16,136,697




Cash and cash equivalents at beginning of year
   34,423,959
   45,495,379
   29,358,682
Cash and cash equivalents at end of year
 $31,499,806
 $34,423,959
 $45,495,379
























The accompanying notes are an integral part of these financial statements.
5



Calvin B. Taylor Bankshares, Inc.
and Subsidiaries




Consolidated Statements of Cash Flows
(Continued)





Years Ended December 31,

      2000
      1999
      1998




Reconciliation of net income to net cash provided by



   operating activities



    Net income
 $  5,624,558
 $  5,019,660
 $  4,697,014




   Adjustments to reconcile net income to net cash



      provided by operating activities



        Depreciation and amortization
        498,612
        418,403
        437,177
        Provision for credit losses
        174,080
           5,745
           1,175
        Deferred income taxes
        (20,599)
        (30,721)
        (40,160)
        Amortization of premiums and accretion of discounts,
net
      (129,281)
      (291,392)
      (324,542)
        Charitable donation of property
                -
        128,806
                -
        (Gain) loss on disposition of assets
           1,564
          (2,400)
           5,860
        Decrease (increase) in



           Accrued interest receivable
        (19,464)
        (19,464)
        (79,263)
           Other assets
        (73,960)
        135,690
        (55,313)
        Increase (decrease) in



           Accrued interest payable
         79,477
        (32,091)
         22,789
           Accrued income taxes
         47,328
         56,490
        (21,527)
           Other liabilities
         83,266
        201,434
         37,438

 $  6,265,581
 $  5,590,160
 $  4,680,648
























Noncash Activity



        Property acquired by issuance of debt
 $             -
 $     250,000
 $             -












































The accompanying notes are an integral part of these financial statements.
6


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

	Principles of consolidation
		The consolidated financial statements of Calvin B. Taylor Bankshares, Inc. include the accounts of its wholly owned subsidiaries, Calvin B. Taylor Banking Company and Calvin
B. Taylor Bank of Delaware. All significant intercompany balances and transactions have been eliminated in consolidation.

	Cash equivalents
		For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Federal funds are purchased and sold for one-day periods.

	Investment securities
		As securities are purchased, management determines if the securities should be classified as held to maturity or available for sale. Securities which management has the intent and ability to hold to maturity are recorded at amortized cost which is cost adjusted for amortization of premiums and accretion of discounts to maturity. Securities classified as available-for-sale are recorded at fair value.

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

		The allowance for credit losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent risks in the loan portfolio. The minimum range of the allowance for loan losses is calculated by applying risk-weighted percentages to loans based on their delinquency and underlying collateral. The portion of the allowance that is a result of geographic and industry concentrations and current economic conditions is not allocated to specific loans. At December 31, 2000, the allowance included approximately $1,040,000 that was not allocated to specific loans. Management has historically maintained the allowance at a level of approximately 1.30% to 1.35% of gross loans.

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

	Advertising
		Advertising costs are expensed as incurred.

	Income taxes
		The provision for income taxes includes taxes payable for the current year and deferred income taxes.
Deferred
income taxes are provided for the temporary differences between financial and taxable income. Tax expense and tax benefits are allocated to the banks and company based on their proportional share of taxable income.

	Per share data
		Earnings per common share and dividends per common share are determined by dividing net income and dividends by the 3,240,000 shares outstanding, giving retroactive effect to the stock dividends distributed.

2.	Cash and Due From Banks

		The Company normally carries balances with other banks that exceed the federally insured limit. The average balances carried in excess of the limit, including unsecured federal funds sold to the same banks, were $27,192,359 for 2000, $25,041,212 for 1999, and $26,371,278 for 1998.

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

		Investment securities are summarized as follows:



Amortized
Unrealized
Unrealized
Market


       cost
      gains
    losses
     value

December 31, 2000





Available for sale





  U.S. Treasury
 $  1,993,753
 $434,367
 $         -
 $  2,428,120

  Equity
     1,249,941
   374,873
            -
     1,624,814


 $  3,243,694
 $809,240
 $         -
 $  4,052,934







Held to maturity





  U.S. Treasury
 $47,422,577
 $285,916
 $  37,823
 $47,670,670

  U.S. Government agency
   18,650,177
     97,563
       1,412
   18,746,328

  State and municipal
   10,200,804
     16,051
     22,920
   10,193,935


 $76,273,558
 $399,530
 $  62,155
 $76,610,933







December 31, 1999





Available for sale





  U.S. Treasury
 $  1,993,463
 $115,297
 $         -
 $  2,108,760

  Equity
        952,467
   346,869
       6,000
     1,293,336


 $  2,945,930
 $462,166
 $    6,000
 $  3,402,096

Held to maturity





  U.S. Treasury
 $66,466,632
 $    7,153
 $386,382
 $66,087,403

  U.S. Government agency
   10,649,787
            -
   119,085
   10,530,702

  State and municipal
   12,805,516
          785
     71,893
   12,734,408


 $89,921,935
 $    7,938
 $577,360
 $89,352,513













December 31, 1998





Available for sale





  U.S. Treasury
 $  1,993,174
 $487,625
 $         -
 $  2,480,799

  Equity
        224,363
   291,975
           -
       516,338


 $  2,217,537
 $779,600
 $         -
 $  2,997,137

Held to maturity





  U.S. Treasury
 $ 64,826,398
 $504,666
 $  14,311
 $65,316,753

  U.S. Government agency
     1,000,000
          157
         469
       999,688

  State and municipal
   14,449,313
     87,156
      3,955
   14,532,514


 $ 80,275,711
 $591,979
 $  18,735
 $80,848,955

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











     December 31, 2000
     December 31, 1999
     December 31, 1998


Amortized
Market
Amortized
Market
Amortized
Market


      cost
   value
      cost
   value
      cost
   value









Available for sale due







  After ten years
   1,993,753
   2,428,120
   1,993,463
   2,108,760
   1,993,174
   2,480,799









Held to maturity due







  In one year or less
45,333,736
45,313,048
49,004,373
48,908,330
33,406,599
33,531,104

  After one year







    through five years
  30,939,822
  31,297,885
  40,917,562
  40,444,183
  46,869,112
  47,317,851


76,273,558
76,610,933
89,921,935
89,352,513
80,275,711
80,848,955









Pledged securities
19,985,861
20,097,350
   4,592,597
   4,562,493
   5,094,242
   5,150,876

		Investments are pledged to secure deposits of federal and local governments. Pledged securities also serve as collateral for securities sold under agreements to repurchase.

 4.	Lines of Credit

		The Company has available lines of credit, including overnight federal funds, reverse repurchase agreements and letters of credit, totaling $19,000,000 as of December 31, 2000, $19,000,000 as of December 31, 1999, and
$15,000,000 as of December 31, 1998.

 5.	Loans and Allowance for Credit Losses

		Major classifications of loans are as follows:



      2000
      1999
      1998






Demand and time
 $ 15,588,946
 $ 17,825,019
 $ 16,253,621

Mortgage
  148,468,890
  130,378,776
  118,837,336

Construction
      1,540,376
         824,071
      1,795,952

Installment
      5,165,742
      5,054,669
      4,950,912


  170,763,954
  154,082,535
  141,837,821

Allowance for credit losses
      2,192,755
      2,082,031
      2,080,358

Loans, net
 $168,571,199
 $152,000,504
 $139,757,463




Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


 5.	Loans and Allowance for Credit Losses (Continued)

	The rate repricing distribution of the loan portfolio follows:



      2000
      1999
      1998






Immediately
 $ 165,596,389
 $ 149,036,842
 $ 136,750,569

Within one year
           425,689
           302,886
           522,434

Over one to five years
        4,114,779
        4,258,632
        4,223,521

Over five years
           627,097
           484,175
           341,297


  $170,763,954
  $154,082,535
  $141,837,821

	Outstanding loan commitments and letters of credit are as follows:


Loan commitments




  Construction and land development
 $   2,964,536
 $   9,486,899
 $   1,470,375

  Other
      3,192,350
      4,843,120
      6,012,019


 $   6,156,886
 $ 14,330,019
 $   7,482,394






Standby letters of credit




  Secured by deposits
 $   1,229,669
 $   1,380,593
 $   1,200,650

  Other
         182,883
         123,648
         187,215


 $   1,412,552
 $   1,504,241
 $   1,387,865

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

		Transactions in the allowance for credit losses were as follows:



      2000
      1999
      1998






Beginning balance
 $ 2,082,031
 $ 2,080,358
 $ 2,080,798

Provision charged to operations
      174,080
          5,745
          1,175

Recoveries
          3,744
        14,823
        14,479


    2,259,855
    2,100,926
    2,096,452

Loans charged off
        67,100
        21,884
        13,105


    2,192,755
    2,079,042
    2,083,347

Change in allowance related to loan commitments
               -
         (2,989)
          2,989


 $ 2,192,755
 $ 2,082,031
 $ 2,080,358

Ending balance




		Amounts past due 90 days or more, and still accruing interest, are as follows:



December 31,


2000
1999
1998






Demand and time
 $     39,576
 $     50,371
 $    303,500

Mortgage
      263,237
               -
      194,622

Installment
        18,296
          1,346
          6,887


 $    321,109
 $     51,717
 $    505,009

		Management has identified no impaired or nonaccrual loans at December 31, 2000, 1999, and 1998.

 6.	Premises and Equipment

		A summary of premises and equipment and the related depreciation is as follows:



Estimated useful life
      2000
      1999
      1998







Land

 $1,891,950
 $1,891,950
 $2,506,475

Premises
5 - 50 years
   4,645,138
   4,602,879
   4,253,722

Furniture and equipment
5 - 40 years
   3,742,681
   3,678,167
   2,875,819



 10,279,769
 10,172,996
   9,636,016

Accumulated depreciation

   4,659,291
   4,314,068
   4,105,450

Net premises and equipment

 $5,620,478
 $5,858,928
 $5,530,566







Depreciation expense

 $   436,608
 $   398,682
 $   340,304

		Real estate with an original cost of $250,000 is pledged to secure a note payable with balances of $231,517 and $246,413 as of December 31, 2000 and 1999, respectively.


Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


 7.	Lease Commitments

		The Company leases the land on which the Route 50 branch is located and the branch office in South Pocomoke.
Lease obligations will require payments as follows:





Minimum


   Period

  rentals







2001

 $  28,162


2002

     28,162


2003

     15,000


2004

     15,000


2005

     15,000


Remaining years

     55,000




 $156,324

			The Route 50 lease expires August 31, 2009.

		The South Pocomoke lease provides for an increase in rent every five years based on the consumer price index.
The lease expires January 1, 2003. The leased branch office in South Pocomoke has been consolidated into another
Pocomoke branch. The current leased facilities are being used as storage until more suitable storage is found. All costs associated with the properties, including real estate taxes, are obligations of the Company.

 8.	Deposits

		Major classifications of interest-bearing deposits are as follows:



       2000
       1999
       1998






Money market
 $  34,896,077
 $  52,985,409
 $  57,683,937

Savings and NOW
    73,967,825
    76,458,281
    66,606,783

Other time
    73,387,347
    70,130,460
    69,677,986


 $182,251,249
 $199,574,150
 $193,968,706

		Included in other time deposits are certificates of deposit of $100,000 or more with the following maturities:



Three months or less
 $   4,423,581
 $   1,394,088
 $   3,962,747

Over three through twelve months
      6,795,644
      9,356,422
      9,453,247

Over one through five years
      3,961,211
      2,067,556
      1,181,142


 $  15,180,436
 $  12,818,066
 $  14,597,136






Interest expense
 $      680,474
 $      550,206
 $      646,110






Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


 9.	Mortgage Obligation

		The Company purchased real estate, financing 100% of the purchase price. The 6% mortgage has a final maturity of September, 2011.

		Maturities of this mortgage are as follows:




2001


 $  15,815


2002


     16,790


2003


     17,826


2004


     18,925


2005


     20,092


Remaining years


   142,069





 $231,517


10.	Securities Sold Under Agreements to Repurchase

	The Bank has repurchase agreements that are collateralized by government agency securities owned by the Bank.
During the year ended December 31, 2000, the following applied to these repurchase agreements:




 $  4,557,860

Maximum month-end amount outstanding

    1,610,688

Average amount outstanding

1.45%

Average rate paid during the year



Investment securities underlying the agreements at year end

   13,988,545

  Carrying value

   14,105,150

  Estimated fair value



11.	Profit Sharing and Pension Plans

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

		The Company terminated its defined benefit pension plan during 1999. The plan covered substantially
	all of the employees. Benefits were based on years of service and the employee's average rate of earnings for the final five full years before retirement. The total cost of the pension and profit sharing plans for 2000, 1999, and 1998, were $119,307, $155,869, and $115,840, respectively.












Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


12.	Other Operating Expenses

		The components of other operating expenses follow:


      2000
      1999
      1998






Amortization of intangible assets
 $    62,005
 $    19,721
 $      6,064

Advertising
     132,784
     146,341
     141,736

Business and product development
       57,055
       57,649
     118,252

Courier service
       99,466
       93,968
       78,900

Deposit insurance
       35,157
       37,917
       19,499

Director fees
       72,575
       64,120
       71,170

Dues, donations, and subscriptions
     107,114
       83,105
       64,451

Donated real property
              -
     128,806
              -

Freight
       62,411
       57,879
       60,697

Liability insurance
       61,649
       64,686
       68,460

Postage
     145,325
     155,092
     154,295

Professional fees
       62,660
       61,538
       82,128

Stationery and supplies
     261,733
     309,727
     266,527

Telephone
       82,256
       82,466
       72,682

ATM fees
     123,398
     110,791
       84,720

Miscellaneous
     202,957
     173,387
     142,279


 $1,568,545
 $1,647,193
 $1,431,860

13.	Income Taxes

		The components of income tax expense, including taxes related to the change in accounting method for organization costs, are as follows:


      2000
      1999
      1998

Current




  Federal
 $2,674,450
 $2,369,389
 $2,218,578

  State
      327,168
      254,460
      262,981


   3,001,618
   2,623,849
   2,481,559

Deferred
      (20,599)
      (30,721)
      (40,160)


 $2,981,019
 $2,593,128
 $2,441,399

		The components of the deferred tax benefit are as follows:


    2000
    1999
    1998






Provision for credit losses
 $   (40,495)
 $         243
 $        (400)

Pension expense
              -
      (13,973)
              -

Depreciation
        13,987
      (35,808)
        (7,511)

Discount accretion
        (1,656)
         2,795
      (12,412)

Health insurance premium deposits
              27
         8,486
         4,837

Organization costs
         7,538
         7,536
      (24,674)


 $   (20,599)
 $   (30,721)
 $   (40,160)
15


Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


13.	Income Taxes (Continued)

		The components of the net deferred tax assets are as follows:



2000
1999
1998






Deferred tax asset




  Allowance for credit losses
 $603,025
 $562,530
 $562,773

  Health insurance premium deposits
            -
           27
       8,513

  Organization costs
       9,600
     17,138
     24,674


   612,625
   579,695
   595,960






Deferred tax liabilities




  Depreciation
   182,950
   168,963
   204,771

  Pension
            -
            -
     13,973

  Discount accretion
       9,920
     11,576
       8,781

  Unrealized gain on securities available for sale
   312,528
   176,170
   301,081


   505,398
   356,709
   528,606


 $107,227
 $222,986
 $  67,354

		A reconciliation of the provision for taxes on income from the statutory federal income tax rates to the effective income tax rates follows:


Statutory federal income tax rate
 34.0
%

 34.0
%

 34.0
 %

Increase (decrease) in tax rate resulting from









  Tax-exempt income
 (1.9)


 (2.0)


 (2.2)


  State income taxes net of federal income tax benefit
   2.5


   2.1


   2.4



 34.6
%

 34.1
%

 34.2
 %




















Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


14.	Fair Value of Financial Instruments

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




      December 31, 2000
        December 31, 1999
        December 31, 1998


Carrying
Fair
Carrying
Fair
Carrying
Fair


     amount
     value
     amount
     value
     amount
     value









Financial assets







  Cash and due from







   banks
 $ 13,332,279
 $ 13,479,427
 $ 18,546,576
 $ 18,660,884
 $ 12,157,944
 $ 12,284,957

  Federal funds sold
    18,167,527
    18,167,527
    15,877,383
    15,877,383
    33,337,435
    33,337,435

  Interest-bearing







   deposits
         784,000
         784,116
         983,000
         979,200
      1,228,000
      1,236,676

  Investment







   securities
    80,326,492
    80,663,867
    93,324,031
    92,754,609
    83,272,848
    83,846,092

  Loans, net
  168,571,199
  168,610,107
  152,000,504
  151,961,767
  139,757,463
  139,771,766

  Accrued interest







   receivable
      1,948,199
      1,948,199
      1,928,735
      1,928,735
      1,869,686
      1,869,686









Financial liabilities







  Noninterest-bearing







   deposits
 $ 49,674,943
 $ 49,674,943
 $ 39,151,702
 $ 39,151,702
 $ 36,648,979
 $ 36,648,979

  Interest-bearing







   deposits
  182,251,249
  182,263,290
  199,574,150
  199,607,450
  193,968,706
  194,296,343

  Mortgage obligation
         231,517
         210,648
         246,413
         246,413
                 -
                 -

  Accrued interest







   payable
         503,519
         503,519
         424,042
         424,042
         456,133
         456,133

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

Notes to Consolidated Financial Statements


14.	Fair Value of Financial Instruments (Continued)

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

		It is not practicable to estimate the fair value of outstanding loan commitments, unused lines, and letters of credit.

15.	Related Party Transactions

		The executive officers and directors of the Company enter into loan transactions with the Banks in the ordinary course of business. The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions.




    2000
    1999
    1998






Beginning balance
 $  9,231,028
 $8,641,536
 $9,466,973

Advances
     5,356,617
   3,095,000
   3,034,421


   14,587,645
 11,736,536
 12,501,394

Repayments
     3,567,151
   1,624,714
   3,836,363

Other changes
   (1,272,750)
      880,794
        23,495

Ending balance
 $12,293,244
 $9,231,028
 $8,641,536






		The Company obtains legal services from a law firm in which one of the principal attorneys is also a member of the Board of Directors. Fees charged for these services are at similar rates charged by unrelated law firms for similar legal work. Amounts paid to this related party totaled $1,805 and $3,746 during the years ended December 31, 2000 and 1999.

















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






Minimum

To be well




Actual

capital adequacy

capitalized



(in thousands)
Amount
Ratio

Amount
Ratio

Amount
Ratio















           December 31, 2000











Total capital











  (to risk weighted assets)
 $ 54,451
36.6%

 $ 11,897
8.0%

 $ 14,871
10.0%



Tier 1 capital











  (to risk-weighted assets)
 $ 52,588
35.4%

 $   5,948
4.0%

 $   8,923
6.0%



Tier 1 capital











  (to average fourth quarter assets)
 $ 52,588
18.2%

 $ 11,806
4.0%

 $ 14,757
5.0%















           December 31, 1999











Total capital











  (to risk weighted assets)
 $ 50,589
38.4%

 $ 10,520
8.0%

 $ 13,150
10.0%



Tier 1 capital











  (to risk-weighted assets)
 $ 48,940
37.1%

 $   5,260
4.0%

 $   7,890
6.0%



Tier 1 capital











  (to average fourth quarter assets)
 $ 48,940
17.5%

 $ 11,691
4.0%

 $ 14,614
5.0%















           December 31, 1998











Total capital











  (to risk weighted assets)
 $ 47,413
38.4%

 $   9,873
8.0%

 $ 12,342
10.0%



Tier 1 capital











  (to risk-weighted assets)
 $ 45,864
37.2%

 $   4,937
4.0%

 $   7,405
6.0%



Tier 1 capital











  (to average fourth quarter assets)
 $ 45,864
17.5%

 $ 10,513
4.0%

 $ 13,142
5.0%



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

		In the most recent regulatory report, the Company
was determined to be well capitalized.  Management has no
plans which should change the classification of the capital
adequacy.
19


Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

17.	Parent Company Financial Information


December 31,

Balance Sheets
      2000
      1999
      1998

Assets

Cash and due from banks
 $         9,110
 $     151,751
 $       57,056

Interest-bearing deposits
          75,505
        100,000
        500,000

Securities available for sale
     1,624,814
     1,293,336
        516,338

Investment in subsidiary banks
   49,806,120
   46,061,690
   43,609,263

Premises and equipment
     1,609,939
     1,639,139
     1,668,338

Other assets
          22,445
          18,241
            8,721

          Total assets
 $ 53,147,933
 $ 49,264,157
 $ 46,359,716






Liabilities and Stockholders' Equity

Liabilities




  Deferred income taxes
 $       62,724
 $       43,823
 $       16,517

Stockholders' equity




  Common stock
     3,240,000
     1,620,000
     1,620,000

  Additional paid-in capital
   17,290,000
   17,290,000
   17,290,000

  Retained earnings
   32,058,498
   30,030,340
   26,954,680

  Accumulated other comprehensive income
        496,711
        279,994
        478,519

          Total stockholders' equity
   53,085,209
   49,220,334
   46,343,199

          Total liabilities and stockholders' equity
 $ 53,147,933
 $ 49,264,157
 $ 46,359,716







Years Ended December 31,

Statements of Income
      2000
      1999
      1998






Interest revenue
 $         3,690
 $       10,240
 $       33,467

Dividend revenue
          25,676
          19,264
          15,890

Dividends from subsidiaries
     2,076,400
     2,344,000
     1,803,000

Equity in undistributed income of subsidiaries
     3,548,585
     2,680,964
     2,906,079

Rental income
            2,700
            2,925
            2,700


     5,657,051
     5,057,393
     4,761,136

Expenses




  Occupancy
          24,898
          31,570
            8,027

  Furniture and equipment
            1,904
            3,423
            2,280

  Other
          15,168
          12,418
          65,760


          41,970
          47,411
          76,067

Income before income taxes
     5,615,081
     5,009,982
     4,685,069

Income taxes (benefit)
          (9,477)
          (9,678)
        (11,945)

Net income
 $  5,624,558
 $  5,019,660
 $  4,697,014
20


Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

17.	Parent Company Financial Information (Continued)



Years Ended December 31,


      2000
      1999
      1998

Statements of Cash Flows




Cash flows from operating activities




  Interest and dividends received
 $  2,105,906
 $  2,375,011
 $  1,852,499

  Rental payments received
           2,700
           2,925
           2,700

  Cash paid for operating expenses
        (19,969)
        (18,211)
        (35,660)

  Income taxes refunded
          18,101
           7,074
              808


     2,106,738
     2,366,799
     1,820,347

Cash flows from investing activities




  Organization costs reimbursed
                -
                -
          58,912

  Purchase of premises and equipment
                -
                -
      (800,637)

  Purchase of equity securities
      (297,474)
      (728,104)
      (224,363)

  Redemption of certificate of deposit
        100,000
        400,000
                -


      (197,474)
      (328,104)
      (966,088)

Cash flows from financing activities




  Dividends paid
    (1,976,400)
    (1,944,000)
    (1,053,000)

Net increase (decrease) in cash
        (67,136)
          94,695
      (198,741)






Cash at beginning of year
        151,751
          57,056
        255,797

Cash at end of year
 $       84,615
 $     151,751
 $       57,056











Reconciliation of net income to net cash




   provided by operating activities




    Net income
 $  5,624,558
 $  5,019,660
 $  4,697,014

    Adjustments to reconcile net income to net




       cash used in operating activities




        Undistributed net income of subsidiary
    (3,548,585)
    (2,680,964)
    (2,906,079)

        Amortization and depreciation
          29,200
          29,200
          38,320

        Increase (decrease) in deferred income taxes




          and other liabilities
           5,769
           8,423
          (2,784)

        Decrease (increase) in other assets
          (4,204)
          (9,520)
          (6,124)


 $  2,106,738
 $  2,366,799
 $  1,820,347









21
Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


18.	Quarterly Results of Operations (Unaudited)

















Three months ended



December 31,

September 30,

June 30,


March 31,














2000












Interest revenue

 $5,059,947


 $5,056,443


 $4,678,198


 $4,645,448

Interest expense

  1,527,302


  1,498,739


  1,400,906


  1,433,084

Net interest income

  3,532,645


  3,557,704


  3,277,292


  3,212,364

Provision for credit losses

       68,000


       23,000


       41,000


       42,080

Net income

  1,438,189


  1,583,917


  1,306,325


  1,296,127

Comprehensive income

  1,502,283


  1,665,605


  1,308,822


  1,364,565

Earnings per share

 $0.44


 $0.49


 $0.40


 $0.40



























1999












Interest revenue

 $4,607,224


 $4,669,910


 $4,410,901


 $4,311,541

Interest expense

  1,439,769


  1,439,279


  1,407,424


  1,492,286

Net interest income

  3,167,455


  3,230,631


  3,003,477


  2,819,255

Provision for credit losses

       (7,980)


         8,670


         4,355


            700

Net income

  1,273,784


  1,402,034


  1,299,830


  1,044,012

Comprehensive income

  1,611,696


  1,200,713


  1,111,686


     897,040

Earnings per share

 $0.39


 $0.43


 $0.40


 $0.32



























1998












Interest revenue

 $4,543,201


 $4,622,908


 $4,371,535


 $4,317,531

Interest expense

  1,624,594


  1,660,900


  1,520,731


  1,495,239

Net interest income

  2,918,607


  2,962,008


  2,850,804


  2,822,292

Provision for credit losses

              -


         1,175


              -


              -

Net income

  1,117,550


  1,292,315


  1,133,473


  1,153,676

Comprehensive income

  1,057,343


  1,424,048


  1,187,829


  1,149,962

Earnings per share

 $0.34


 $0.40


 $0.35


 $0.36












22


























































This statement has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

23







21