Form 10-Q
period 2001-03-31
TAYLOR CALVIN B BANKSHARES INC
filed 2001-05-11
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2001

Commission File Number:  0001003986

CALVIN B. TAYLOR BANKSHARES, INC.

I.R.S. Employer Identification No.: 52-1948274
State of incorporation: Maryland

Address of principal executive offices: 24 North Main
Street,  Berlin,  Maryland  21811
Issuer's telephone number: (410) 641-1700


Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Exchange Act during the preceding 12
months (or for such shorter period that the registrant
was required to file such reports), and (2) has been
subject to such filing requirements for the past 90
days.   YES    X  	NO


State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest
practicable date:	The registrant had 3,240,000 shares
of common stock ($1.00 par) outstanding as of April 30, 2001.


Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Form 10-Q
Index


Part I  -	Financial Information

Item 1	Consolidated Financial Statements
	Consolidated Balance Sheets
	Consolidated Statements of Income
	Consolidated Statements of Cash Flows
	Notes to Financial Statements

Item 2	Management's Discussion and Analysis of
Financial Condition
and Results of Operation

Item 3	Quantitative and Qualitative Disclosures
About Market RiskS

Part II -	Other Information

Item 1	Legal Proceedings
Item 2	Changes in Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Submission of Matters to a Vote of Security
Holders
Item 5	Other Information
Item 6	Exhibits and Reports on Form 8-K


Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Part I - Financial Information
Consolidated Statements of Condition

                                              (unaudited)
                                                 March            December
                                                  2001              2000
                  Assets
Cash and due from banks                      15,163,920        13,332,279
Federal funds sold                           26,341,018        18,167,527
Interest-bearing deposits                       784,000           784,000
Investment securities available for sale      4,073,081         4,052,934
Investment securities held to maturity
  (approximate fair value of $60,604,000
   and $68,152,000)                          59,840,687        76,273,558
Loans, less allowance for credit losses
  of $2,192,755 and $2,192,755              173,242,632       168,571,199
Premises and equipment                        5,719,473         5,620,478
Accrued interest income                       1,682,066         1,948,199
Deferred income taxes                           105,563           107,227
Other assets                                    215,522           190,610
                                            287,167,962       289,048,011

   Liabilities and Stockholders' Equity
Deposits
  Noninterest-bearing                        46,946,416        49,674,943
  Interest-bearing                          181,307,274       182,251,249
                                            228,253,690       231,926,192
Securities sold under agreements to repurch   2,993,308         3,113,671
Accrued interest payable                        510,606           503,519
Note payable                                    227,652           231,517
Accrued income taxes                            728,658           103,818
Other liabilities                                 9,338            84,085
                                            232,723,252       235,962,802
Stockholders' equity
  Common stock, par value $1 per share
   authorized 10,000,000 shares, issued and
   issued and outstanding 3,240,000 shares    3,240,000         3,240,000
  Additional paid in capital                 17,290,000        17,290,000
  Retained earnings                          33,415,354        32,058,498
                                             53,945,354        52,588,498
  Net unrealized gain on securities
   available for sale                           499,356           496,711
                                             54,444,710        53,085,209
                                            287,167,962       289,048,011





Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

                                           For the three months ended
                                                March 31
                                                  2001              2000
Interest and dividend revenue
  Loans, including fees                       3,576,124         3,263,760
  U.S. Treasury and Agency securities           896,411           953,832
  State and municipal securities                 94,413           106,306
  Federal funds sold                            261,284           300,507
  Deposits with banks                            11,972            11,936
  Equity securities                              14,703             9,107
          Total interest and dividend reven   4,854,907         4,645,448

Interest expense
  Deposit interest                            1,513,256         1,428,192
  Other                                          16,043             4,892
          Total interest expense              1,529,299         1,433,084

          Net interest income                 3,325,608         3,212,364

Provision for credit losses                         -              42,080
          Net interest income after
            provision for credit losses       3,325,608         3,170,284

Other operating revenue
  Service charges on deposit accounts           202,387           174,433
  Miscellaneous revenue                          82,513            68,962
          Total other operating revenue         284,900           243,395

Other expenses
  Salaries and employee benefits                842,147           724,623
  Occupancy                                     128,032           170,312
  Furniture and equipment                       142,470           236,848
  Other operating                               412,570           309,880
          Total other expenses                1,525,219         1,441,663

Income before income taxes                    2,085,289         1,972,016
Income taxes                                    728,433           675,889

Net income                                    1,356,856         1,296,127

Basic earnings per share                           0.42              0.40






Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

                                           For the three months ended
                                               March 31,
                                                  2001              2000
Cash flows from operating activities
  Interest received                           5,087,621         4,889,441
  Fees and commissions received                 319,770           259,339
  Interest paid                              (1,522,212)       (1,442,414)
  Cash paid to suppliers and employees       (1,522,349)       (1,317,518)
  Income taxes paid                            (103,593)          (62,082)
                                              2,259,237         2,326,766
Cash flows from investing activities
  Proceeds from maturities of investment se  20,465,000        21,120,000
  Purchase of investment securities held to  (4,014,548)         (105,010)
  Certificates of deposit purchased, net of         -             100,000
  Purchases of premises, equipment, and int    (253,395)         (126,779)
  Loans made, net of principal collected     (4,671,433)       (8,232,387)
  Proceeds from sales of equipment               17,000               423
                                             11,542,624        12,756,247
Cash flows from financing activities
  Net change in time deposits                   501,653        (2,156,531)
  Net change in other deposits               (4,174,155)       (8,803,803)
  Net change in repurchase agreements          (120,363)              -
  Payment on mortgage obligation                 (3,865)           (8,453)
  Dividend paid                                     -                 -
                                             (3,796,730)      (10,968,787)

Net increase (decrease) in cash              10,005,132         4,114,226
Cash and equivalents at beginning of period  31,499,806        34,423,959
Cash and equivalents at end of period        41,504,938        38,538,185

Reconciliation of net income to net cash provided
  from operating activities
  Net income                                  1,356,856         1,296,127
  Adjustments
    Depreciation and amortization               116,872           119,862
    Deferred income tax                             -                 -
    Provision for loan losses                       -              42,080
    Security discount accretion, net of premium
      amortization                              (33,419)             (200)
    (Gain) loss on disposition of assets            -                 -
    Decrease (increase) in accrued interest
      receivable and other assets               261,748           260,137
    Increase (decrease) in accrued interest
      payable and other liabilities             557,180           608,760
                                              2,259,237         2,326,766


Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Notes to Financial Statements


1.	Basis of Presentation

		The accompanying unaudited consolidated
financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position and results of operations have been made. These adjustments are of a normal recurring nature. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the audited consolidated financial statements and related footnotes for the Registrant's fiscal period ended
December 31, 2000.

		Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

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

2.	Comprehensive Income
			Comprehensive income consists of:
					Three months ended March 31,
						2001		2000
Net income				$1,356,856		$1,296,127
Unrealized gain (loss) on
investment securities
available for sale, net of
income taxes			     2,645		    68,438
Comprehensive income		$1,359,501		$1,364,565













Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Part I.   Financial Information
Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

	The following discussion of the financial condition and results of operations of the Registrant (the
Company) should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein.

General

	Calvin B. Taylor Bankshares, Inc. (the "Company") was incorporated as a Maryland corporation on October
31, 1995. The Company owns all of the stock of two banks. The Maryland bank is a commercial bank incorporated under the laws of the State of Maryland on December 17, 1907. This bank operates nine banking offices in Worcester County with the Bank's main office located in Berlin, Maryland. It is engaged in a general commercial and retail banking business serving individuals, businesses, and governmental units in Worcester County, Maryland and neighboring counties.
The second bank was incorporated in Delaware in 1997 and opened late in the second quarter of 1998. This one-branch Delaware bank offers the same services as the Maryland bank. The Company currently engages in no business other than owning and managing the Banks.

Financial Condition, Liquidity and Sources of Capital

	Total assets of the Company have decreased $1.9 million from December 31, 2000 to March 31, 2001.
During the first quarter of the year, the banks typically experience a decline in deposits since business customers are using their deposits to meet cash flow needs. Generally, this situation reverses late in the second quarter of the year as the banks receive loan repayments from seasonal business customers, and deposits from summer residents and tourists.

	During the first quarter of 2001, the banks' loan portfolios have increased $4.7 million. Funding for these loans was provided by maturities of investment securities. Management expects increased earnings from this shift since loan yields are higher than investment yields. Management has determined that this shift would not negatively impact the Company's ability to meet liquidity demands.

		The allowance for credit losses represents a
reserve for potential losses in the loan portfolio.
The adequacy of the allowance for credit losses is
evaluated periodically based on a review of all
significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and anticipated changes
in the composition and size of the portfolio, as well
as assumptions about the economy.  Historically, the
Company has low loan charge-offs.  	The banks' target
levels for their allowances as a percentage of gross
loans range from approximately 1.00% to 1.35%.   Based
on review of the consolidated loan portfolio, the Company determined than an allowance of 1.25% of gross loans was adequate as of March 31, 2001. At December
31, 2000, the allowance was 1.28% of gross loans.  At
March 31, 2001, there
were no nonaccruing loans and .11% of the portfolio was delinquent ninety days or more.

Financial Condition, Liquidity and Sources of Capital
(continued)

	The company's major sources of liquidity arise from loan repayments, short-term investments, including federal funds sold, and an increase in core deposits.
Throughout the first quarter of the year, when the banks typically experience a decline in deposits, federal funds sold and investment securities are primary sources of liquidity. During the second quarter of the year, additional sources of liquidity become more readily available as business borrowers start repaying loans, and the banks receive seasonal deposits. Throughout the second and third quarters the banks maintain a high liquidity level. Funds from seasonal deposits are generally invested in short-term
U.S. Treasury Bills and overnight federal funds.
Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 46.21% for the first quarter of 2001, compared to 51.22% for the first quarter of 2000.

	At March 31, 2001, the Company's interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 24.21%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. Both banks have classified their demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.

	Tier one risk-based capital ratios of the Company as of March 31, 2001 and 2000 were 35.05% and 35.45%, respectively. Both are substantially in excess of regulatory minimum requirements.


Results of Operations

	The following discussion contains certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of the Private
Litigation Securities Reform Act of 1995.

	Net income for the three months ended March 31, 2001, was $1,356,856 or $.42 per share, compared to $1,296,127 or $.40 per share for the first quarter of 2000. This represents an increase of $60,729, from the prior year. The primary reason net income increased is due to an increase in net interest income. Net interest income increased $113,244 in the first quarter of 2001 as compared to the first quarter of 2000 as the Company has shifted earning assets from investment securities to loans.

	Net interest income of the company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease one hundred basis points, and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience a decrease of less than five percent in net interest income. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans or deposits.

Results of Operations (continued)

	No provision for loan losses was made in the first quarter of 2001, versus a $42,080 provision in first quarter 2000. There were no loans charged-off during the first three months of this year.

	Personnel expenses are higher for the three month period ended March 31, 2001compared to the comparable period in 2000 due to general increases in salaries and the cost of health insurance. The banks employed 107 full time equivalent employees as of March 31, 2001, an increase of eight employees from March 31, 2000. The
Maryland bank hires seasonal employees during the summer. The Company has no employees other than those hired by the banks.

	The Company's occupancy expense decreased $42
thousand from first quarter 2000 to 2001. Of this, $39 thousand was due to the relocation, in 2000, of vehicular access to a branch, which was necessary due to road construction. In the same period, furniture and equipment expense decreased by $94 thousand due to lower service contract costs and a change in accounting for service contracts from cash basis to amortizing the cost through out the year. Although the Company's current data processing equipment meets the needs of the banks, it is nearing the end of its economic life.
The Company expects to replace its core processing system in the second half of 2001 and expects related depreciation, maintenance costs, and software amortization expense to increase with this replacement.
Prior to the installation of the new processing system, improved data storage, networking and Internet banking systems are planned. It is anticipated that these, too, will cause an increase in related costs.

	Other operating expense increased $103 thousand in the first quarter of 2001 as compared to the first quarter of 2000. Significant components of this increase are advertising expense of $22 thousand, stationery, printing and supplies of $25 thousand, and computer-related expense $27 thousand. The first two categories relate to the timing of routine orders and billings, while the increase in computer-related expense reflects non-capital costs associated with replacement and upgrade of various aspects of the Company's computer systems.

Plans of Operation

	The banks conduct general commercial banking businesses in their service areas, of Worcester County, Maryland and Sussex County, Delaware, while also emphasizing the banking needs of individuals and small- to medium-sized businesses and professional concerns.
The banks offer a full range of federally insured deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types ranging from daily money market accounts to longer-term certificates of deposit.

	The Company, through its banks, offers a full range of short- to medium-term commercial and personal loans, and originates mortgage loans, including real estate construction and acquisition loans. The banks have the intent and the ability to hold loans that their portfolios.

	Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, debit cards, and automatic drafts for various accounts. The
Company is associated with the MAC network of automated teller machines that may be used by customers throughout Maryland, Delaware and other regions. The
Company offers credit card services through a correspondent bank.

Capital Resources and Adequacy

	Total stockholders' equity increased $1,359,501 from December 31, 2000 to March 31, 2001. This increase is attributable to the comprehensive income recorded during the period, as detailed in Note 2 of the Notes to Financial Statements.

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

Item 3.  Quantitative and Qualitative Disclosures About
Market Risk

	The Company's principal market risk exposure relates to interest rates on interest-earning assets and interest-bearing liabilities. Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company and the banks are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company's performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management monitors and seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

























Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Part II. Other Information


Item 1	Legal Proceedings
	Not applicable

Item 2	Changes in Securities and Use of Proceeds
	Not applicable

Item 3	Defaults Upon Senior Securities
	Not applicable

Item 4	Submission of Matters to a Vote of Security
Holders
	Not applicable

Item 5	Other information
	Not applicable.

Item 6	Exhibits and Reports on Form 8-K
a)	Exhibits
2.  Proxy Statement dated March 7, 2001, is
incorporated by reference.

	b)	Reports on Form 8-K
	There were no reports on Form 8-K filed for the quarter ended March 31, 2001.




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







 -