Form 10KSB/A
period 2000-12-31
TAYLOR CALVIN B BANKSHARES INC
filed 2001-07-17
CIK 1003986

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

REASON FOR AMENDED FILING
This filing amends an earlier submission of Form 10-KSB for the period ended December 31,2000, which was filed on March 26, 2001.
The primary reason for the amendment is to revise columnar numerical data so that columns appear adjacent to the appropriate textual information.



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

Item 2. Description of Property

	The Company has ten branch locations, all of which are owned by the Company. The locations are described as follows:

OFFICE/	LOCATION  /  Square Footage
Main Office, Maryland	/24 North Main Street, Berlin, Maryland 21811
	/	6,500
East Berlin Office/	10524 Old Ocean City Boulevard, Berlin, MD 21811
/	1,500
20th Street Office/	100 20th Street, Ocean City, Maryland 21842
	/ 	3,100
Ocean Pines Office/	11003 Cathell Road, Berlin, Maryland 21811  	/
2,420
Mid-Ocean City Office/	9105 Coastal Highway, Ocean City, MD 21842	/
	1,984
North Ocean City Office/	14200 Coastal Highway, Ocean City, MD 21842
	/	2,545
West Ocean City Office	/9923 Golf Course Road, Ocean City, MD 21842
	/	2,496
Pocomoke Office/2140 Old Snow Hill Road, Pocomoke, Maryland 21851  /
	2,624
Snow Hill Office/108 West Market Street, Snow Hill, Maryland 21863 /
	3,773
Main Office, Delaware/	50 Atlantic Avenue, Ocean View, DE 19970	 /
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

Average Balances, Interest, and Yields














 For the Year Ended
 For the Year Ended
 For the Year Ended

 December 31, 2000
 December 31, 1999
 December 31, 1998

Average


Average


Average



Balance
Interest
Yield
balance
Interest
Yield
balance
Interest
Yield
Assets









Federal funds sold and securities sold









  under repurchase agreements
 $     27,035,284
 $    1,716,303
6.35%
 $     25,119,944
 $    1,261,883
5.02%
 $    26,359,775
 $    1,411,818
5.36%
Interest bearing deposits
             833,669
             46,110
5.53%
          1,135,879
             59,892
5.27%
         1,248,049
             70,757
5.67%
Investment securities:









  U. S. Treasury
        52,381,568
       2,877,623
5.49%
        70,035,826
       3,744,040
5.35%
       60,151,499
        3,468,511
5.77%
  U. S. Agency
        14,102,254
          883,398
6.26%
          5,202,345
          311,991
6.00%
             272,603
             14,923
5.47%
  State and municipal
        11,044,697
          601,367
5.44%
        14,684,452
          775,402
5.28%
       12,353,098
           710,258
5.75%
  Other
          1,466,086
             34,935
2.38%
             936,104
             26,211
2.80%
             351,216
             24,076
6.86%
   Total investment securities
        78,994,605
       4,397,323
5.57%
        90,858,727
       4,857,644
5.35%
       73,128,416
        4,217,768
5.77%
Loans:









  Commercial
        16,670,170
       1,372,165
8.23%
        16,466,323
       1,328,643
8.07%
       14,919,040
        1,298,811
8.71%
  Mortgage
      142,159,452
     11,665,502
8.21%
      125,807,308
     10,299,329
8.19%
     127,295,155
     10,585,496
8.32%
  Consumer
          5,058,592
          491,445
9.72%
          5,029,127
          480,141
9.55%
         5,019,523
           512,712
10.21%
   Total loans
      163,888,214
     13,529,112
8.26%
      147,302,758
     12,108,113
8.22%
     147,233,718
     12,397,019
8.42%
Allowance for credit losses
          2,091,268


          2,083,668


         2,086,253


   Total loans, net of allowance
      161,796,946
     13,529,112
8.36%
      145,219,090
     12,108,113
8.34%
     145,147,465
     12,397,019
8.54%
Total interest-earning assets
      268,660,504
     19,688,848
7.33%
      262,333,640
     18,287,532
6.97%
     245,883,705
     18,097,362
7.36%










Noninterest-bearing cash
        12,657,560
                     -

        12,929,195
                     -

       10,887,288
                      -

Premises and equipment
          5,774,271
                     -

          5,537,756
                     -

         4,584,091
                      -

Other assets
          2,155,343
                     -

          1,898,309
                     -

         2,112,827
                      -

        Total assets
 $  289,247,678
 $  19,688,848

 $  282,698,900
 $  18,287,532

 $  263,467,911
 $  18,097,362











Liabilities and Stockholders' Equity









Interest-bearing Deposits









  Savings and NOW deposits
 $     82,093,427
 $    1,530,693
1.86%
 $     69,549,683
 $    1,410,850
2.03%
 $    60,545,046
 $    1,493,594
2.47%
  Money market and supernow
        38,001,007
          946,368
2.49%
        58,167,683
       1,331,935
2.29%
       57,902,148
        1,530,457
2.64%
  Other time deposits
        69,455,736
       3,345,163
4.82%
        68,899,821
       3,032,241
4.40%
       65,020,172
        3,277,413
5.04%
Total interest-bearing deposits
189,550,170
5,822,224
3.07%
196,617,187
5,775,026
2.94%
183,467,366
6,301,464
3.43%
Securities sold under agreements









  to repurchase
1,610,141
23,427
1.45%
                        -
                     -

                        -
                      -

Borrowed funds
             238,965
             14,380
6.02%
             122,984
               3,732
3.03%
               10,822
                      -
0.00%
Total interest-bearing liabilities
191,399,276
5,860,031
3.06%
196,740,171
5,778,758
2.94%
183,478,188
6,301,464
3.43%
Noninterest-bearing deposits
        45,144,294
                     -

        37,290,913
                     -

       34,675,359
                      -


      236,543,570
       5,860,031
2.48%
      234,031,084
       5,778,758
2.47%
     218,153,547
        6,301,464
2.89%
Other liabilities
             840,761
                     -

             746,991
                     -

             748,148
                      -

Stockholders' equity
        51,863,347
                     -

        47,920,825
                     -

       44,566,216
                      -

        Total liabilities and









        stockholders' equity
 $  289,247,678
 $    5,860,031

 $  282,698,900
 $    5,778,758

 $  263,467,911
 $    6,301,464











Net interest spread


4.27%


4.03%


3.93%
Net interest income

 $  13,828,817


 $  12,508,774


 $  11,795,898

Net margin on interest-earning assets


5.15%


4.77%


4.80%










Dividends and interest on tax-exempt securities and loans, are reported on fully taxable equivalent basis.






Analysis of Changes in Net Interest Income









Year ended December 31,
Year ended December 31,

2000 compared with 1999
1999 compared with 1998

variance due to
variance due to

Total
Rate
Volume
Total
Rate
Volume
Earning assets






  Interest bearing deposits
 $     (13,782)
 $      2,144
 $      (15,926)
 $  (10,865)
 $    (4,505)
 $    (6,360)
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

Composition of Loan Portfolio






 December 31,

 2000
 1999


 Percent

 Percent

 Amount
 of total
 Amount
 of total
Commercial
 $    15,588,946
9.13%
 $    17,825,019
11.57%
Real estate
     148,468,890
86.94%
     130,378,776
84.62%
Construction
         1,540,376
0.90%
            824,071
0.53%
Consumer
         5,165,742
3.03%
         5,054,669
3.28%
      Total loans
     170,763,954
100.00%
     154,082,535
100.00%
Less allowance for credit losses
         2,192,755

         2,082,031

      Net loans
 $ 168,571,199

 $ 152,000,504

	The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company's loan portfolio as of December 31, 2000.

Loan Maturity Schedule and Sensitivity to Changes in Interest
Rates

 December 31, 2000


 Over one



 One year
 through
 Over five


 or less
 five years
 years
 Total
Commercial
 $    15,588,946
 $                -
 $                    -
 $    15,588,946
Real estate
     148,468,890
                   -
                       -
     148,468,890
Construction
         1,540,376
                   -
                       -
         1,540,376
Consumer
            423,866
     4,114,779
            627,097
         5,165,742
      Total
 $ 166,022,078
 $  4,114,779
 $         627,097
 $  170,763,954





Fixed interest rate
 $         425,270
 $  4,114,779
 $         627,097
 $      5,167,146
Variable interest rate (or demand)
     165,596,808
                   -
                       -
     165,596,808
      Total
 $ 166,022,078
 $  4,114,779
 $         627,097
 $  170,763,954

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

Construction
                     -
          -

               4,120
      0.20

Consumer
          174,003
      7.93

          152,313
      7.31

Commitments
                     -
          -

                     -
          -

General
       1,040,336
    47.45

       1,060,155
    50.92

                Total
 $    2,192,755
  100.00
%
 $    2,082,031
  100.00
%

Allowance for Loan Losses


 2000
 1999
 1998
Balance at beginning of year

 $  2,082,031
 $      2,080,358
 $      2,080,798





Loan losses:




  Commercial

          56,193
               13,628
                 2,652
  Mortgages

                   -
                       -
                        -
  Consumer

          10,907
                 8,256
               10,453
                Total loan losses

          67,100
               21,884
               13,105





Recoveries on loans previously charged off



  Commercial

             2,386
                 6,504
                        -
  Consumer

             1,358
                 8,319
               14,479
                Total loan recoveries

             3,744
               14,823
               14,479





Net loan losses

          63,356
                 7,061
               (1,374)
Provision for loan losses charged to expense
        174,080
                 5,745
                 1,175
Provision related to commitments

                   -
                 2,989
               (2,989)
Balance at end of year

 $  2,192,755
 $      2,082,031
 $      2,080,358





Allowance for loan losses to loans outstanding



 at end of year

1.28%
1.35%
1.47%





Net charge-offs to average loans

0.04%
0.00%
0.00%

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
   Savings and NOW deposits
       73,967,825
                       -
                      -
                       -
       73,967,825
   Certificates $100,000 and over
         4,423,581
        6,795,644
        3,961,211

       15,180,436
   Certificates under $100,000
       16,640,329
      28,982,081
      12,584,501

       58,206,911
Securities sold under agreements





  to repurchase
         3,113,671



         3,113,671
Note Payable
                 3,865
              11,950
             73,633
            142,069
            231,517
Total interest-bearing liabilities
 $ 133,045,348
 $   35,789,675
 $  16,619,345
 $         142,069
 $ 185,596,437






Period gap
 $    69,151,784
 $   (8,039,152)
 $  18,823,599
 $      4,509,305
 $    84,445,536
Cumulative gap
 $    69,151,784
 $   61,112,635
 $  79,936,231
 $    84,445,536
 $    84,445,536






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







One year or less
    29,941,814
         5.34
 %

    43,479,940
          5.29
 %
Over one through five years
    17,480,762
         6.36
 %

    22,986,692
          5.11
 %
Over ten years
      2,428,120
         7.28
 %

      2,108,760
          7.29
 %
Total U.S. Treasury securities
    49,850,696
         5.78
 %

    68,575,392
          5.29
 %








U.S. Government Agencies







One year or less
      8,750,177
         6.35
 %




Over one through five years
      9,900,000
         6.46
 %

    10,649,787
          6.08
 %
Total U.S. Government Agencies
    18,650,177
         6.41
 %

    10,649,787
          6.08
 %








State, county, and municipal securities







One year or less
      6,641,744
         5.67
 %

      5,267,528
          3.56
 %
Over one through five years
      3,559,061
         6.12
 %

      7,064,654
          3.61
 %
Over five through ten years
                 -

 %

        100,671
          3.71
 %
Over ten years
                 -

 %

        372,663
          3.45
 %
Total state, county, and municipal securities
    10,200,805
         5.83
 %

    12,805,516
          3.59
 %








Total debt securities







One year or less
    45,333,735
         5.59
 %

    48,747,468
          5.10
 %
Over one through five years
    30,939,823
         6.36
 %

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



Percent of

Percent of


Amount
deposits
Amount
deposits
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

Maturities of Certificates of Deposit
and Other Time Deposits of $100,000 or More







December 31, 2000



After six




After three
through



Within three
through
twelve
After twelve


Months
six months
months
months
Total
Certificates of deposit, $100,000




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



2000
1999
Serivice charges on deposit accounts

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


             62,411
               57,879
Lliability insurance


             61,649
               64,686
Postage


           145,325
            155,092
Professional fees


             62,660
               61,538
Stationery and supplies


           261,733
            309,727
Telephone


             82,256
               82,466
ATM fees


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

Analysis of Capital


2000
1999

Required
Consolidated
Maryland
Delaware
Consolidated
Maryland
Delaware

Minimums
Company
MD Bank
Bank
Company
MD Bank
Bank
Total risk-based capital ratio
8.0%
36.6%
34.5%
53.0%
38.4%
35.0%
99.6%
Tier I risk-based capital ratio
4.0%
35.4%
33.3%
52.0%
37.1%
33.8%
99.3%
Tier I leverage ratio
3.0%
18.2%
16.6%
29.6%
17.5%
15.4%
30.8%

Accounting Rule Changes

FASB Statement No. 137, Accounting for Derivative
Instruments and Hedging Activities, Deferral of the Effective Date of FASB Statement No. 133, delays the effective date of FASB Statement No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company's security portfolio has no derivative instruments. The implementation of this statement is expected to have minimal impact on the Company's financial statements.

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

SIGNATURES
	In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

		CALVIN B. TAYLOR BANKSHARES, INC.
		(Registrant)

Date:	                      	By:	 /s/ Reese F. Cropper, Jr.
		Reese F. Cropper, Jr.
		President, Chief Executive Officer

Date:	                      	By:	 /s/ William H. Mitchell
		William H. Mitchell
		Chief Financial Officer



	In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	                      	By:	 /s/ James R. Bergey, Jr.
	James R. Bergey, Jr.
		Director

Date:	                      	By:	 /s/	James R. Bergey, Sr.
		James R. Bergey, Sr.
		Director

Date:	                      	By:	 /s/	George H. Bunting, Jr.
		George H. Bunting, Jr.
		Director

Date:	                      	By:	 /s/	John H. Burbage, Jr.
	John H. Burbage, Jr.
		Director

Date:	                      	By:	 /s/	Reese F. Cropper, Jr.
		Reese F. Cropper, Jr.
President, Chief Executive Officer
and Director

Date:	                      	By:	 /s/	Reese F. Cropper, III
	Reese F. Cropper, III
		Director

Date:	                      	By:	 /s/	Hale Harrison
		Hale Harrison
		Director

Date:	                      	By:	 /s/ Gerald T. Mason
		Gerald T. Mason
		Director

Date:	                      	By:	 /s/ William H. Mitchell
		William H. Mitchell
		Vice President and Director

Date:	                      	By:	 /s/ Joseph E. Moore
		Joseph E. Moore
		Director

Date:	                      	By:	 /s/ Michael L. Quillin, Sr.

		Michael L. Quillin, Sr.
		Director

Date:	                      	By:	 /s/ D. Bruce Rogers
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



								/s/Rowles & Company LLP



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

Calvin B. Taylor Bankshares, Inc.
and subsidiaries




Consolidated Statements of Income





               Years Ended December 31,


      2000
      1999
      1998
Interest and dividend revenue



  Loans, including fees
 $13,480,035
 $12,070,649
 $12,383,846
  U. S. Treasury and agency securities
     3,761,021
     4,056,031
     3,483,434
  State and municipal securities
        410,891
        531,857
        489,430
  Federal funds sold
     1,716,303
     1,261,883
     1,411,818
  Time certificates of deposit
         46,110
         59,892
         70,757
  Equity securities
         25,676
         19,264
         15,890
          Total interest and dividend revenue
   19,440,036
   17,999,576
   17,855,175
Interest expense



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



   organization costs, net of taxes of $30,875
                -
                -
        (59,933)
Net income
 $  5,624,558
 $  5,019,660
 $  4,697,014




   Income before cumulative effect of a change in accounting method
 $          1.74
 $          1.55
 $          1.47
   Cumulative effect of a change in the method of accounting for organization costs, net of taxes
                -
                -
            (0.02)
Earnings per common share
 $          1.74
 $          1.55
 $          1.45












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

Calvin B. Taylor Bankshares, Inc.
and Subsidiaries




Consolidated Statements of Cash Flows









Years Ended December 31,

      2000
      1999
      1998
Cash flows from operating activities



  Interest received
 $ 19,291,291
 $ 17,649,136
 $17,484,837
  Fees and commissions received
     1,080,633
      1,029,416
        996,155
  Interest paid
    (5,780,554)
    (5,810,849)
   (6,312,142)
  Cash paid to suppliers and employees
    (5,371,499)
    (4,864,057)
   (4,932,100)
  Income taxes paid
    (2,954,290)
    (2,413,486)
   (2,556,102)

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

    (5,680,872)
      6,160,580
   22,709,767




Net increase (decrease) in cash and cash equivalents
    (2,924,153)
   (11,071,420)
   16,136,697




Cash and cash equivalents at beginning of year
   34,423,959
    45,495,379
   29,358,682
Cash and cash equivalents at end of year
 $ 31,499,806
 $ 34,423,959
 $45,495,379




































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

     December 31, 2000
     December 31, 1999
     December 31, 1998

Amortized
Market
Amortized
Market
Amortized
Market

      cost
   value
      cost
   value
      cost
   value
Available for sale due






  After ten years
 $     1,993,753
 $     2,428,120
 $     1,993,463
 $     2,108,760
 $     1,993,174
 $     2,480,799







Held to maturity due






  In one year or less
 $  45,333,736
 $  45,313,048
 $  49,004,373
 $  48,908,330
 $  33,406,599
 $  33,531,104
  After one year






    through five years
      30,939,822
      31,297,885
      40,917,562
      40,444,183
      46,869,112
      47,317,851

 $  76,273,558
 $  76,610,933
 $  89,921,935
 $  89,352,513
 $  80,275,711
 $  80,848,955







Pledged securities
 $  19,985,861
 $  20,097,350
 $     4,592,597
 $     4,562,493
 $     5,094,242
 $     5,150,876

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
Mortgage
    148,468,890
    130,378,776
    118,837,336
Construction
       1,540,376
          824,071
       1,795,952
Installment
       5,165,742
       5,054,669
       4,950,912

    170,763,954
    154,082,535
    141,837,821
Allowance for credit losses
       2,192,755
       2,082,031
       2,080,358
Loans, net
 $ 168,571,199
 $ 152,000,504
 $ 139,757,463

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

 $ 170,763,954
 $ 154,082,535
 $ 141,837,821


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
Provision charged to operations
          174,080
              5,745
              1,175
Recoveries
              3,744
            14,823
            14,479

       2,259,855
       2,100,926
       2,096,452
Loans charged off
            67,100
            21,884
            13,105

       2,192,755
       2,079,042
       2,083,347
Change in allowance related to loan commitments
                   -
            (2,989)
              2,989
Ending balance
 $     2,192,755
 $     2,082,031
 $     2,080,358

		Amounts past due 90 days or more, and still accruing interest, are as follows:

Demand and time
 $         39,576
 $         50,371
 $       303,500
Mortgage
          263,237
                   -
          194,622
Installment
            18,296
              1,346
              6,887

 $       321,109
 $         51,717
 $       505,009

		Management has identified no impaired or nonaccrual loans at December 31, 2000, 1999, and 1998.

 6.	Premises and Equipment

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

2000
Maximum month-end amount outstanding
 $4,557,860
Average amount outstanding
   1,610,688
Average rate paid during the year
1.45%
Investment securities underlying the agreements at year end

  Carrying value
 13,988,545
  Estimated fair value
 14,105,150

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

		The components of the deferred tax benefit are as follows:

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

		Components of the net deferred tax assets are as follows:

2000
1999
1998
Deferred tax asset



  Allowance for credit losses
 $   603,025
 $   562,530
 $   562,773
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

      505,398
      356,709
      528,606

 $   107,227
 $   222,986
 $     67,354

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

      December 31, 2000
        December 31, 1999

        December 31, 1998


Carrying
Fair
Carrying
Fair
Carrying
Fair

     amount
     value
     amount
     value
     amount
     value
Financial assets






  Cash and due from






   banks
 $  13,332,279
 $13,479,427
 $  18,546,576
 $18,660,884
 $  12,157,944
 $12,284,957
  Federal funds sold
    18,167,527
   18,167,527
    15,877,383
   15,877,383
    33,337,435
   33,337,435
  Interest-bearing






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







Financial liabilities






  Noninterest-bearing






   deposits
 $  49,674,943
 $49,674,943
 $  39,151,702
 $39,151,702
 $  36,648,979
 $36,648,979
  Interest-bearing






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




Minimum
To be well

Actual
capital adequacy
capitalized
(in thousands)
Amount
Ratio
Amount
Ratio
Amount
Ratio
           December 31, 2000





Total capital






  (to risk weighted assets)
  54,451
36.6%
  11,897
8.0%
  14,871
10.0%
Tier 1 capital






  (to risk-weighted assets)
  52,588
35.4%
   5,948
4.0%
   8,923
6.0%
Tier 1 capital






  (to average fourth quarter assets)
  52,588
18.2%
  11,806
4.0%
  14,757
5.0%







           December 31, 1999





Total capital






  (to risk weighted assets)
  50,589
38.4%
  10,520
8.0%
  13,150
10.0%
Tier 1 capital






  (to risk-weighted assets)
  48,940
37.1%
   5,260
4.0%
   7,890
6.0%
Tier 1 capital






  (to average fourth quarter assets)
  48,940
17.5%
  11,691
4.0%
  14,614
5.0%







           December 31, 1998





Total capital






  (to risk weighted assets)
  47,413
38.4%
   9,873
8.0%
  12,342
10.0%
Tier 1 capital






  (to risk-weighted assets)
  45,864
37.2%
   4,937
4.0%
   7,405
6.0%
Tier 1 capital






  (to average fourth quarter assets)
  45,864
17.5%
  10,513
4.0%
  13,142
5.0%

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
Interest-bearing deposits
          75,505
        100,000
        500,000
Securities available for sale
     1,624,814
     1,293,336
        516,338
Investment in subsidiary banks
   49,806,120
   46,061,690
   43,609,263
Premises and equipment
     1,609,939
     1,639,139
     1,668,338
Other assets
          22,445
          18,241
           8,721
          Total assets
 $53,147,933
 $49,264,157
 $46,359,716




Liabilities and Stockholders' Equity
Liabilities



  Deferred income taxes
 $       62,724
 $       43,823
 $       16,517
Stockholders' equity



  Common stock
     3,240,000
     1,620,000
     1,620,000
  Additional paid-in capital
   17,290,000
   17,290,000
   17,290,000
  Retained earnings
   32,058,498
   30,030,340
   26,954,680
  Accumulated other comprehensive income
        496,711
        279,994
        478,519
          Total stockholders' equity
   53,085,209
   49,220,334
   46,343,199
          Total liabilities and stockholders' equity
 $53,147,933
 $49,264,157
 $46,359,716







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

December 31,

September 30,
June 30,

March 31,




2000








Interest revenue
 $ 5,059,947


 $ 5,056,443

 $ 4,678,198

 $ 4,645,448
Interest expense
    1,527,302


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


 $0.49

 $0.40

 $0.40


















1999








Interest revenue
 $ 4,607,224


 $ 4,669,910

 $ 4,410,901

 $ 4,311,541
Interest expense
    1,439,769


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


 $0.43

 $0.40

 $0.32


















1998








Interest revenue
 $ 4,543,201


 $ 4,622,908

 $ 4,371,535

 $ 4,317,531
Interest expense
    1,624,594


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

23


Calvin B. Taylor Bankshares, Inc.
24 North Main Street, Berlin, Maryland 21811
(410) 641-1700



								July 17, 2001


Mr. John P. Nolan
Senior Staff Accountant
U. S. Securities and Exchange Commission
Division of Corporation Finance
Washington, D.C. 20549

Re:	Calvin B. Taylor Bankshares, Inc.
	Form 10-KSB filed March 26, 2001
	File No. 33-99762

Dear Mr. Nolan:

	In response to your letter dated June 21, 2001, we are submitting this Form 10-KSB/A as of the date of this letter.
Below are specific responses to your comments:

General
1.	We have followed the instructions of SEC technical support
personnel to revise the presentation of columnar numerical data so that the columns appear adjacent to the appropriate textual information.
2.	We understand that you may perform a full review of this or any other periodic filing which we submit.

Signatures
3.	As Chief Financial Officer, I have signed this filing in that capacity, as well as in the capacity of Director.

Other
4.	After discussion with SEC technical and file support personnel, you have agreed to accept this filing without the requested page number references throughout.

We appreciate your assistance throughout this process. Please contact Mrs. Jennifer G. Hawkins at the above address with any further questions.

								Sincerely,


								/s/ William H. Mitchell
								William H. Mitchell,
								Chief Financial Officer







2