Form 10-Q
period 2001-06-30
TAYLOR CALVIN B BANKSHARES INC
filed 2001-08-14
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2001

Commission File Number:  0001003986

CALVIN B. TAYLOR BANKSHARES, INC.

I.R.S. Employer Identification No.: 52-1948274
State of incorporation: Maryland

Address of principal executive offices: 24 North Main Street,  Berlin,
  Maryland  21811
Issuer's telephone number: (410) 641-1700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES    X  	NO


State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:	The registrant
had 3,240,000 shares of common stock ($1.00 par) outstanding as of July 31, 2001.


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

	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been made.
  These adjustments are of a normal recurring nature. Results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending
December 31, 2001. For further information, refer to the audited consolidated financial statements and related footnotes for the Registrant's fiscal period ended December 31, 2000.

	Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

	Cash Flows

			For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

	Per share data
		Earnings per common share and dividends per common share are determined by dividing net income and dividends by the 3,240,000 shares outstanding, giving retroactive effect to stock dividends distributed.

2.	Comprehensive Income

			Comprehensive income consists of:


	   			     Six months ended June 30,
					    2001     2000

Net income				$2,848,348 $2,602,452
Unrealized gain (loss) on investment securities
available for sale, net of income taxes    (35,381)    70,935
Comprehensive income			$2,812,967 $2,673,387

Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Part I - Financial Information
Consolidated Statements of Condition

					(unaudited)
					30-Jun		31-Dec
					2001		2000
Assets
Cash and due from banks			14,889,325	13,332,279
Federal funds sold			42,094,877	18,167,527
Interest-bearing deposits		   784,000	   784,000
Investment securities available for sale 3,634,477	 4,052,934
Investment securities held to maturity
 (approximate fair value of $62,083,983
   and $76,610,933)			61,617,466	76,273,558
Loans, less allowance for credit losses
  of $2,187,275 and $2,192,755		171,583,770    168,571,199
Premises and equipment			  5,797,841	 5,620,478
Accrued interest income			  2,074,681	 1,948,199
Deferred income taxes			    129,489	   107,227
Other assets				    194,132	   190,610
					302,800,058	289,048,011

Liabilities and Stockholders' Equity
Deposits
  Noninterest-bearing			 55,713,537	 49,674,943
  Interest-bearing			186,032,708	182,251,249
					241,746,245	231,926,192
Securities sold under agreements to repurchase
					  4,266,689	  3,113,671
Accrued interest payable		    521,343	    503,519
Note payable				    223,728	    231,517
Accrued income taxes			    138,508	    103,818
Other liabilities			      5,369	     84,085
					246,901,882	235,962,802
Stockholders' equity
  Common stock, par value $1 per share
   authorized 10,000,000 shares, issued and
   issued and outstanding 3,240,000 shrs  3,240,000       3,240,000
  Additional paid in capital		 17,290,000	 17,290,000
  Retained earnings			 34,906,846	 32,058,498
					 55,436,846	 52,588,498
  Net unrealized gain on securities
   available for sale			    461,330	    496,711
				 	 55,898,176	 53,085,209
 					302,800,058	289,048,011

Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

					For the three months ended
						June 30,
					2001		2000
Interest and dividend revenue
  Loans, including fees			  3,622,418	  3,386,255
  U.S. Treasury and Agency securities	    798,692	    799,047
  State and municipal securities	     92,535	     96,356
  Federal funds sold 			    351,967	    380,430
  Deposits with banks			     12,076	     10,402
  Equity securities			      4,769	      5,708
    Total interest and dividend revenue	  4,882,457	  4,678,198

Interest expense
  Deposit interest			  1,526,482	  1,397,301
  Other					     15,801	      3,605
    Total interest expense		  1,542,283	  1,400,906

    Net interest income			  3,340,174	  3,277,292

Provision for credit losses			 -   	     41,000
    Net interest income after
      provision for credit losses	  3,340,174	  3,236,292

Other operating revenue
  Service charges on deposit accounts	    206,734	    187,640
  Miscellaneous revenue			    160,814	    124,447
    Total other operating revenue	    367,548	    312,087

Other expenses
  Salaries and employee benefits	    810,247	    818,945
  Occupancy				     76,655	    140,310
  Furniture and equipment		    147,687	     93,701
  Other operating			    399,662	    484,173
    Total other expenses		  1,434,251	  1,537,129

Income before income taxes		  2,273,471	  2,011,250
Income taxes				    781,979	    704,925

Net income				  1,491,492	  1,306,325

Basic earnings per share			0.46		0.40


Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

					For the six months ended
						June 30,
					2001		2000
Interest and dividend revenue
  Loans, including fees			  7,198,542	  6,650,015
  U.S. Treasury and Agency securities	  1,695,103	  1,752,879
  State and municipal securities	    186,948	    202,662
  Federal funds sold 			    613,251	    680,937
  Deposits with banks			     24,048	     22,338
  Equity securities			     19,472	     14,815
    Total interest and dividend revenue	  9,737,364	  9,323,646

Interest expense
  Deposit interest			  3,039,738	  2,825,493
  Other					     31,844	      8,497
    Total interest expense		  3,071,582	  2,833,990

    Net interest income			  6,665,782	  6,489,656

Provision for credit losses	 		-   	     83,080
    Net interest income after
      provision for credit losses	  6,665,782	  6,406,576

Other operating revenue
  Service charges on deposit accounts	    409,121	    362,073
  Miscellaneous revenue			    243,327	    193,409
    Total other operating revenue	    652,448	    555,482

Other expenses
  Salaries and employee benefits	  1,652,394	  1,543,568
  Occupancy				    204,687	    310,622
  Furniture and equipment		    290,157	    330,549
  Other operating			    812,232	    794,053
    Total other expenses		  2,959,470	  2,978,792

Income before income taxes		  4,358,760	  3,983,266
Income taxes				  1,510,412	  1,380,814

Net income				  2,848,348	  2,602,452

Basic earnings per share			0.88		0.80


Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

					For the six months ended
						June 30,
					2001		2000
Cash flows from operating activities
  Interest received			  9,575,982	  9,322,123
  Fees and commissions received		    691,617	    572,728
  Interest paid				 -3,053,758	 -2,848,913
  Cash paid to suppliers and employees	 -2,837,651	 -2,735,723
  Income taxes paid			 -1,475,723	 -1,437,305
					  2,900,467	  2,872,910
Cash flows from investing activities
  Proceeds from maturities of investment securities
					 32,185,000	 31,115,000
  Purchase of investment securities held to maturity
					-17,133,193	-10,363,137
  Certificates of deposit purchased,
	net of redemptions			 -   	    199,000
  Purchases of premises, equipment, and
	 intangibles			   -437,589	   -340,108
  Loans made, net of principal collected -3,012,571	-13,371,369
  Proceeds from sales of equipment	     17,000		423
					 11,618,647       7,239,809
Cash flows from financing activities
  Net change in time deposits		  5,158,643	 -2,686,390
  Net change in other deposits		  4,661,410	 -4,640,937
  Net change in repurchase agreements	  1,153,018	       -
  Payment on mortgage obligation	     -7,789  	    -12,169
  Dividend paid	 				-	       -
					 10,965,282	 -7,339,496

Net increase (decrease) in cash		 25,484,396	  2,773,223
Cash and equivalents at beg of period	 31,499,806	 34,423,959
Cash and equivalents at end of period	 56,984,202	 37,197,182

Reconciliation of net income to net cash provided
  from operating activities
  Net income				  2,848,348	  2,602,452
  Adjustments
    Depreciation and amortization	     241,113	    239,725
    Deferred income tax	 			 -   	       -
    Provision for loan losses			 -   	     83,080
    Security discount accretion, net of premium
      amortization			    -34,900	     16,233
    (Gain) loss on disposition of assets    -13,932		 -
    Decrease (increase) in accrued interest
      receivable and other assets	   -113,960	       -510
    Increase (decrease) in accrued interest
      payable and other liabilities	    -26,202	    -68,070
					  2,900,467	  2,872,910














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

General

	Calvin B. Taylor Bankshares, Inc. (the "Company") was incorporated as a Maryland corporation on October 31, 1995. The Company owns all of the stock of two banks. Calvin B. Taylor Banking Company (the "Maryland bank") is a commercial bank that was established in 1890 and incorporated under the laws of the State of Maryland on December 17, 1907. This bank operates nine banking offices in Worcester County with the Bank's main office located in Berlin, Maryland. It is engaged in a general commercial and retail banking business serving individuals, businesses, and governmental units in Worcester County, Maryland and neighboring counties.

	Calvin B. Taylor Bank of Delaware (the "Delaware bank") was incorporated in the state of Delaware in 1997. This one-branch Delaware bank, which offers the same services as the Maryland bank, opened late in the second quarter 1998.
  The Company currently engages in no business other than owning and managing the Banks.

Financial Condition

	Total assets of the Company increased $13.8 million from December 31, 2000 to June 30 2001. Combined deposits and customer repurchase agreements increased $11.0 million during the same period. During the first quarter of the year, the banks typically experience a decline in deposits since business customers are using their deposits to meet cash flow needs. Generally, this situation reverses late in the second quarter of the year as the banks receive loan repayments from seasonal business customers, and deposits from summer residents and tourists. Management believes that adverse conditions in the stock markets may also have contributed to increased deposits in the banks during the first half of 2001.

	During the first six months of 2001, the banks' loan portfolios have increased $3.0 million. Funding for these loans was provided by maturities of investment securities. Management expects increased earnings from this shift since loan yields are higher than investment yields. Management has determined that this shift would not negatively impact the Company's ability to meet liquidity demands.

	The allowance for credit losses represents a reserve for potential loss in the loan portfolio. The adequacy of the allowance for credit losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and anticipated changes in the composition and size of the portfolio, as well as assumptions about the economy. Historically, the Company has low loan charge-offs.
The banks' target levels for their allowances as a percentage of gross loans
range from approximately 1.00% to 1.35%.   Based on review of the
consolidated loan portfolio, the Company determined than an allowance of 1.26% of gross loans was adequate as of June 30, 2001. At December 31, 2000, the allowance was 1.28% of gross loans. At June 30, 2001, one loan of $175,000 was nonaccruing, representing .10% of the portfolio, and $95,157 or .05% of the portfolio was delinquent ninety days or more.

Liquidity

	The company's major sources of liquidity arise from loan repayments, short-term investments, including federal funds sold, and an increase in core deposits. Throughout the first quarter of the year, when the banks typically experience a decline in deposits, federal funds sold and investment securities are primary sources of liquidity. During the second quarter of the year, additional sources of liquidity become more readily available as business borrowers start repaying loans, and the banks receive seasonal deposits. Throughout the second and third quarters the banks maintain a high liquidity level. Funds from seasonal deposits are generally invested in short-term U.S. Treasury Bills and overnight federal funds. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 48.05% for the second quarter of 2001 compared to 46.21% for the first quarter of 2001 and 47.53% for the second quarter of 2000.

Results of Operations

	Net income for the three months ended June 30, 2001, was $1,491,492 or $.46 per share, compared to $1,306,325 or $.40 per share for the second quarter of 2000. This represents an increase of $185,167 or 14.17% from the prior year.  Year to date net income increased $245,896 or $.08 per share from $2,602,452 or $.80 per share in 2000 to $2,848,348 or$.88 per share in 2001. Significant reasons for the year to date increase in net income are an increase in net interest income, reduction of the provision for credit losses, and increased other revenues.

	Net interest income increased $176,126 in the first six months of 2001 as compared to the first six months of 2000. This increase is attributable to the shift from investment securities to higher earning loans, and to increased levels of federal funds sold. The Company's net interest income is one of the most important factors in evaluating its financial performance. Management uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease one hundred basis points and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience a decrease of less than six percent in net interest income. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans or deposits.

	No provision for loan losses was made in the first half of 2001, versus an $83,080 provision in first half of 2000. Net charge-offs during the second quarter of 2001, and the year-to-date, were $5,480.

	Personnel expenses are higher for the six months ended June 30, 2001 compared to the same period in 2000 due to general increases in salaries and the addition of two new positions. The banks employed 106 full time equivalent employees as of June 30, 2001, an increase of three employees from June 30, 2000. The Maryland bank hires seasonal employees during the summer. The Company has no employees other than those hired by the banks.

	The Company's occupancy expense decreased $106 thousand from first half 2000 to 2001. Of this, $39 thousand was due to the relocation in 2000, of vehicular access to a branch, which was necessary due to road construction. Also in 2000, the Maryland bank consolidated two branches in Pocomoke Maryland, and incurred cost to move and otherwise disposed of assets from the abandoned branch. In the same six month period, furniture and equipment expense decreased by $40 thousand due to lower service contract costs and a change in accounting for service contracts from cash basis to amortizing the cost through out the year. Although the Company's current data processing equipment meets the needs of the banks, it is nearing the end of its economic life.
The Company expects to replace its core processing system in the fourth quarter of 2001 and expects related depreciation, maintenance costs, and software amortization expense to increase with this replacement. Prior to the installation of the new processing system, improved data storage, networking, and Internet banking systems are planned. It is anticipated that these, too, will cause an increase in related costs.


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

Capital Resources and Adequacy

	Total stockholders' equity increased $2,812,967 from December 31, 2000 to June 30, 2001. This increase is attributable to the comprehensive income recorded during the period, as detailed in
Note 2 of the Notes to Financial Statements.

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

	Tier one risk-based capital ratios of the Company as of June 30, 2001 and 2000 were 35.80% and 35.41%, respectively. Both are substantially in excess of regulatory minimum requirements.

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

	At June 30, 2001, the Company's interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 26.52%, as a percentage of interest-
earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. Both banks have classified their demand mortgage and commercial loans as immediately repricing. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.





Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Part II. Other Information


Item 1	Legal Proceedings
	Not applicable

Item 2	Changes in Securities and Use of Proceeds
	Not applicable

Item 3	Defaults Upon Senior Securities
	Not applicable

Item 4	Submission of Matters to a Vote of Security Holders
	The Company held its annual meeting on May 2, 2001, during which the items detailed in the proxy statement dated March 7, 2001, were approved. This includes the reelection of the Board of Directors.

Item 5	Other information
	Not applicable.

Item 6	Exhibits and Reports on Form 8-K
a)	Exhibits
2. Proxy Statement dated March 7, 2001, is incorporated by reference.

	b)	Reports on Form 8-K
	There were no reports on Form 8-K filed for the quarter ended
June 30, 2001.












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