Form 10KSB/A
period 2000-12-31
TAYLOR CALVIN B BANKSHARES INC
filed 2001-08-29
CIK 1003986

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

Item 2. Description of Property

	The Company has ten branch locations, all of which are owned by the Company. The locations are described as follows:

OFFICE/LOCATION/Square Footage
Main Office, Maryland/24 North Main Street, Berlin, Maryland 21811/
	6,500
East Berlin Office/10524 Old Ocean City Boulevard, Berlin, MD 21811/
	1,500
20th Street Office/100 20th Street, Ocean City, Maryland 21842/
 	3,100
Ocean Pines Office/11003 Cathell Road, Berlin, Maryland 21811/
	2,420
Mid-Ocean City Office/9105 Coastal Highway, Ocean City, MD 21842/
	1,984
North Ocean City Office/14200 Coastal Highway, Ocean City, MD 21842/
	2,545
West Ocean City Office	/9923 Golf Course Road, Ocean City, MD 21842/
	2,496
Pocomoke Office/2140 Old Snow Hill Road, Pocomoke, Maryland 21851/
	2,624
Snow Hill Office/108 West Market Street, Snow Hill, Maryland 21863/
	3,773
Main Office, Delaware/	50 Atlantic Avenue, Ocean View, DE 19970/
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

Average Balances, Interest, and Yields

 For the Year Ended  For the Year Ended
 December 31, 2000   December 31, 1999
				Average					Average
				Balance	Interest	Yield		balance	Interest	Yield
Assets
Federal funds sold and securities sold
  under repurchase agreements
				27,035,284  1,716,303	6.35%	     25,119,944   1,261,883   5.02%
Interest bearing deposits  833,669     46,110   5.53%       1,135,879      59,892   5.27%
Investment securities:
  U. S. Treasury        52,381,568  2,877,623   5.49%      70,035,826   3,744,040   5.35%
  U. S. Agency	      14,102,254    883,398   6.26%       5,202,345     311,991   6.00%
  State and municipal   11,044,697    601,367   5.44%      14,684,452     775,402   5.28%
  Other	             1,466,086     34,935   2.38%         936,104      26,211   2.80%
   Total investment securities
			      78,994,605  4,397,323   5.57%      90,858,727   4,857,644   5.35%
Loans:
  Commercial            16,670,170   1,372,165   8.23%      16,466,323   1,328,643   8.07%
  Mortgage		     142,159,452  11,665,502   8.21%     125,807,308  10,299,329   8.19%
  Consumer     	       5,058,592     491,445   9.72%       5,029,127     480,141   9.55%
   Total loans         163,888,214  13,529,112   8.26%     147,302,758  12,108,113   8.22%
Allowance for credit losses
		             2,091,268		            2,083,668
   Total loans, net of allowance
		           161,796,946  13,529,112   8.36%     145,219,090  12,108,113   8.34%
Total interest-earning assets
		           268,660,504  19,688,848   7.33%     262,333,640  18,287,532   6.97%

Noninterest-bearing cash12,657,560        -                 12,929,195        -
Premises and equipment   5,774,271        -                  5,537,756        -
Other assets             2,155,343        -                  1,898,309        -

       Total assets    289,247,678	19,688,848		     282,698,900  18,287,532

Liabilities and Stockholders' Equity
Interest-bearing Deposits
 Savings and NOW        82,093,427   1,530,693   1.86%	69,549,683   1,410,850   2.03%
 Money market		38,001,007     946,368   2.49%      58,167,683   1,331,935   2.29%
 Other time deposits    69,455,736   3,345,163   4.82%      68,899,821   3,032,241   4.40%
Total interest-bearing deposits
			     189,550,170   5,822,224   3.07%     196,617,187   5,775,026   2.94%
Securities sold under agreements
 to repurchase		 1,610,141	    23,427   1.45%            -           -
Borrowed funds             238,965      14,380   6.02%         122,984       3,732   3.03%
Total interest-bearing liabilities
			     191,399,276   5,860,031   3.06%     196,740,171   5,778,758   2.94%
Noninterest-bearing deposits
				45,144,294        -			37,290,913        -
			     236,543,570   5,860,031   2.48%     234,031,084   5,778,758   2.47%
Other liabilities          840,761        -   		         746,991        -
Stockholders' equity    51,863,347        -			47,920,825        -
 Total liabilities and
 stockholders' equity  289,247,678   5,860,031		     282,698,900   5,778,758

Net interest spread					 4.27%					 4.03%
Net interest income			13,828,817 					12,508,774
Net margin on interest-earning assets		 5.15%					 4.77%

Dividends and interest on tax-exempt securities and loans, are reported on fully taxable equivalent basis.

Analysis of Changes in Net Interest Income

					Year ended December 31,		Year ended December 31,
					2000 compared with 1999		1999 compared with 1998
					variance due to			variance due to
				Total		Rate		Volume	Total		Rate		Volume
Earning assets
Interest bearing deposits
				 (13,782)	  2,144	(15,926)	 (10,865)    (4,505)      (6,360)
Federal funds sold	 454,420	358,270	 96,150	(149,935)   (83,480)     (66,455)
Investment securities:
  U.S. Treasury		(866,417)	 78,086    (944,503)	 275,529   (294,797)     570,326
  U.S. Government Agency 571,407     37,412     533,995      297,068     27,411      269,657
  State, county, and municipals
			      (174,035)    18,144    (192,179)      65,144    (68,909)     134,053
  Other			   8,724     (6,115)     14,839        2,135    (37,988)      40,123
Loans:
  Commercial		  43,522     27,072      16,450       29,832   (104,936)     134,768
  Mortgage		     1,366,173     26,932   1,339,241 	(286,167)  (162,378)    (123,789)
  Consumer			  11,304      8,490       2,814      (32,571)   (33,552)         981
   Total interest revenue
			     1,401,316    550,435     850,881      190,170   (763,134)     953,304

Interest-bearing liabilities
Savings and NOW		 119,843   (134,795)    254,638      (82,744)  (305,159)     222,415
Money market	      (385,567)    76,250    (461,817)    (198,522)  (205,532)       7,010
Other time deposits      312,922    288,462      24,460     (245,172)  (440,706)	 195,534
Other borrowed funds      34,075      7,134      26,941        3,732      3,732         -
  Total interest expense  81,273    237,051    (155,778)    (522,706)  (947,665)     424,959

Net interest income    1,320,043	313,384    1,006,659	 712,876	184,531	 528,345

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

Loan Maturity Schedule and Sensitivity to Changes in Interest
Rates

					December 31, 2000
						Over one
				One year 	through 	Over five
				or less 	five years	years 	Total
Commercial			 15,588,946        -           -     15,588,946
Real estate			148,468,890        -           -    148,468,890
Construction		  1,540,376        -           -      1,540,376
Consumer			    361,180 4,206,122   598,440 	  5,165,742
      Total 		165,959,392	4,206,122	598,440	170,763,954

Fixed interest rate	    389,948 4,206,122   598,440	  5,194,510
Variable interest rate
   (or demand)		165,569,444      -         -        165,569,444
      Total			165,959,392 4,206,122   598,440	170,763,954

	As of December 31, 2000, $165,959,392 or 96.96%, of the total loans were either variable rate loans or loans written on demand.


	The Company has the following commitments, lines of credit, and letters of credit outstanding as of December 31, 2000 and 1999, respectively.

					2000 			1999
  Construction loans		2,964,536		 9,486,899
  Other loan commitments	3,192,350		 4,843,120
  Standby letters of credit	1,412,552		 1,504,241
     Total				7,569,438		15,834,260

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

Allocation of Allowance for Loan Losses

					2000				1999
Commercial			167,626	 7.64		213,549	10.26
Real estate			810,790	36.98		651,894	31.31
Construction		   - 		  -           4,120      0.20
Consumer			174,003	 7.93 	152,313	 7.31
Commitments			   -          -            -          -
General		    1,040,336 	47.45      1,060,155    50.92
   Total		    2,192,755    100.00	     2,082,031   100.00

Allowance for Loan Losses

					2000			1999
Balance at beginning of year	2,082,031		2,080,358

Loan losses:
  Commercial			   56,193 		   13,628
  Mortgages				     -                 -
  Consumer				   10,907 		    8,256
     Total loan losses		   67,100 		   21,884

Recoveries on loans previously charged off
  Commercial		          2,386             6,504
  Consumer			          1,358             8,319
     Total loan recoveries	    3,744 		   14,823

Net loan losses			   63,356 		    7,061
Provision for loan losses
  charged to expense		  174,080 		    5,745
Provision related to commitments   -                2,989
Balance at end of year		2,192,755 		2,082,031



Allowance for loan losses to
 loans outstanding at end of year  1.28%			1.35%

Net charge-offs to average loans   0.04%			0.00%

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

Interest Sensitivity Analysis

							December 31, 2000
						After three
				Within	but within	After one
				three		twelve	but within	After
				months	months	five years	five years	Total
Assets
Earning assets
  Federal funds sold	 18,167,527	        -          -          -	 18,167,527
  Interest-bearing deposits    -   	    487,000	    297,000	      -	    784,000
  Investment securities  18,432,798  26,900,938	 30,939,822	 4,052,934   80,326,492
  Loans			165,596,807     362,585   4,206,122    598,440  170,763,954
Total earning assets	202,197,132  27,750,523  35,442,944  4,651,374  270,041,973

Liabilities
Interest-bearing liabilities
  Money market 		 34,896,077        -           -           -     34,896,077
   Savings and NOW	 73,967,825        -           -           -     73,967,825
   Certificates $100,000
	 and over		  4,423,581   6,795,644   3,961,211        -	 15,180,436
   Certificates under
	 $100,000		 16,640,329  28,982,081  12,584,501 	 -     58,206,911
Securities sold under
 agreements to repurchase 3,113,671 	 -		 -		 -      3,113,671
Note Payable                  3,865      11,950      73,633     142,069     231,517
Total interest-bearing
 liabilities		133,045,348  35,789,675  16,619,345     142,069 185,596,437

Period gap			 69,151,784  (8,039,152) 18,823,599   4,509,305  84,445,536
Cumulative gap		 69,151,784  61,112,635  79,936,231  84,445,536  84,445,536

Ratio of cumulative gap to
 total earning assets		25.61%	22.63%	29.60%	31.27%	31.27%

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


Investment Securities Maturity Distribution and Yields

					December 31, 2000		December 31, 1999
					Amount	Percent 	Amount 	Percent
U. S. Treasury securities
One year or less			29,941,814  5.34 		43,479,940 	5.29
Over one through five years	17,480,762  6.36 		22,986,692  5.11
Over ten years			 2,428,120 	7.28 		 2,108,760 	7.29
Total U.S. Treasury securities49,850,696  5.78		68,575,392  5.29

U.S. Government Agencies
One year or less			 8,750,177  6.35
Over one through five years	 9,900,000 	6.46		10,649,787 	6.08
Total U.S. Government Agencies18,650,177  6.41 		10,649,787  6.08

State, county, and municipal
 securities
One year or less			 6,641,744  5.67 		 5,267,528 	3.56
Over one through five years	 3,559,061 	6.12 		 7,064,654 	3.61
Over five through ten years	      -   			   100,671  3.71
Over ten years	                  -   		         372,663 	3.45
Total state, county, and
 municipal securities		10,200,805  5.83 		12,805,516  3.59

Total debt securities
One year or less			45,333,735  5.59 		48,747,468  5.10
Over one through five years	30,939,823  6.36 		40,701,133  5.10
Over five through ten years	      -   			   100,671 	3.71
Over ten years			 2,428,120  7.28 		 2,481,423  6.71
Total debt securities		78,701,678  5.94 		92,030,695  5.15

Equity securities			 1,624,814  2.38 		 1,293,336  3.72

Total securities			80,326,492  5.87 		93,324,031  5.13

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

	The following table sets forth the deposits of the Company by category as of December 31, 2000 and 1999, respectively.

							December 31,
					2000				1999
						Percent of			Percent of
				Amount	deposits	Amount	deposits
Demand deposit accounts	49,674,943  21.42%	39,151,702  16.40%
NOW accounts		39,910,464 	17.21%	41,203,474 	17.26%
Money market accounts	34,896,077  15.04%	52,985,409 	22.19%
Savings accounts		34,057,361 	14.68%	35,254,807 	14.77%
Time deposits less
 than $100,000		58,206,911 	25.10%	57,312,394 	24.01%
Time deposits of
 $100,000 or more		15,180,436   6.55%	12,818,066   5.37%

 Total deposits	     231,926,192 100.00%     238,725,852  100.00%

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

Maturities of Certificates of Deposit and Other Time Deposits of $100,000 or More

							December 31, 2000
								After six
						After three	through
				Within threethrough	twelve	After twelve
				Months	six months	months	months	Total
Certificates of deposit,
 $100,000 or more		4,423,581	1,519,836 	5,275,808 	3,961,211 	15,180,436

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

	The following table presents the principal components of noninterest income for the years ended December 31, 2000 and 1999, respectively.
							Noninterest Income

							2000		1999
Service charges on deposit accounts		  724,845 	  724,067
Other noninterest revenue			  379,013 	  321,260
  Total noninterest income			1,103,858   1,045,327

Noninterest income as a percentage of average total assets
								0.38%		0.37%

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

	The following table presents the principal components of noninterest expense for the years ended December 31, 2000 and 1999, respectively.

							Noninterest Expense
							2000		1999

Compensation and related expenses		3,238,854 	3,076,309
Occupancy expense					  425,767 	  413,073
Furniture and equipment expense		  671,040 	  511,037
Amortization of intangible assets		   62,005 	   19,721
Advertising						  132,784 	  146,341
Business and product development		   57,055      57,649
Courier service					   99,466      93,968
Deposit insurance					   35,157      37,917
Director fees				         72,575      64,120
Dues, donations, and subscriptions		  107,114      83,105
Donated real property				     -        128,806
Freight						   62,411      57,879
Lliability insurance				   61,649      64,686
Postage						  145,325     155,092
Professional fees					   62,660      61,538
Stationery and supplies				  261,733     309,727
Telephone 						   82,256      82,466
ATM fees					        123,398     110,791
Miscellaneous					  202,957     173,387
  Total noninterest expense			5,904,206   5,647,612

Noninterest expense as a percentage of average total assets
								2.04%		2.00%

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

	At December 31, 2000, the Company and the banks exceeded their regulatory capital ratios, as set forth in the following table.

Analysis of Capital

							2000
				Required	Consolidated	Maryland	Delaware
				Minimums	Company		MD Bank	Bank
Total risk-based
  capital ratio		8.0%		36.6%			34.5%		53.0%
Tier I risk-based
 capital ratio		4.0%		35.4%			33.3%		52.0%
Tier I leverage ratio	3.0%		18.2%			16.6%		29.6%

							1999
Total risk-based
  capital ratio		8.0%		38.4%			35.0%		99.6%
Tier I risk-based
 capital ratio		4.0%		37.1%			33.8%		99.3%
Tier I leverage ratio	3.0%		17.5%			15.4%		30.8%

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

Date:	                      	By:	 /s/ James R. Bergey, Jr.
					James R. Bergey, Jr.,	Director

Date:	                      	By:	 /s/	James R. Bergey, Sr.
					James R. Bergey, Sr., Director

Date:	                      	By:	 /s/	George H. Bunting, Jr.
					George H. Bunting, Jr., Director

Date:	                      	By:	 /s/	John H. Burbage, Jr.
					John H. Burbage, Jr., Director

Date:	                      	By:	 /s/	Reese F. Cropper, Jr.
					Reese F. Cropper, Jr.,
					President, Chief Executive Officer
					and Director

Date:	                      	By:	 /s/	Reese F. Cropper, III
					Reese F. Cropper, III, Director

Date:	                      	By:	 /s/	Hale Harrison
					Hale Harrison, Director

Date:	                      	By:	 /s/ Gerald T. Mason
					Gerald T. Mason, Director

Date:	                      	By:	 /s/ William H. Mitchell
					William H. Mitchell, Vice President and Director

Date:	                      	By:	 /s/ Joseph E. Moore
					Joseph E. Moore, Director

Date:	                      	By:	 /s/ Michael L. Quillin, Sr.
   					Michael L. Quillin, Sr., Director

Date:	                      	By:	 /s/ D. Bruce Rogers
					D. Bruce Rogers, Director







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



								/s/Rowles & Company LLP



Salisbury, Maryland
January 8, 2001

Calvin B. Taylor Bankshares, Inc. and subsidiaries

Consolidated Balance Sheets

								December 31,
					      2000      	1999		1998
Assets
Cash and due from banks			 13,332,279  18,546,576  12,157,944
Federal funds sold			 18,167,527  15,877,383  33,337,435
Interest-bearing deposits		    784,000     983,000   1,228,000
Investment securities available
 for sale					  4,052,934   3,402,096   2,997,137
Investment securities held to maturity
 (approximate market value of
 76,610,933, 89,352,513, and
 80,848,955)				 76,273,558  89,921,935  80,275,711
Loans, less allowance for credit
 losses of 2,192,755, 2,082,031,
 and 2,080,358				168,571,199 152,000,504 139,757,463
Premises and equipment			  5,620,478   5,858,928   5,530,566
Accrued interest income			  1,948,199   1,928,735   1,869,686
Intangible assets				     99,574     161,579      10,603
Deferred income taxes			    107,227     222,986      67,354
Other assets				     91,036      17,076     231,351
						289,048,011 288,920,798 277,463,250

Liabilities and Stockholders' Equity
Deposits
  Noninterest-bearing			 49,674,943  39,151,702  36,648,979
  Interest-bearing			182,251,249 199,574,150 193,968,706
						231,926,192 238,725,852 230,617,685
Securities sold under agreements
 to repurchase				  3,113,671        -           -
Accrued interest payable		    503,519     424,042     456,133
Accrued income taxes			    103,818      56,490        -
Mortgage obligation			    231,517     246,413        -
Other liabilities				     84,085     247,667       46,233
						235,962,802 239,700,464 231,120,051
Stockholders' equity
  Common stock, par value $1 per
   share; authorized 2,000,000 shares;
   issued and outstanding  3,240,000
   shares in 2000, 1,620,000 shares
   in 1999 and 1998 			  3,240,000   1,620,000   1,620,000
  Additional paid in capital		 17,290,000  17,290,000  17,290,000
  Retained earnings			 32,058,498  30,030,340  26,954,680
						 52,588,498  48,940,340  45,864,680
  Accumulated other comprehensive
   income					    496,711     279,994     478,519
						 53,085,209  49,220,334  46,343,199
						289,048,011 288,920,798 277,463,250


The accompanying notes are an integral part of these financial statements.
2

Calvin B. Taylor Bankshares, Inc. and subsidiaries

Consolidated Statements of Income

				               Years Ended December 31,
      					2000		1999      	1998
Interest and dividend revenue
  Loans, including fees			 13,480,035  12,070,649  12,383,846
  US Treasury and agency securities   3,761,021   4,056,031   3,483,434
  State and municipal securities	    410,891     531,857     489,430
  Federal funds sold 			  1,716,303   1,261,883   1,411,818
  Time certificates of deposit	     46,110      59,892      70,757
  Equity securities			     25,676      19,264      15,890
  Total interest and dividend revenue19,440,036  17,999,576  17,855,175
Interest expense
  Deposit interest			  5,822,224   5,775,026   6,301,464
  Other					     37,807       3,732        -
   Total interest expense		  5,860,031   5,778,758   6,301,464
     Net interest income		 13,580,005  12,220,818  11,553,711

Provision for credit losses		    174,080       5,745       1,175
    Net interest income after
    provision for credit losses	 13,405,925  12,215,073  11,552,536
Other operating revenue
  Service charges on deposit accounts   724,845     724,067     691,945
  Other noninterest revenue		    379,013     321,260     304,243
   Total other operating revenue	  1,103,858   1,045,327     996,188
Other expenses
  Salaries					  2,723,713   2,554,963   2,468,954
  Employee benefits			    515,141     521,346     583,582
  Occupancy 				    425,767     413,073     351,601
  Furniture and equipment 		    671,040     511,037     483,506
  Other operating				  1,568,545   1,647,193   1,431,860
   Total other expenses			  5,904,206   5,647,612   5,319,503
Income before income taxes and
 cumulative effect of a change
 in accounting method			  8,605,577   7,612,788   7,229,221
Income taxes				  2,981,019   2,593,128   2,472,274
Income before cumulative effect
 of a change in accounting method	  5,624,558   5,019,660   4,756,947
Cumulative effect of a change in the
 method of accounting for organization
 costs, net of taxes of $30,875	       -           -        (59,933)
Net income					  5,624,558   5,019,660   4,697,014

Income before cumulative effect
 of a change in accounting method	       1.74        1.55        1.47
   Cumulative effect of a change in
   the method of accounting for
   organization costs, net of taxes		   -          -         (0.02)
Earnings per common share			 1.74 	 1.55 	 1.45



The accompanying notes are an integral part of these financial statements.
3

Calvin B. Taylor Bankshares, Inc. and Subsidiaries

Statements of Changes in Stockholders' Equity

													Accumulated
													other
					Common stock				Undivided 	comprehensiveComprehensive
					Shares 	Par value 	Surplus 	profits	income	income
Balance, December 31, 1997	810,000 	810,000 	17,290,000 24,120,666 	356,351
Net income				   -   	   -              -     4,697,014      -   	4,697,014
Stock split effected in the form
  of a 100% stock dividend	810,000 	810,000 	      -   	 (810,000)     -
Unrealized gain on investment
  securities available for sale
  net of income taxes		   -           -              -          -   	122,168 	  122,168
Comprehensive income												4,819,182
Cash dividend, $.33 per share    -           -              -    (1,053,000)     -

Balance, December 31, 1998  1,620,000   1,620,000 	17,290,000 26,954,680 	478,519
Net income				   -   	   -   		-	5,019,660 	   -   	5,019,660
Unrealized gain on investment
  securities available for sale
  net of income taxes		   -           -              -          -   	(198,525)	 (198,525)
Comprehensive income												4,821,135
Cash dividend, $.60 per share    -           -              -    (1,944,000)	    -

Balance, December 31, 1999  1,620,000   1,620,000	17,290,000 30,030,340   279,994
Net income				   -   	   -   		-   	5,624,558 	   -   	5,624,558
Stock split effected in the form
  of a 100% stock dividend  1,620,000   1,620,000 	      -    (1,620,000)	   -
Unrealized gain on investment
  securities available for sale
  net of income taxes		   -   	   -   		-   	     -	216,717 	  216,717
Comprehensive income												5,841,275
Cash dividend, $.61 per share    -   	   -   		-    (1,976,400)	   -
Balance, December 31, 2000  3,240,000   3,240,000 	17,290,000 32,058,498 	496,711





The accompanying notes are an integral part of these financial statements.
4

Calvin B. Taylor Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

								Years Ended December 31,
						      2000		1999		1998
Cash flows from operating activities
  Interest received				19,291,291 17,649,136 17,484,837
  Fees and commissions received		 1,080,633 	1,029,416    996,155
  Interest paid					(5,780,554)(5,810,849)(6,312,142)
  Cash paid to suppliers and employees	(5,371,499)(4,864,057)(4,932,100)
  Income taxes paid				(2,954,290)(2,413,486)(2,556,102)
							 6,265,581  5,590,160  4,680,648

Cash flows from investing activities
  Proceeds from maturities of investment
	 securities					49,458,000 39,025,000 45,815,000
  Purchase of investment securities held
	 to maturity			     (35,978,105)(49,108,227)(62,741,560)
  Certificates of deposits purchased,
	 net of maturities			   199,000     245,000        1,000
  Loans made, net of principal collected (16,744,775)(12,248,786)  7,435,183
  Sale (purchase) of foreclosed real estate     -         39,000     (39,000)
  Purchases of and deposits on premises,
   equipment, software, and other intangibles(443,405)  (776,547) (1,724,341)
  Proceeds from sale of equipment		        423      2,400 	      -
							 (3,508,862)(22,822,160)(11,253,718)

Cash flows from financing activities
  Net increase (decrease) in
     Time deposits				  3,256,887     452,474   6,675,598
     Other deposits				(10,056,547)  7,655,693  17,148,889
     Securities sold under agreements
	 to repurchase				  3,113,671        -           -
  Payments on capital lease and mortgage
	obligations					    (18,483)     (3,587)    (61,720)
  Dividends paid					 (1,976,400) (1,944,000) (1,053,000)
							 (5,680,872)  6,160,580  22,709,767

Net increase (decrease) in cash
	and cash equivalents			 (2,924,153)(11,071,420) 16,136,697
Cash and cash equivalents at beginning
	of year					 34,423,959  45,495,379  29,358,682
Cash and cash equivalents at end of year	 31,499,806  34,423,959  45,495,379


The accompanying notes are an integral part of these financial statements.
5

Calvin B. Taylor Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Continued)

								Years Ended December 31,
						      2000		1999		1998
Reconciliation of net income to net cash provided by
   operating activities
    Net income					5,624,558 	5,019,660 	4,697,014

   Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation and amortization	  498,612 	  418,403 	  437,177
        Provision for credit losses		  174,080 	    5,745 	    1,175
        Deferred income taxes			  (20,599)	  (30,721)	  (40,160)
        Amortization of premiums and
		accretion of discounts, net	 (129,281)	 (291,392)	 (324,542)
        Charitable donation of property	     -   	  128,806 	     -
        (Gain) loss on disposition of assets  1,564 	   (2,400)	    5,860
        Decrease (increase) in
           Accrued interest receivable	  (19,464)	  (19,464)	  (79,263)
           Other assets				  (73,960)	  135,690 	  (55,313)
        Increase (decrease) in
           Accrued interest payable		   79,477 	  (32,091)	   22,789
           Accrued income taxes		   47,328 	   56,490 	  (21,527)
           Other liabilities			   83,266 	  201,434 	   37,438
							6,265,581 	5,590,160 	4,680,648


Noncash Activity



        Property acquired by issuance of debt  -   	  250,000 	     -



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

Calvin B. Taylor Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


 3.	Investment Securities
	Investment securities are summarized as follows:

					Amortized	Unrealized	Unrealized	Market
					cost      	gains   	losses    	value
December 31, 2000
Available for sale
  U.S. Treasury			 1,993,753 	   434,367 	    -   	 2,428,120
  Equity				 1,249,941 	   374,873 	    -   	 1,624,814
					 3,243,694 	   809,240 	    -   	 4,052,934
Held to maturity
  U.S. Treasury			47,422,577 	   285,916 	   37,823 	47,670,670
  U.S. Government agency	18,650,177 	    97,563 	    1,412 	18,746,328
  State and municipal		10,200,804 	    16,051 	   22,920 	10,193,935
					76,273,558 	   399,530     62,155 	76,610,933

December 31, 1999
Available for sale
  U.S. Treasury			 1,993,463 	   115,297       -   	 2,108,760
  Equity				   952,467 	   346,869      6,000    1,293,336
					 2,945,930     462,166 	    6,000 	 3,402,096
Held to maturity
  U.S. Treasury			66,466,632 	     7,153 	   386,382 	66,087,403
  U.S. Government agency	10,649,787 	      -   	   119,085 	10,530,702
  State and municipal		12,805,516 	       785 	    71,893 	12,734,408
					89,921,935 	     7,938 	   577,360 	89,352,513

December 31, 1998
Available for sale
  U.S. Treasury			 1,993,174 	   487,625 	       -   	 2,480,799
  Equity				   224,363 	   291,975 	       -   	   516,338
					 2,217,537 	   779,600 	       -   	 2,997,137
Held to maturity
  U.S. Treasury			64,826,398 	   504,666 	     14,311 65,316,753
  U.S. Government agency	 1,000,000 	       157 	        469    999,688
  State and municipal		14,449,313 	    87,156 	      3,955 14,532,514
					80,275,711 	   591,979 	     18,735 80,848,955

Calvin B. Taylor Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


 3.	Investment Securities (Continued)

	The amortized cost and estimated market value of debt securities, by contractual maturity and the amount of pledged securities, follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			December 31, 2000		December 31, 1999		December 31, 1998
			Amortized	Market	Amortized	Market	Amortized	Market
			cost      	value   	cost      	value   	cost      	value
Available for sale due
After ten years	 1,993,753 	 2,428,120 	 1,993,463 	 2,108,760 	 1,993,174 	 2,480,799

Held to maturity due
In one year or less45,333,736 45,313,048 	49,004,373 	48,908,330 	33,406,599 	33,531,104
After one year
 through five years30,939,822 31,297,885 	40,917,562 	40,444,183 	46,869,112 	47,317,851
 			76,273,558 	76,610,933 	89,921,935 	89,352,513 	80,275,711 	80,848,955

Pledged securities19,985,861 	20,097,350 	 4,592,597 	 4,562,493 	 5,094,242 	 5,150,876

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
of December 31, 1998.

 5.	Loans and Allowance for Credit Losses

	Major classifications of loans are as follows:


					2000		1999		1998
Demand and time			 15,588,946  17,825,019  16,253,621
Mortgage				148,468,890 130,378,776 118,837,336
Construction			  1,540,376     824,071   1,795,952
Installment				  5,165,742   5,054,669   4,950,912
					170,763,954 154,082,535 141,837,821
Allowance for credit losses	  2,192,755   2,082,031   2,080,358
Loans, net				168,571,199 152,000,504 139,757,463

Calvin B. Taylor Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


 5.	Loans and Allowance for Credit Losses (Continued)

	The rate repricing distribution of the loan portfolio follows:

					2000		1999		1998
Immediately				165,596,389 149,036,842 136,750,569
Within one year			    425,689     302,886     522,434
Over one to five years		  4,114,779   4,258,632   4,223,521
Over five years			    627,097     484,175     341,297
					170,763,954 154,082,535 141,837,821


	Outstanding loan commitments and letters of credit are as
follows:
Loan commitments
  Construction and land
	development			  2,964,536   9,486,899   1,470,375
  Other				  3,192,350   4,843,120   6,012,019
					  6,156,886  14,330,019   7,482,394

Standby letters of credit
  Secured by deposits		  1,229,669   1,380,593   1,200,650
  Other				    182,883     123,648     187,215
					  1,412,552   1,504,241   1,387,865


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

Calvin B. Taylor Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


 5.	Loans and Allowance for Credit Losses (Continued)

	Transactions in the allowance for credit losses were as follows:

						2000		1999		1998
Beginning balance				2,082,031 	2,080,358 	2,080,798
Provision charged to operations	  174,080 	    5,745 	    1,175
Recoveries					    3,744 	   14,823 	   14,479
						2,259,855 	2,100,926 	2,096,452
Loans charged off				   67,100 	   21,884 	   13,105
						2,192,755 	2,079,042 	2,083,347
Change in allowance related to
 loan commitments				     -   	   (2,989)	    2,989
Ending balance				2,192,755 	2,082,031 	2,080,358

	Amounts past due 90 days or more, and still accruing interest, are as follows:

Demand and time				   39,576 	   50,371 	  303,500
Mortgage					  263,237 	     -   	  194,622
Installment					   18,296 	    1,346 	    6,887
						  321,109 	   51,717 	  505,009

	Management has identified no impaired or nonaccrual loans at December 31, 2000, 1999, and 1998.

 6.	Premises and Equipment

	A summary of premises and equipment and the related depreciation is as follows:

		Estimated useful life		2000     	1999     	1998
Land							 1,891,950 	1,891,950 	2,506,475
Premises			5 - 50 years	 4,645,138 	4,602,879 	4,253,722
Furniture and equipment	5 - 40 years	 3,742,681 	3,678,167 	2,875,819
							10,279,769 10,172,996 	9,636,016
Accumulated depreciation			 4,659,291 	4,314,068 	4,105,450
Net premises and equipment			 5,620,478  5,858,928   5,530,566

Depreciation expense				   436,608 	  398,682 	  340,304

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

	The Company leases the land on which the Route 50 branch is located and the branch office in South Pocomoke. Lease obligations will require payments as follows:

								Minimum
					Period 		rentals
					2001			  28,162
					2002			  28,162
					2003			  15,000
					2004			  15,000
					2005			  15,000
					Remaining years	  55,000
								 156,324

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

 8.	Deposits

	Major classifications of interest-bearing deposits are as follows:

					2000		1999		1998
Money market			 34,896,077  52,985,409  57,683,937
Savings and NOW			 73,967,825  76,458,281  66,606,783
Other time				 73,387,347  70,130,460  69,677,986
					182,251,249 199,574,150 193,968,706

	Included in other time deposits are certificates of deposit of $100,000 or more with the following maturities:

Three months or less		  4,423,581   1,394,088   3,962,747
Over three through twelve months6,795,644   9,356,422   9,453,247
Over one through five years	  3,961,211   2,067,556   1,181,142
					 15,180,436  12,818,066  14,597,136
Interest expense			    680,474     550,206     646,110

Calvin B. Taylor Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


 9.	Mortgage Obligation


	The Company purchased real estate, financing 100% of the purchase price. The 6% mortgage has a final maturity of September, 2011.

	Maturities of this mortgage are as follows:

			2001			 15,815
			2002			 16,790
			2003			 17,826
			2004			 18,925
			2005			 20,092
			Remaining years	142,069
						231,517

10.	Securities Sold Under Agreements to Repurchase

	The Bank has repurchase agreements that are collateralized by government agency securities owned by the Bank. During the year ended December 31, 2000, the following applied to these repurchase agreements:

2000
Maximum month-end amount outstanding			4,557,860
Average amount outstanding					1,610,688
Average rate paid during the year				1.45%
Investment securities underlying the agreements
	at year end
  Carrying value							13,988,545
  Estimated fair value						14,105,150

11.	Profit Sharing and Pension Plans

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

Calvin B. Taylor Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


12.	Other Operating Expenses

	The components of other operating expenses follow:

						2000		1999		1998
Amortization of intangible assets	   62,005 	   19,721 	    6,064
Advertising					  132,784 	  146,341 	  141,736
Business and product development	   57,055 	   57,649 	  118,252
Courier service				   99,466 	   93,968 	   78,900
Deposit insurance				   35,157 	   37,917 	   19,499
Director fees				   72,575 	   64,120 	   71,170
Dues, donations, and subscriptions	  107,114 	   83,105 	   64,451
Donated real property			     -   	  128,806 	     -
Freight					   62,411 	   57,879 	    60,697
Liability insurance			   61,649 	   64,686 	    68,460
Postage					  145,325 	  155,092 	   154,295
Professional fees				   62,660 	   61,538 	    82,128
Stationery and supplies			  261,733 	  309,727 	   266,527
Telephone					   82,256 	   82,466 	    72,682
ATM fees					  123,398 	  110,791 	    84,720
Miscellaneous				  202,957 	  173,387 	   142,279
						1,568,545 	1,647,193 	1,431,860

13.	Income Taxes

	The components of income tax expense, including taxes related to the change in accounting method for organization costs, are as follows:

						2000		1999		1998
Current
  Federal					2,674,450 	2,369,389 	2,218,578
  State					  327,168 	  254,460 	  262,981
						3,001,618 	2,623,849 	2,481,559
Deferred					  (20,599)	  (30,721)	  (40,160)
						2,981,019 	2,593,128 	2,441,399

	Components of the deferred tax benefit are as follows:

						2000		1999		1998
Provision for credit losses		(40,495)	    243 	   (400)
Pension expense				   -   	(13,973)	   -
Depreciation				 13,987 	(35,808)	 (7,511)
Discount accretion			 (1,656)	  2,795 	(12,412)
Health insurance premium deposits	     27 	  8,486 	  4,837
Organization costs			  7,538 	  7,536 	(24,674)
						(20,599)	(30,721)	(40,160)

	Components of the net deferred tax assets are as follows:

						2000		1999		1998
Deferred tax asset
  Allowance for credit losses		603,025 	562,530 	562,773
  Health insurance premium deposits	   -   	     27 	  8,513
  Organization costs			  9,600 	 17,138 	 24,674
						612,625 	579,695 	595,960

Deferred tax liabilities
  Depreciation				182,950 	168,963 	204,771
  Pension					   -   	   -   	 13,973
  Discount accretion			  9,920 	 11,576 	  8,781
  Unrealized gain on securities
  available for sale			312,528 	176,170 	301,081
						505,398 	356,709 	528,606

						107,227 	222,986 	 67,354

	A reconciliation of the provision for taxes on income from the statutory federal income tax rates to the effective income tax rates follows:

Statutory federal income tax rate	34.0 	%	34.0 	%	34.0 	%
Increase (decrease) in tax rate
  resulting from
  Tax-exempt income			(1.9)		(2.0)		(2.2)
  State income taxes net of
  federal income tax benefit		 2.5 		 2.1 		 2.4
						34.6 	%	34.1 	%	34.2 	%

Calvin B. Taylor Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


14.	Fair Value of Financial Instruments

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

				December 31, 2000		December 31, 1999		December 31, 1998
				Carrying	Fair		Carrying	Fair		Carrying	Fair
				amount	value		amount	value		amount	value
Financial assets
  Cash and due from
   banks			 13,332,279  13,479,427  18,546,576  18,660,884  12,157,944  12,284,957
  Federal funds sold	 18,167,527  18,167,527  15,877,383  15,877,383  33,337,435  33,337,435
  Interest-bearing
   deposits			    784,000     784,116     983,000     979,200   1,228,000   1,236,676
  Investment securities	 80,326,492	 80,663,867	 93,324,031  92,754,609  83,272,848	 83,846,092
  Loans, net		168,571,199 168,610,107 152,000,504 151,961,767 139,757,463 139,771,766
  Accrued interest
   receivable		  1,948,199	  1,948,199   1,928,735   1,928,735   1,869,686   1,869,686

Financial liabilities
  Noninterest-bearing
   deposits			 49,674,943	 49,674,943  39,151,702  39,151,702  36,648,979  36,648,979
  Interest-bearing
   deposits			182,251,249 182,263,290 199,574,150 199,607,450 193,968,706 194,296,343
  Mortgage obligation	    231,517     210,648     246,413     246,413        -           -
  Accrued interest
   payable			    503,519     503,519     424,042     424,042     456,133     456,133

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


					2000		1999		1998
Beginning balance			 9,231,028	 8,641,536 	 9,466,973
Advances				 5,356,617	 3,095,000 	 3,034,421
					14,587,645	11,736,536 	12,501,394
Repayments				 3,567,151 	 1,624,714   3,836,363
Other changes			(1,272,750)    880,794 	    23,495
Ending balance			12,293,244 	 9,231,028	 8,641,536

Calvin B. Taylor Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


16.	Capital Standards

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

Calvin B. Taylor Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


17.	Parent Company Financial Information

								December 31,
Balance Sheets				2000		1999		1998
Assets
Cash and due from banks			     9,110	   151,751	    57,056
Interest-bearing deposits		    75,505 	   100,000 	   500,000
Securities available for sale		 1,624,814	 1,293,336	   516,338
Investment in subsidiary banks	49,806,120	46,061,690	43,609,263
Premises and equipment			 1,609,939	 1,639,139	 1,668,338
Other assets				    22,445	    18,241	     8,721
   Total assets				53,147,933	49,264,157	46,359,716

Liabilities and Stockholders' Equity
Liabilities
  Deferred income taxes			    62,724	    43,823	    16,517
Stockholders' equity
  Common stock				 3,240,000	 1,620,000	 1,620,000
  Additional paid-in capital		17,290,000	17,290,000	17,290,000
  Retained earnings			32,058,498	30,030,340	26,954,680
  Accumulated other comprehensive
	 income				   496,711	   279,994	   478,519
  Total stockholders' equity		53,085,209	49,220,334	46,343,199
  Total liabilities and
	stockholders' equity		53,147,933	49,264,157	46,359,716

							Years Ended December 31,
Statements of Income
						2000		1999		1998
Interest revenue				     3,690	    10,240	    33,467
Dividend revenue				    25,676	    19,264	    15,890
Dividends from subsidiaries		 2,076,400	 2,344,000	 1,803,000
Equity in undistributed income
 of subsidiaries				 3,548,585	 2,680,964	 2,906,079
Rental income				     2,700	     2,925	     2,700
						 5,657,051	 5,057,393	 4,761,136

Expenses
  Occupancy					    24,898	    31,570	     8,027
  Furniture and equipment		     1,904	     3,423	     2,280
  Other					    15,168	    12,418	    65,760
						    41,970	    47,411	    76,067

Income before income taxes		 5,615,081	 5,009,982	 4,685,069
Income taxes (benefit)			    (9,477)	    (9,678)	   (11,945)
Net income					 5,624,558	 5,019,660	 4,697,014

Calvin B. Taylor Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

17.	Parent Company Financial Information (Continued)

							Years Ended December 31,
						2000		1999		1998
Statements of Cash Flows
Cash flows from operating activities
  Interest and dividends received	 2,105,906	 2,375,011	 1,852,499
  Rental payments received		     2,700	     2,925	     2,700
  Cash paid for operating expenses	   (19,969)	   (18,211)	   (35,660)
  Income taxes refunded			    18,101 	     7,074 	       808
						 2,106,738	 2,366,799	 1,820,347
Cash flows from investing activities
  Organization costs reimbursed	      -   	      -   	    58,912
  Purchase of premises and equipment      -   	      -   	  (800,637)
  Purchase of equity securities	  (297,474)	  (728,104)	  (224,363)
  Redemption of certificate of deposit 100,000 	   400,000 	      -
						  (197,474)	  (328,104)	  (966,088)
Cash flows from financing activities
  Dividends paid				(1,976,400)	(1,944,000)	(1,053,000)
Net increase (decrease) in cash 	   (67,136)	    94,695 	  (198,741)

Cash at beginning of year		   151,751 	    57,056 	   255,797
Cash at end of year			    84,615 	   151,751 	    57,056


Reconciliation of net income to net cash
   provided by operating activities
    Net income				 5,624,558 	 5,019,660 	 4,697,014
    Adjustments to reconcile net
	income to net cash used in
	operating activities
      Undistributed net income
	 of subsidiary			(3,548,585) (2,680,964) (2,906,079)
        Amortization and depreciation   29,200 	    29,200 	    38,320
        Increase (decrease) in
	  deferred income taxes and
	  other liabilities		     5,769 	     8,423 	    (2,784)
        Decrease (increase) in other
	    assets				    (4,204)	    (9,520)	    (6,124)
						 2,106,738	 2,366,799	 1,820,347

Calvin B. Taylor Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


18.	Quarterly Results of Operations (Unaudited)

							Three months ended
					December 31,September 30,June 30,	March 31,
2000
Interest revenue			5,059,947	5,056,443	4,678,198	4,645,448
Interest expense			1,527,302	1,498,739	1,400,906	1,433,084
Net interest income 		3,532,645 	3,557,704 	3,277,292 	3,212,364
Provision for credit losses	   68,000 	   23,000 	   41,000 	   42,080
Net income				1,438,189 	1,583,917 	1,306,325 	1,296,127
Comprehensive income		1,502,283 	1,665,605 	1,308,822 	1,364,565
Earnings per share		$0.44 	$0.49 	$0.40 	$0.40

1999
Interest revenue			4,607,224 	4,669,910 	4,410,901 	4,311,541
Interest expense			1,439,769 	1,439,279 	1,407,424 	1,492,286
Net interest income 		3,167,455 	3,230,631 	3,003,477 	2,819,255
Provision for credit losses	   (7,980)	    8,670 	    4,355 	      700
Net income				1,273,784 	1,402,034 	1,299,830 	1,044,012
Comprehensive income		1,611,696 	1,200,713 	1,111,686 	  897,040
Earnings per share		$0.39 	$0.43 	$0.40 	$0.32

1998
Interest revenue			4,543,201 	4,622,908 	4,371,535 	4,317,531
Interest expense			1,624,594 	1,660,900 	1,520,731 	1,495,239
Net interest income 		2,918,607 	2,962,008 	2,850,804 	2,822,292
Provision for credit losses	     -   	    1,175 	     -   	     -
Net income				1,117,550 	1,292,315 	1,133,473 	1,153,676
Comprehensive income		1,057,343 	1,424,048 	1,187,829 	1,149,962
Earnings per share		$0.34 	$0.40 	$0.35 	$0.36

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