Form 10KSB/A
period 2000-12-31
TAYLOR CALVIN B BANKSHARES INC
filed 2001-10-22
CIK 1003986

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

Average Balances, Interest, and Yields

                                       For the Year Ended                     For the Year Ended
                                       December 31, 2000                      December 31, 1999
                                Average	                                Average
                                Balance         Interest        Yield   balance         Interest        Yield
Assets
Federal funds sold and securities sold
  under repurchase agreements    27,035,284      1,716,303      6.35%    25,119,944      1,261,883     	5.02%
Interest bearing deposits           833,669         46,110      5.53%     1,135,879         59,892      5.27%
Investment securities:
  U. S. Treasury      	         52,381,568      2,877,623      5.49%    70,035,826      3,744,040      5.35%
  U. S. Agency                   14,102,254        883,398      6.26%     5,202,345        311,991      6.00%
  State and municipal            11,044,697        601,367      5.44%    14,684,452        775,402      5.28%
  Other	                          1,466,086         34,935      2.38%       936,104         26,211      2.80%
   Total investment securities   78,994,605      4,397,323      5.57%    90,858,727      4,857,644      5.35%
Loans:
  Commercial                     16,670,170      1,372,165      8.23%    16,466,323      1,328,643      8.07%
  Mortgage                      142,159,452     11,665,502      8.21%   125,807,308     10,299,329      8.19%
  Consumer                        5,058,592        491,445      9.72%     5,029,127        480,141      9.55%
   Total loans                  163,888,214     13,529,112      8.26%   147,302,758     12,108,113      8.22%
Allowance for credit losses       2,091,268                               2,083,668
   Total loans, net of allowance161,796,946     13,529,112      8.36%   145,219,090     12,108,113      8.34%
Total interest-earning assets   268,660,504     19,688,848      7.33%   262,333,640     18,287,532      6.97%

Noninterest-bearing cash         12,657,560             -                12,929,195             -
Premises and equipment            5,774,271             -                 5,537,756             -
Other assets                      2,155,343             -                 1,898,309             -

       Total assets             289,247,678     19,688,848              282,698,900     18,287,532

Liabilities and Stockholders' Equity
Interest-bearing Deposits
 Savings and NOW                 82,093,427      1,530,693      1.86%    69,549,683      1,410,850      2.03%
 Money market                    38,001,007        946,368      2.49%    58,167,683      1,331,935      2.29%
 Other time deposits             69,455,736      3,345,163      4.82%    68,899,821      3,032,241      4.40%
Total interest-bearing deposits 189,550,170      5,822,224      3.07%   196,617,187      5,775,026      2.94%
Securities sold under agreements
 to repurchase                    1,610,141         23,427      1.45%            -              -
Borrowed funds                      238,965         14,380      6.02%       122,984          3,732      3.03%
Total interest-bearing liabilities
                                191,399,276      5,860,031      3.06%   196,740,171      5,778,758      2.94%
Noninterest-bearing deposits     45,144,294             -                37,290,913             -
                                236,543,570      5,860,031      2.48%   234,031,084      5,778,758      2.47%
Other liabilities                   840,761             -                   746,991             -
Stockholders' equity             51,863,347             -                47,920,825             -
 Total liabilities and
 stockholders' equity           289,247,678      5,860,031              282,698,900      5,778,758

Net interest spread                                             4.27%                                   4.03%
Net interest income                             13,828,817                                  12,508,774
Net margin on interest-earning assets                           5.15%                                   4.77%

Dividends and interest on tax-exempt securities and loans, are reported on fully taxable equivalent basis.

Analysis of Changes in Net Interest Income

					Year ended December 31,				Year ended December 31,
					2000 compared with 1999				1999 compared with 1998
					variance due to					variance due to
				Total		Rate		Volume		Total		Rate		Volume
Earning assets
Interest bearing deposits         (13,782)         2,144          (15,926)       (10,865)          (4,505)        (6,360)
Federal funds sold                454,420        358,270           96,150       (149,935)         (83,480)       (66,455)
Investment securities:
  U.S. Treasury                  (866,417)        78,086         (944,503)       275,529         (294,797)       570,326
  U.S. Government Agency          571,407         37,412          533,995        297,068           27,411        269,657
  State, county, and municipals  (174,035)        18,144         (192,179)        65,144          (68,909)       134,053
  Other                             8,724         (6,115)          14,839          2,135          (37,988)        40,123
Loans:
  Commercial                       43,522         27,072           16,450         29,832         (104,936)       134,768
  Mortgage                      1,366,173         26,932        1,339,241       (286,167)        (162,378)      (123,789)
  Consumer                         11,304          8,490            2,814        (32,571)         (33,552)           981
   Total interest revenue       1,401,316        550,435          850,881        190,170         (763,134)       953,304

Interest-bearing liabilities
Savings and NOW	                  119,843       (134,795)         254,638        (82,744)        (305,159)       222,415
Money market                     (385,567)        76,250         (461,817)      (198,522)        (205,532)         7,010
Other time deposits               312,922        288,462           24,460       (245,172)        (440,706)       195,534
Other borrowed funds               34,075          7,134           26,941          3,732            3,732             -
  Total interest expense           81,273        237,051         (155,778)      (522,706)        (947,665)       424,959

Net interest income             1,320,043        313,384        1,006,659        712,876          184,531        528,345

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

Loan Maturity Schedule and Sensitivity to Changes in Interest
Rates

					December 31, 2000
						Over one 	Over
				One year 	through 	five
				or less 	five years	years 	Total
Commercial                       15,588,946         -           -        15,588,946
Real estate                     148,468,890         -           -       148,468,890
Construction                      1,540,376         -           -         1,540,376
Consumer                            361,180  4,206,122     598,440        5,165,742
      Total                     165,959,392  4,206,122     598,440      170,763,954

Fixed interest rate                 389,948  4,206,122     598,440        5,194,510
Variable interest rate
   (or demand)                  165,569,444         -           -       165,569,444
      Total                     165,959,392  4,206,122     598,440      170,763,954

	As of December 31, 2000, $165,959,392 or 96.96%, of the total loans were either variable rate loans or loans written on demand.


	The Company has the following commitments, lines of credit, and letters of credit outstanding as of December 31, 2000 and 1999, respectively.

					2000 			1999
  Construction loans            2,964,536                9,486,899
  Other loan commitments        3,192,350                4,843,120
  Standby letters of credit     1,412,552                1,504,241
     Total                      7,569,438               15,834,260

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

Interest Sensitivity Analysis

						December 31, 2000
				     After three
			Within	     but within    After one	After
			three	     twelve	   but within	five
			months	     months	   five years	years	Total
Assets
Earning assets
  Federal funds sold     18,167,527        -           -           -     18,167,527
  Interest-bearing deposits    -        487,000	    297,000        -        784,000
  Investment securities  18,432,798  26,900,938	 30,939,822  4,052,934   80,326,492
  Loans                 165,596,807     362,585   4,206,122    598,440  170,763,954
Total earning assets    202,197,132  27,750,523  35,442,944  4,651,374  270,041,973

Liabilities
Interest-bearing liabilities
  Money market 	         34,896,077        -           -           -     34,896,077
   Savings and NOW       73,967,825        -           -           -     73,967,825
   Certificates $100,000
         and over         4,423,581   6,795,644   3,961,211        -	 15,180,436
   Certificates under
         $100,000        16,640,329  28,982,081  12,584,501        -     58,206,911
Securities sold under
 agreements to repurchase 3,113,671        -             -         -      3,113,671
Note Payable                  3,865      11,950      73,633     142,069     231,517
Total interest-bearing
 liabilities            133,045,348  35,789,675  16,619,345     142,069 185,596,437

Period gap               69,151,784  (8,039,152) 18,823,599   4,509,305  84,445,536
Cumulative gap           69,151,784  61,112,635  79,936,231  84,445,536  84,445,536

Ratio of cumulative gap to
 total earning assets	     25.61%      22.63%	     29.60%      31.27%      31.27%

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


Investment Securities Maturity Distribution and Yields

				December 31, 2000	December 31, 1999
				Amount	Percent 	Amount 	Percent
U. S. Treasury securities
One year or less                29,941,814  5.34        43,479,940  5.29
Over one through five years     17,480,762  6.36        22,986,692  5.11
Over ten years                   2,428,120  7.28         2,108,760  7.29
Total U.S. Treasury securities  49,850,696  5.78        68,575,392  5.29

U.S. Government Agencies
One year or less                 8,750,177  6.35                -
Over one through five years      9,900,000  6.46        10,649,787  6.08
Total U.S. Government Agencies  18,650,177  6.41        10,649,787  6.08

State, county, and municipal
 securities
One year or less                 6,641,744  5.67         5,267,528  3.56
Over one through five years      3,559,061  6.12         7,064,654  3.61
Over five through ten years             -                  100,671  3.71
Over ten years                          -                  372,663  3.45
Total state, county, and
 municipal securities           10,200,805  5.83        12,805,516  3.59

Total debt securities
One year or less                45,333,735  5.59        48,747,468  5.10
Over one through five years     30,939,823  6.36        40,701,133  5.10
Over five through ten years             -                  100,671  3.71
Over ten years                   2,428,120  7.28         2,481,423  6.71
Total debt securities           78,701,678  5.94        92,030,695  5.15

Equity securities                1,624,814  2.38         1,293,336  3.72

Total securities                80,326,492  5.87        93,324,031  5.13

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

	The following table sets forth the deposits of the Company by category as of December 31, 2000 and 1999, respectively.

					December 31,
				2000				1999
				Percent of		Percent of
			Amount	deposits	Amount	deposits
<s>			c>		<c>	<c>		<c>
Demand deposit accounts	49,674,943  21.42%      39,151,702  16.40%
NOW accounts            39,910,464  17.21%      41,203,474  17.26%
Money market accounts   34,896,077  15.04%      52,985,409  22.19%
Savings accounts        34,057,361  14.68%      35,254,807  14.77%
Time deposits less
 than $100,000          58,206,911  25.10%      57,312,394  24.01%
Time deposits of
 $100,000 or more       15,180,436   6.55%      12,818,066   5.37%

 Total deposits        231,926,192 100.00%     238,725,852 100.00%

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





The accompanying notes are an integral part of these financial statements.
4

Calvin B. Taylor Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

                                                           Years Ended December 31,
                                                   2000             1999            1998
Cash flows from operating activities
  Interest received                             19,291,291      17,649,136      17,484,837
  Fees and commissions received                  1,080,633       1,029,416         996,155
  Interest paid	                                (5,780,554)     (5,810,849)     (6,312,142)
  Cash paid to suppliers and employees          (5,371,499)     (4,864,057)     (4,932,100)
  Income taxes paid                             (2,954,290)     (2,413,486)     (2,556,102)
                                                 6,265,581       5,590,160       4,680,648

Cash flows from investing activities
  Proceeds from maturities of investment
         securities                             49,458,000      39,025,000      45,815,000
  Purchase of investment securities held
         to maturity                           (35,978,105)    (49,108,227)    (62,741,560)
  Certificates of deposits purchased,
         net of maturities                         199,000         245,000           1,000
  Loans made, net of principal collected       (16,744,775)    (12,248,786)      7,435,183
  Sale (purchase) of foreclosed real estate           -             39,000         (39,000)
  Purchases of and deposits on premises,
   equipment, software, and other intangibles     (443,405)       (776,547)     (1,724,341)
  Proceeds from sale of equipment                      423           2,400     -
                                                (3,508,862)    (22,822,160)    (11,253,718)

Cash flows from financing activities
  Net increase (decrease) in
     Time deposits                                3,256,887        452,474        6,675,598
     Other deposits                             (10,056,547)     7,655,693       17,148,889
     Securities sold under agreements
         to repurchase                            3,113,671           -           -
  Payments on capital lease and mortgage
        obligations                                 (18,483)        (3,587)    	   (61,720)
  Dividends paid                                 (1,976,400)    (1,944,000)      (1,053,000)
                                                 (5,680,872)     6,160,580       22,709,767

Net increase (decrease) in cash
        and cash equivalents                     (2,924,153)   (11,071,420)     16,136,697
Cash and cash equivalents at beginning
        of year                                  34,423,959      45,495,379     29,358,682
Cash and cash equivalents at end of year         31,499,806      34,423,959     45,495,379


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

 8.	Deposits

	Major classifications of interest-bearing deposits are as follows:

                                        2000		1999		1998
Money market                             34,896,077  52,985,409  57,683,937
Savings and NOW                          73,967,825  76,458,281  66,606,783
Other time                               73,387,347  70,130,460  69,677,986
                                        182,251,249 199,574,150 193,968,706

	Included in other time deposits are certificates of deposit of $100,000 or more with the following maturities:

Three months or less                      4,423,581   1,394,088   3,962,747
Over three through twelve months          6,795,644   9,356,422   9,453,247
Over one through five years               3,961,211   2,067,556   1,181,142
                                         15,180,436  12,818,066  14,597,136

Interest expense                            680,474     550,206     646,110

Calvin B. Taylor Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


 9.	Mortgage Obligation


	The Company purchased real estate, financing 100% of the purchase price. The 6% mortgage has a final maturity of September, 2011.

	Maturities of this mortgage are as follows:

			2001			 15,815
			2002			 16,790
			2003			 17,826
			2004			 18,925
			2005			 20,092
			Remaining years	        142,069
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

Calvin B. Taylor Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


12.	Other Operating Expenses

	The components of other operating expenses follow:

                                         2000		1999		1998
Amortization of intangible assets          62,005          19,721           6,064
Advertising                               132,784         146,341         141,736
Business and product development           57,055          57,649         118,252
Courier service	                           99,466          93,968          78,900
Deposit insurance                          35,157          37,917          19,499
Director fees                              72,575          64,120          71,170
Dues, donations, and subscriptions        107,114          83,105          64,451
Donated real property                         -           128,806             -
Freight                                    62,411          57,879          60,697
Liability insurance                        61,649          64,686          68,460
Postage                                   145,325         155,092         154,295
Professional fees                          62,660          61,538          82,128
Stationery and supplies                   261,733         309,727         266,527
Telephone                                  82,256          82,466          72,682
ATM fees                                  123,398         110,791          84,720
Miscellaneous                             202,957         173,387         142,279
                                        1,568,545       1,647,193       1,431,860

13.	Income Taxes

	The components of income tax expense, including taxes related to the change in accounting method for organization costs, are as follows:

                                        2000		1999		1998
Current
  Federal                               2,674,450      2,369,389      2,218,578
  State                                   327,168        254,460        262,981
                                        3,001,618      2,623,849      2,481,559
Deferred                                  (20,599)       (30,721)       (40,160)
                                        2,981,019      2,593,128      2,441,399

	Components of the deferred tax benefit are as follows:

                                        2000		1999		1998
Provision for credit losses             (40,495)         243         (400)
Pension expense	                           -   	     (13,973)        -
Depreciation                             13,987      (35,808)      (7,511)
Discount accretion                       (1,656)       2,795      (12,412)
Health insurance premium deposits            27        8,486        4,837
Organization costs                        7,538        7,536      (24,674)
                                        (20,599)     (30,721)     (40,160)

	Components of the net deferred tax assets are as follows:

					2000		1999		1998
Deferred tax asset
  Allowance for credit losses           603,025      562,530      562,773
  Health insurance premium deposits        -   	          27        8,513
  Organization costs                      9,600       17,138       24,674
                                        612,625      579,695      595,960

Deferred tax liabilities
  Depreciation                          182,950      168,963      204,771
  Pension                                  -            -          13,973
  Discount accretion                      9,920       11,576        8,781
  Unrealized gain on securities
  available for sale                    312,528      176,170      301,081
                                        505,398      356,709      528,606

                                        107,227      222,986       67,354

	A reconciliation of the provision for taxes on income from the statutory federal income tax rates to the effective income tax rates follows:

Statutory federal income tax rate       34.0%          34.0%	     34.0%
Increase (decrease) in tax rate
  resulting from
  Tax-exempt income                     (1.9)          (2.0)         (2.2)
  State income taxes net of
  federal income tax benefit             2.5            2.1           2.4
                                        34.6%          34.1%         34.2%

Calvin B. Taylor Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


14.	Fair Value of Financial Instruments

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

                                               Three months ended
                                December 31,    September 30,   June 30,        March 31,
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