Form 10-Q
period 2001-09-30
TAYLOR CALVIN B BANKSHARES INC
filed 2001-11-05
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2001

Commission File Number:  0001003986

CALVIN B. TAYLOR BANKSHARES, INC.

I.R.S. Employer Identification No.: 52-1948274
State of incorporation: Maryland

Address of principal executive offices: 24 North Main
Street,  Berlin,  Maryland  21811
Issuer's telephone number: (410) 641-1700


Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Exchange Act during the preceding 12
months (or for such shorter period that the registrant
was required to file such reports), and (2) has been
subject to such filing requirements for the past 90
days.   YES    X  	NO


State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest
practicable date:	The registrant had 3,240,000 shares
of common stock ($1.00 par) outstanding as of October
31, 2001.


Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Form 10-Q
Index


Part I  -	Financial Information
		Page

Item 1	Consolidated Financial Statements
        Consolidated Balance Sheets               3
        Consolidated Statements of Income         4
        Consolidated Statements of Cash Flows     5
        Notes to Financial Statements             6

Item 2	Management's Discussion and Analysis of
Financial Condition and Results of Operation    7-10

Item 3	Quantitative and Qualitative Disclosures
About Market Risks                                10

Part II -	Other Information

Item 1  Legal Proceedings                         11
Item 2  Changes in Securities and Use of Proceeds 11
Item 3  Defaults Upon Senior Securities           11
Item 4  Submission of Matters to a Vote of Security
        Holders	                                  11
Item 5  Other Information                         11
Item 6  Exhibits and Reports on Form 8-K          11





Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Part I - Financial Information
Consolidated Statements of Condition

                                         (unaudited)
                                         September 30  December 31
                                            2001        2000
                  Assets
Cash and due from banks                   16,956,191    13,332,279
Federal funds sold                        50,130,391    18,167,527
Interest-bearing deposits                    784,000       784,000
Investment securities available for sale 3,634,477 4,052,934 Investment securities held to maturity
  (approximate fair value of $89,113,635
   and $76,610,933)                       86,354,239    76,273,558
Loans, less allowance for credit losses
  of $2,177,132 and $2,192,755           167,865,919   168,571,199
Premises and equipment                     5,920,941     5,620,478
Accrued interest income                    1,734,334     1,948,199
Deferred income taxes                        119,615       107,227
Other assets                                 296,736       190,610
                                         333,796,843   289,048,011

   Liabilities and Stockholders' Equity
Deposits
  Noninterest-bearing                     64,466,220    49,674,943
  Interest-bearing                       206,061,017   182,251,249
                                         270,527,237   231,926,192
Securities sold under agreements to
  repurchase                               5,109,388     3,113,671
Accrued interest payable                     560,378       503,519
Note payable                                 219,745       231,517
Accrued income taxes                          57,132       103,818
Other liabilities                              8,182        84,085
                                         276,482,062   235,962,802
Stockholders' equity
  Common stock, par value $1 per share
   authorized 10,000,000 shares,
   issued and outstanding 3,240,000
   shares                                  3,240,000     3,240,000
  Additional paid in capital              17,290,000    17,290,000
  Retained earnings                       36,307,758    32,058,498
                                          56,837,758    52,588,498
  Net unrealized gain on securities
   available for sale                        477,023       496,711
                                          57,314,781    53,085,209
                                         333,796,843   289,048,011







Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

                                         For the three months ended
                                                 September
                                             2001        2000
Interest and dividend revenue
  Loans, including fees                    3,526,900    3,388,391
  U.S. Treasury and Agency securities        894,005      971,672
  State and municipal securities              74,748      102,288
  Federal funds sold                         490,283      580,011
  Deposits with banks                         11,622       10,792
  Equity securities                            6,314        3,289
     Total interest and dividend revenue   5,003,872    5,056,443

Interest expense
  Deposit interest                         1,602,832    1,487,745
  Other                                       23,843       10,994
     Total interest expense                1,626,675    1,498,739

     Net interest income                   3,377,197    3,557,704

Provision for credit losses                      -         23,000
     Net interest income after
        provision for credit losses        3,377,197    3,534,704

Other operating revenue
  Service charges on deposit accounts        199,001      177,679
  Miscellaneous revenue                      131,250      119,726
          Total other operating revenue      330,251      297,405

Other expenses
  Salaries and employee benefits             856,231      752,985
  Occupancy                                  128,106      162,591
  Furniture and equipment                    155,494       67,566
  Other operating                            388,292      427,226
          Total other expenses             1,528,123    1,410,368

Income before income taxes                 2,179,325    2,421,741
Income taxes                                 778,413      837,824

Net income                                 1,400,912    1,583,917

Basic earnings per share                        0.43         0.49









Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

                                         For the nine months ended
                                                  September
                                             2001        2000
Interest and dividend revenue
  Loans, including fees                   10,725,442    10,038,406
  U.S. Treasury and Agency securities      2,589,108     2,724,551
  State and municipal securities             261,696       304,950
  Federal funds sold                       1,103,534     1,260,948
  Deposits with banks                         35,670        33,130
  Equity securities                           25,786        18,104
      Total interest and dividend revenue 14,741,236    14,380,089

Interest expense
  Deposit interest                         4,642,570     4,313,238
  Other                                       55,687        19,491
      Total interest expense               4,698,257     4,332,729

      Net interest income                 10,042,979    10,047,360

Provision for credit losses                      -         106,080
      Net interest income after
        provision for credit losses       10,042,979     9,941,280

Other operating revenue
  Service charges on deposit accounts        608,122       539,752
  Miscellaneous revenue                      374,577       313,135
     Total other operating revenue           982,699       852,887

Other expenses
  Salaries and employee benefits           2,508,625     2,296,553
  Occupancy                                  332,793       473,213
  Furniture and equipment                    445,651       398,115
  Other operating                          1,200,524     1,221,279
          Total other expenses             4,487,593     4,389,160

Income before income taxes                 6,538,085     6,405,007
Income taxes                               2,288,825     2,218,638

Net income                                 4,249,260     4,186,369

Basic earnings per share                        1.31          1.29









Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

                                         For the nine months ended
                                                 September
                                             2001         2000
Cash flows from operating activities
  Interest received                         14,847,228    14,583,888
  Fees and commissions received              1,021,867       868,831
  Interest paid                             (4,641,398)   (4,276,398)
  Cash paid to suppliers and employees      (4,276,194)   (4,012,433)
  Income taxes paid                         (2,335,511)   (2,149,480)
                                             4,615,992     5,014,408
Cash flows from investing activities
  Proceeds from maturities of investment
     securities                             47,747,000    45,935,000
  Purchase of investment securities held
     to maturity                           (57,333,426)  (35,162,275)
  Certificates of deposit purchased,
     net of redemptions                        199,000
  Purchases of premises, equipment,
     and inttangibles                         (750,060)     (420,042)
  Loans made, net of principal collected       705,280   (10,388,035)
  Proceeds from sales of equipment              17,000           423
                                            (9,614,206       164,071
Cash flows from financing activities
  Net change in time deposits               14,054,954     2,909,579
  Net change in other deposits              24,546,091     2,297,033
  Net change in repurchase agreements        1,995,717     4,432,764
  Payment on mortgage obligation               (11,772)      (14,675)
  Dividend paid                                    -             -
                                            40,584,990     9,624,701

Net increase (decrease) in cash             35,586,776    14,803,180
Cash and equivalents at beginning of period 31,499,806    34,423,959
Cash and equivalents at end of period       67,086,582    49,227,139

Reconciliation of net income to net cash
 provided from operating activities
  Net income                                 4,249,260     4,186,369
  Adjustments
    Depreciation and amortization              380,284       367,366
    Deferred income tax                            -
    Provision for loan losses                      -         106,080
    Security discount accretion, net of
      premium amortization                    (107,873)      (37,170)
    (Gain) loss on disposition of assets       (13,933)          -
    Decrease (increase) in accrued interest
      receivable and other assets              173,984       256,913
    Increase (decrease) in accrued interest
      payable and other liabilities            (65,730)      134,850
                                             4,615,992     5,014,408


Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Notes to Financial Statements


1.	Basis of Presentation

		The accompanying unaudited consolidated
financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been made. These adjustments are of a normal recurring nature. Results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the audited consolidated financial statements and related footnotes for the Registrant's fiscal period ended
December 31, 2000.

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

2.	Comprehensive Income

			Comprehensive income consists of:


                                    Nine months ended
                                      September 30,
                                   2001            2000



Net income                       $4,249,260       $4,186,369
Unrealized gain (loss) on
investment securities
available for sale, net of
income taxes                        (19,688)         152,623
Comprehensive income             $4,229,572       $4,338,992













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

	Calvin B. Taylor Bank of Delaware (the "Delaware bank") was incorporated in the state of Delaware in 1997. This one-branch Delaware bank, which offers the same services as the Maryland bank, opened late in the second quarter of 1998. The Company currently engages in no business other than owning and managing the Banks.

Financial Condition

	Total assets of the Company increased $44.7 million from December 31, 2000 to September 30, 2001. Combined deposits and customer repurchase agreements increased
$40.6 million during the same period. During the first quarter of the year, the banks typically experience a decline in deposits since business customers are using their deposits to meet cash flow needs. Generally, this situation reverses late in the second quarter of the year as the banks receive loan repayments from seasonal business customers, and deposits from summer residents and tourists. Late in the third quarter, seasonal deposits decline. Management believes that adverse conditions in the national stock markets, which have been amplified by the terrorist attacks of September 11, 2001, are contributing to the sustained high level of deposits in the banks as of September 30, 2001.

	During the first nine months of 2001, the banks'
loan portfolios have decreased $721 thousand.   As
market rates have declined, the banks have faced aggressive competition for low rate loans.

	The allowance for credit losses represents a
reserve for potential losses in the loan portfolio.
The adequacy of the allowance for credit losses is
evaluated periodically based on a review of all
significant loans, with a particular emphasis on non-
accruing, past due, and other loans that management
believes require attention.  The determination of the
reserve level rests upon management's judgment about
factors affecting loan quality and anticipated changes
in the composition and size of the portfolio, as well
as assumptions about the economy.  Historically, the
Company has low loan charge-offs.  	The banks' target
levels for their allowances as a percentage of gross
loans range from approximately 1.00% to 1.27%.   Based
on a review of the consolidated loan portfolio, the Company determined that an allowance of 1.28% of gross loans was adequate as of September 30, 2001. At
December 31, 2000, the allowance was 1.28% of gross loans. At September 30, 2001, one loan of $175,000 was nonaccruing, representing .10% of the portfolio, and accruing loans of $137,587 or .08% of the portfolio were delinquent ninety days or more.

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

	Funds from seasonal deposits are generally invested in short-term U.S. Treasury Bills and overnight federal funds. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 56.66% for the third quarter of 2001 as compared to 48.05% for the second quarter of 2001 and 53.20% for the third quarter of 2000.

Results of Operations

	Net income for the three months ended September 30, 2001, was $1,400,912 or $.43 per share, compared to $1,583,917 or $.49 per share for the third quarter of 2000. This represents a decrease of $183,005 or 11.55% from the prior year. Year to date net income increased
$62,891 or $.02 per share from $4,186,369 or $1.29 per
share in 2000 to $4,249,260 or $1.31 per share in 2001.
Significant reasons for the year to date increase in net income are increased non-interest income and a reduction of the provision for credit losses, offset in part by a decrease in net interest income and increased operating expenses.

	Net interest income decreased $4,381 in the first nine months of 2001 as compared to the first nine months of 2000. Net interest income decreased $180,507 in the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.
This decrease, both year-to-date and for the most recent quarter, is attributable to the overall reduction of rates on earning assets, and the growth of interest-bearing deposits which are invested in U. S.
treasury securities and low yielding overnight federal funds. Management views the influx of deposits as temporary and has chosen not to invest in longer term investment vehicles. The Company's net interest income is one of the most important factors in evaluating its financial performance. Management uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease one hundred basis points, and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience a decrease of less than six percent in net interest income. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans or deposits.

	No provision for loan losses was made in the three quarters of 2001, versus a $106,080 provision in same period in 2000. Net charge-offs during the third quarter of 2001, and the year-to-date, were $10,143 and $15,623, respectively.

	Other operating revenue, including service charges on deposit accounts, increased $33 thousand from third quarter 2000 to third quarter 2001. For the year to date, other operating revenue has increased $130 thousand from 2000 to 2001. Revenue increases are primarily due to deposit services charges assessed against a larger deposit base, and fees related to increased ATM and VISA debit card use.

	Personnel expenses are higher for the nine months ended September 30, 2001 compared to the same period in 2000 due to general increases in salaries and the addition of two new positions, as well as increased health care costs. The banks employed 98 full time equivalent employees as of September 30, 2001. The
Maryland bank hires seasonal employees during the summer. The Company has no employees other than those hired by the banks.

	The Company's occupancy expense decreased $140 thousand from first three quarters of 2000 to 2001. Of this, $39 thousand was due to the relocation, in 2000, of vehicular access to a branch, which was necessary due to road construction. Also in 2000, the Maryland bank consolidated two branches in Pocomoke Maryland, and incurred cost to move and otherwise dispose of assets from the abandoned branch. In 2001, the banks changed their accounting for real property taxes from cash basis to amortizing the cost throughout the year.

	Furniture and fixture expenses increased $48 thousand from the first three quarters of 2000 to 2001.
Depreciation associated with the replacement and upgrade of the banks' computer equipment comprises most of the increase. Although the Company's current data processing equipment meets the needs of the banks, it is nearing the end of its economic life. The Company expects to replace its core processing system in the fourth quarter of 2001 and expects related depreciation, maintenance costs, and software amortization expense to increase with this replacement.
Prior to the installation of the new processing system, improved data storage, networking, and Internet banking systems are planned. It is anticipated that these, too, will cause an increase in related costs.


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

	The Company, through its banks, offers a full range of short- to medium-term commercial and personal loans, and originates mortgage loans, including real estate construction and acquisition loans. The banks have the intent and the ability to hold loans that they originate in their portfolios.

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


Capital Resources and Adequacy

	Total stockholders' equity increased $4,229,572 from December 31, 2000 to September 30, 2001. This increase is attributable to the comprehensive income recorded during the period, as detailed in Note 2 of the Notes to Financial Statements.

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

	Tier one risk-based capital ratios of the Company as of September 30, 2001 and 2000 were 32.31% and 36.53%, respectively. Both are substantially in excess of regulatory minimum requirements.


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

	At September 30, 2001, the Company's interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 23.48%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. Both banks have classified their demand mortgage and commercial loans as immediately repricing. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.





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
	There were no reports on Form 8-K filed for the quarter ended September 30, 2001.













SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



		Calvin B. Taylor Bankshares, Inc.







Date: November 01, 2001	By:    /s/ Reese F. Cropper, Jr.
                                   Reese F. Cropper, Jr.
                                   President and Chief
                                      Executive Officer



Date: November 01, 2001	By:    /s/ William H. Mitchell
                                   William H. Mitchell
                                   Chief Financial Officer







- 16 -