Form 10-K
period 2001-12-31
TAYLOR CALVIN B BANKSHARES INC
filed 2002-03-28
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File No. 33-99762

CALVIN B. TAYLOR BANKSHARES, INC.
(Exact name of registrant as specified in its Charter)

Maryland

(State or other jurisdiction of incorporation or organization)

52-1948274
(I.R.S. Employer Identification No.)

24 North Main Street, Berlin, Maryland   21811
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:
(410) 641-1700

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock Par Value $1.00

Check whether the registrant has (1) filed all reports
required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the past 12
months (or for such shorter period that the registrant
was required to file such reports), and (2) has been
subject to such filing requirements for the past 90
days.	             Yes   X     No ____

Check if there is no disclosure of delinquent filers in
response to Item 405 of Regulation S-K contained in
this form, and no disclosure will be contained, to the
best of the registrant's knowledge, in definitive proxy
or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this
Form 10-K.         [ X ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant on December 31, 2001, was $101,380,125. This calculation is based upon estimation by the Company's Board of Directors of fair market value of the Common Stock of $35.00 per share.
There is not an active trading market for the Common
Stock and it is not possible to identify precisely the market value of the Common Stock.

On February 28, 2002, 3,240,000 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Company's Proxy Statement for Annual Meeting of
Shareholders to be held on May 8, 2002, is incorporated by reference in this Form 10-K in Part III, Item 9,
Item 10, Item 11, and Item 12.



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



Banking Services

     The banks offer a full range of deposit services including checking, NOW and Money Market accounts, savings and time deposits including certificates of deposit. The transaction accounts and time certificates are tailored to the banks' principal market areas at rates competitive to those offered in the area. In addition, the banks offer certain retirement account services, such as Individual
Retirements Accounts ("IRAs"). All deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount allowed by law (generally, $100,000 per depositor subject to aggregation rules). The banks solicit these accounts from individuals, businesses, associations and organizations, and governmental authorities.

     The Company, through its banks, also offers a full
range of short- to medium-term commercial and personal
loans.   Commercial loans include both secured and
unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments.
The Company originates commercial and residential mortgage loans and real estate construction and acquisition loans.
 These lending activities are subject to a variety of lending limits imposed by state and federal law. Neither bank may make any loans to any director, officer, or employee (except for commercial loans to directors who are not officers or employees) unless the loans are approved by the Board of Directors of the lending bank. The Board of Directors must review any such loans every six months.

     Other bank services include cash management
services, 24-hour ATM's, credit cards, debit cards, safe
deposit boxes, travelers' checks, direct deposit of
payroll and social security checks, and automatic drafts
for various accounts.    In 2002, the banks plan to offer
Internet banking including electronic bill-payment services to both commercial and retail customers.

Competition

     The Company faces strong competition in all areas of its operations. The competition comes from entities operating in Worcester County, Maryland and Sussex County,
Delaware and neighboring counties and includes branches of some of the largest banks in Maryland, Delaware, and Virginia. Its most direct competition for deposits historically has come from other commercial banks, savings banks, savings and loan associations, and credit unions operating in its service areas. The banks also compete for deposits with money market mutual funds and corporate and government securities. The banks compete for loans with the same banking entities, as well as mortgage banking companies and other institutional lenders. The competition for loans varies from time to time depending on certain factors. These factors include, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market, and other factors which are not readily predictable.

     The banks' employ traditional marketing media including local newspapers and radio, to attract new customers. Bank officers, directors and employees are active in numerous community organizations and participate in community-based events. These activities and referrals of satisfied customers result in new business.

Employees

     As of December 31, 2001, the banks employed 97 full-time equivalent employees. The Company's operations are conducted through the banks. Consequently, the Company does not have separate employees. None of the employees of the banks are represented by any collective bargaining unit. The banks consider their relations with their employees to be good.

SUPERVISION AND REGULATION

     The Company and the banks are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following is a brief summary of certain statutes, rules, and regulations affecting the Company and the banks. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), numerous additional regulatory requirements have been placed on the banking industry, and additional changes have been proposed. Legislative changes and the policies of various regulatory authorities may affect the operations of the Company and the banks and those effects may be material. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic controls, or new federal or state legislation may have in the future.



Gramm-Leach-Bliley Act

     On November 12, 1999, the Gramm-Leach-Bliley Act was signed into law. Among other things, the Act repeals the restriction, contained in the Glass-Steagall Act, on banks affiliating with securities firms. The Act permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities. The Act is intended to grant certain powers to community banks that larger institutions have accumulated on an ad hoc basis.
The Act may have the result of increasing competition that the Company and the banks face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on the Company and the banks.

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

The Banks

     General. The banks operate as state nonmember banking associations incorporated under the laws of the State of Maryland and the State of Delaware. They are subject to examination by the FDIC and each state's department of banking regulation. Deposits in the banks are insured by the FDIC up to a maximum amount (generally
$100,000 per depositor, subject to aggregation rules).
The States and FDIC regulate or monitor all areas of the banks' operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The FDIC requires the banks to maintain certain capital ratios and imposes limitations on each of the banks' aggregate investment in real estate, bank premises, and furniture and fixtures. The banks are required by the FDIC to prepare quarterly reports on the banks' financial condition.

     Under provisions of the FDICIA, all insured institutions must undergo periodic on-site examination by the appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the agency against each institution or affiliate, as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition, or other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems, and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

     Transactions With Affiliates and Insiders. The banks are subject to Section 23A of the Federal Reserve
Act, which places limits on the amount of loans or extensions of credit to, or investment in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of each bank's capital and surplus and, as to all affiliates combined, to 20% of each bank's capital and surplus. In addition, each covered transaction must meet specific collateral requirements.
The banks are also subject to Section 23B of the Federal
Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The banks are subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

     Branching. Under Maryland law, the Maryland bank may open branches statewide, subject to the prior approval of the State Department of Financial Regulation and the FDIC. Maryland law permits banking organizations in other states to acquire Maryland banking organizations, as long as such states grant similar privileges to banking organizations in Maryland to acquire banking organizations in their states, by opening a de novo branch, by acquiring an existing branch from a Maryland depository institution, or as a result of an interstate merger with a Maryland banking organization. Delaware law also allows branches statewide with prior approval of the Office of the State
Bank Commissioner and the FDIC. Delaware law is more restrictive allowing other state banking organizations to branch to Delaware only through opening a de novo bank, or as the result of an interstate merger.

     Community Reinvestment Act.  The Community
Reinvestment Act requires that each insured depository institution shall be evaluated by its primary federal regulator with respect to its record in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria would impose additional requirements and limitations on the banks. The banks received satisfactory ratings in their most recent evaluations.

     Other Regulations. Interest and certain other charges collected or contracted for by the banks are subject to state and federal laws concerning interest rates. The banks' loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit
Opportunity Act prohibiting discrimination on the basis of race, creed, or other prohibited bases in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the banks are also subject to the Right to Financial
Privacy Act which imposes a duty to maintain confidentiality of customers' financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds
Transfer Act as implemented by the Federal Reserve Board's
Regulation E which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Deposit Insurance

     The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds are maintained for commercial banks (BIF) and thrifts (SAIF), with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail.
 Since 1993, insured depository institutions like the banks have paid for deposit insurance under a risk-based premium system. Under this system, until mid-1995 depository institutions paid to BIF or SAIF from $0.23 to $0.31 per $100 of insured deposits depending on the capital levels and risk profile of the institution, as determined by its primary federal regulator on a semi-annual basis. When BIF reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually to a level of $.00 per $100 of insured deposits, with a minimum semiannual assessment of $1,000. In 1996, congress enacted the Deposit Insurance Funds Act of 1996, which eliminated this minimum assessment. The BIF insurance assessment rate for the first semiannual assessment period of 2002 is proposed to remain at $.00 to $.27 per $100 in deposits. In addition to the amount paid for deposit insurance, banks are assessed an additional amount to service the interest on the bond obligations of the Financial Corporation
(FICO). Any increase in deposit insurance premiums for the banks will increase the banks' cost of funds, and there can be no assurance that such costs can be passed on to the banks' customers.

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

     The Company's ability to pay any cash dividends to its shareholders in the future will depend primarily on the Maryland bank's ability to pay dividends to the Company. In order to pay dividends to the Company, the bank must comply with the requirements of all applicable laws and regulations. Under Maryland law, the bank must pay a cash dividend only from the following, after providing for due or accrued expenses, losses, interest, and taxes: (i) its undivided profits, or (ii) with the prior approval of the Department of Financial Regulation, its surplus in excess of 100% of its required capital stock. Under FDICIA, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized. See "Capital Regulations" below. See
Item 5 for a discussion of dividends paid by the bank in the past two years.

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

     Current guidelines require bank holding companies and federally regulated banks to maintain a minimum ratio of total capital to risk-based assets equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity before the unrealized gains and losses on securities available for sale, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles, and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. Total capital is the sum of Tier 1 plus
Tier 2 capital.

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

     FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories for compliance with regulatory capital requirements, including
"well capitalized," "adequately capitalized,"
"undercapitalized," "significantly undercapitalized," and
"critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2001, the Company and its banks were qualified as "well capitalized." For further discussions, see "Item 7.
Management's Discussion and Analysis or Plan of Operation
- Capital."

Recent Legislative Developments

     Periodically, the federal and state legislatures consider bills with respect to the regulation of financial institutions. Some of these proposals could significantly change the regulation of banks and the financial services industry. The Company cannot predict if such proposals will be adopted or the affect to the Company.


Item 2. Description of Property

     The Company has ten branch locations, all of which are owned by the Company or the banks. The locations are described as follows:

Office  Location  Square Footage
Main Office, Maryland
        24 North Main Street, Berlin, Maryland 21811
        6,500
East Berlin Office
        10524 Old Ocean City Blvd, Berlin, MD 21811
        1,500
20th Street Office
        100 20th Street, Ocean City, Maryland 21842
        3,100
Ocean Pines Office
        11003 Cathell Road, Berlin, Maryland 21811
        2,420
Mid-Ocean City Office
        9105 Coastal Highway, Ocean City, Maryland 21842
        1,984
North Ocean City Office
        14200 Coastal Highway, Ocean City, Maryland 21842
        2,545
West Ocean City Office
        9923 Golf Course Road, Ocean City, Maryland 21842
        2,496
Pocomoke Office
        2140 Old Snow Hill Road, Pocomoke, Maryland 21851
        2,624
Snow Hill Office
        108 West Market Street, Snow Hill, Maryland 21863
        3,773
Main Office, Delaware
        50 Atlantic Avenue, Ocean View, Delaware 19970
        4,900

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

Item 4. Submission of Matters to a Vote of Security
Holders

     There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of 2001.

PART II

Item 5. Market for Common Equity and Related Stockholder
Matters

     The Company's Articles of Incorporation, as amended, authorize it to issue up to 10,000,000 shares of common stock.

     As of February 28, 2001, there were approximately
905 holders of record of the common stock and 3,240,000 shares of Common Stock issued and outstanding. There is no established public trading market in the stock, and there is no likelihood that a trading market will develop in the near future. Transactions in the common stock are infrequent and are negotiated privately between the persons involved in those transactions.

     All outstanding shares of common stock of the
Company are entitled to share equally in dividends from
funds legally available, when, as, and if declared by
the Board of Directors.   The Company paid dividends of
$.37 per share in 2001 and $.61 per share in 2000 which includes a special cash dividend of $.25 per share which is not expected to be an annual event.
Per share data for 2000 is restated to give retroactive effect to the 2000 stock split effected in the form of a 100% stock dividend.



Item 6. Selected Financial Data
     The following table presents selected financial data for the five years ended December 31, 2001. Prior period per share data is restated to reflect 100% stock dividends paid in 1998 and 2000.

                              2001     2000     1999     1998     1997
(Dollars in thousands, except for per share data)

At Year End

Total assets                 336,825  289,048  288,921  277,463  249,893
Total deposits               274,149  231,926  238,726  230,618  206,793
Total loans, net of unearned
 income and allowance for
 loan losses                 166,502  168,571  152,001  139,737  147,191
Total stockholders' equity    57,243   53,085   49,220   46,343   42,577


For the Year

Net interest income           13,297   13,580   12,221   11,554   11,465
Net income                     5,414    5,625    5,020    4,697    4,935

Per share data
Book value                     17.67    16.38    15.19    14.31    13.14
Net income                      1.67     1.74     1.55     1.45     1.53
Cash dividends declared          .37      .61      .60      .33      .68

Item 7. Management's Discussion and Analysis or Plan of
Operation

BUSINESS OF THE COMPANY

     Calvin B. Taylor Bankshares, Inc. (the "Company") is a bank holding company which was incorporated in the State of Maryland on October 31, 1995. Calvin B.
Taylor Banking Company (the "Maryland Bank"), which commenced operation in 1890, was incorporated under the laws of the State of Maryland on December 17, 1907 and is a state nonmember bank under the laws of the State of Maryland. Calvin B. Taylor Bank of Delaware (the
"Delaware Bank") was incorporated under the laws of the State of Delaware on September 18, 1997, and is a state nonmember bank under the laws of the State of Delaware. Both banks are engaged in a general commercial banking business, emphasizing in their marketing the Company's local management and ownership, from their main offices located in their primary service areas of Worcester County, Maryland and Sussex
County, Delaware, and their neighboring counties. The banks offer a full range of deposit services, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. In addition, the banks offer certain retirement account services, such as Individual
Retirement Accounts. The banks also offer a full range of short- to medium-term commercial and personal loans.
 The banks originate fixed rate mortgage loans and real estate construction and acquisition loans. These loans generally have a demand feature. Other bank services include cash management services, safe deposit boxes, travelers' checks, direct deposit of payroll and social security checks, debit cards, and automatic drafts for various accounts.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein.

Overview

     Consolidated income of the Company is derived primarily from operations of the banks. The 2001 net income was $5,414,404, compared to $5,624,558 for 2000, and $5,019,660 for 1999. The Company continued its history of above average earnings with a return on average equity of 9.54% and return on average assets of 1.75% for 2001, compared to returns on average equity of 10.84% and 10.47%, and returns on average assets of 1.94% and 1.78%, for 2000 and 1999, respectively.


Results of Operations

     The Company reported net income of $5,414,404, or $1.67 per share, for the year ended December 31, 2001, which was a decrease of $210,154, or 3.74%, from the net income of $5,624,558, or $1.74 per share, for the year ended December 31, 2000. Primarily responsible for this decrease was the decline in net interest income and increased personnel costs. Net income for 2000 increased by $604,898, or 12.05%, over the net income of $5,019,660, or $1.55 per share for the year ended December 31, 1999. Per share data for 1999 is restated for the effect of the 100% stock dividend distributed 2000. Primarily responsible for this increase was the growth in net interest income.

     Net interest income decreased $283,039, or 2.08%, to $13,296,966 in 2001, from $13,580,005 in 2000. This decrease was the result of a lower net interest spread between the rates on interest-earning assets and interest-bearing liabilities. Interest expense increased $388,357 while interest income increased by $105,318. The yield on interest-earning assets decreased to 6.91% in 2001, from 7.39% in 2000, while the combined yield on deposits and borrowed funds was stable at 2.48% for the same periods.

     Net interest income increased $1,359,187, or 11.12%, to $13,580,005 in 2000, from $12,220,818 in
1999. This increase was the result of an increase in interest revenue of $1,440,460 while interest expense increased by $81,273. Net interest income increased primarily due to growth of $18,090,114 in the mortgage loan portfolio funded largely by a decrease of $13,648,377 in the amortized cost of investment securities held to maturity. Decreasing deposit balances offset increased rates, resulting in an increase of $47,198 of deposit interest expense.
Interest expense on retail repurchase agreements, which were first offered by the Bank in 2000, was $23,427.
The yield on interest-earning assets increased to 7.39% in 2000, from 6.97% in 1999, while the combined yield on deposits and borrowed funds increased to 2.48% from 2.47% for the same periods.

     Noninterest income and noninterest expense
increased by 17.83% and 5.45%, respectively, during
2001 compared to 2000.   Noninterest income and
noninterest expense increased by 5.60% and 4.54%, respectively, during 2000 compared to 1999.

     The Company reproted net income of $1,165,144 or $.36 per share for the quarter ended December 31, 2001, which was a decrease of $273,045, or 18.99% from the net income of $1,438,189, or $.44 epr share, for the quarter ended December 31, 2000. Primarily responsible was the decrease in quarterly net income from $3,532,645 in fourth quarter 2000 to $3,253,986 in fourth quarter 2001.
Management attributes this $278,657 or 7.89% decline in net interest income to several factors related to the national economic environment. Decreased yields on federa; funds sold and investment securities, coupled with the banks' loan rate reductions caused interest income to lag by $255,829 or 5.06% behind the comparable quarter last year. Throughout the year, the banks' lowered the rate they pay on time deposit. In mid-fourth quarter, they lowered rated on interest-bearing checking and savings deposits.

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

     The key performance measure for net interest income is the "net margin on interest-earning assets," or net interest income divided by average interest-earning assets. The Company's net interest margin for 2001 was 4.74% compared to 5.21% for 2000 and 4.77% for
1999. Because most of the loans of the banks are written with a demand feature, the income of the banks should not change dramatically as interest rates change. Management of the Company expects to maintain the net margin on interest-earning assets. The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities.
Although such expectations are based on management's judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management's expectations cannot be assured.

Average Balances, Interest, and Yields
(Dollars stated in thousands)

                             For the Year Ended      For the Year Ended      For the Year Ended
                             December 31, 2001       December 31, 2000       December 31, 1999

                             Average                 Average                 Average
                             Balance  Interest Yield Balance  Interest Yield Balance  Interest Yield
Assets
Federal funds sold           41,265   1,413   3.42%  27,035   1,716   6.35%  25,120   1,262   5.02%
Interest-bearing deposits       803      46   5.77%     833      46   5.53%   1,136      60   5.27%
Investment securities:
  U. S. Treasury             47,478   2,577   5.43%  52,382   3,009   5.74%  70,036   3,744   5.35%
  U. S. Government Agency    18,180   1,121   6.17%  14,102     924   6.55%   5,202     312   6.00%
  State and municipal         8,773     493   5.62%  11,045     601   5.44%  14,684     776   5.28%
  Other                       1,508      49   3.26%   1,466      35   2.38%     936      26   2.80%
  Total investment securities75,939   4,240   5.58%  78,995   4,569   5.78%  90,859   4,858   5.35%
Loans:
  Commercial                 15,722   1,330   8.46%  16,670   1,372   8.23%  16,466   1,329   8.07%
  Mortgage                  151,521  12,398   8.18% 142,159  11,666   8.21% 125,807  10,299   8.19%
  Consumer                    5,061     475   9.38%   5,059     491   9.72%   5,029     480   9.55%
   Total loans              172,304  14,203   8.24% 163,888  13,529   8.26% 147,303  12,108   8.22%
Allowance for loan losses     2,188                   2,091                   2,084
  Total loans, net
    of allowance            170,116  14,203   8.35% 161,797  13,529   8.36% 145,219  12,108   8.34%
Total interest-earning
  assets                    288,123  19,902   6.91% 268,660  19,860   7.39% 262,334  18,288   6.97%
Noninterest-bearing cash     13,437    -             12,658    -             12,929    -
Premises and equipment        5,800    -              5,774    -              5,538    -
Other assets                  2,137    -              2,155    -              1,898    -
  Total assets              309,497  19,902         289,247  19,860         282,699  18,288

Interest-bearing
  Deposits
  Savings and NOW            76,033   1,409   1.85%  82,093   1,531   1.86%  69,550   1,411   2.03%
  Money market               35,804     864   2.41%  38,001     946   2.49%  58,167   1,332   2.29%
  Other time                 79,894   3,900   4.88%  69,456   3,345   4.82%  68,900   3,032   4.40%
Total interest-bearing
  deposits                  191,731   6,173   3.22% 189,550   5,822   3.07% 196,617   5,775   2.94%
Securities sold under
 agreements to repurchase     4,126      62   1.50%   1,610      24   1.45%    -       -
Borrowed funds                  223      13   6.03%     239      14   6.02%     123       4   3.03%
Total interest-bearing
  liabilities               196,080   6,248   3.19% 191,399   5,860   3.06% 196,740   5,779   2.94%
Noninterest-bearing
  deposits                   55,879    -             45,144    -             37,291    -
                            251,959   6,248   2.48% 236,544   5,860   2.48% 234,031   5,779   2.47%
Other liabilities               759     -                841    -                747    -

Stockholders' equity         56,779    -             51,863    -             47,921    -

Total liabilities and
  stockholders' equity      309,497   6,248         289,247   5,860         282,699   5,779

Net interest spread                           3.72%                   4.33%                   4.03%
Net interest income                  13,654                  14,000                  12,509

Net margin on interest-
 earning assets                               4.74%                   5.21%                   4.77%

Dividends and interest on tax-exempt securities and loans are reported on fully taxable equivalent basis.
US Treasury and Agency income for December 31, 2000 is restated for the effect of exemption from Maryland income tax.

Analysis of Changes in Net Interest Income
(Dollars stated in thousands)

                         Year ended December 31, Year ended December 31, Year ended December 31,
                         2001 compared with 2000 2000 compared with 1999 1999 compared with 1998
                         variance due to         variance due to              variance due to

                         Total   Rate   Volume   Total  Rate   Volume    Total  Rate   Volume
Earning assets
  Interest-bearing
    deposits               -        2       (2)    (14)    2      (16)     (11)   (5)      (6)
  Federal funds sold      (303)(1,207)     904     454   358       96     (150)  (83)     (66)
  Investment
  securities:
    U. S. Treasury        (432)  (150)    (281)   (735)  209     (945)     276  (295)     570
    U. S. Government
     Agency                198    (69)     267     612    78      534      297    27      270
    State, county,
    and municipals        (109)    15     (124)   (175)   17     (192)      65   (69)     134
    Other                   14     13        1       9    (6)      15        2   (38)      40
  Loans:
    Commercial             (43)    35      (78)     43    27       17       30  (105)     135
    Mortgage               773    (35)     768   1,367    28    1,339     (286) (162)    (124)
    Consumer               (17)   (17)    -         11     8        3      (33)  (34)       1
      Total interest
       revenue              42 (1,413)   1,455   1,572   721      851      190  (764)     954

Interest-bearing liabilities
  Savings and NOW
   deposits               (122)    (9)    (113)    120  (134)     254      (83) (305)     222
  Money market             (82)   (27)     (55)   (386)   76     (462)    (199) (206)       7
  Other time deposits      555     52      503     313   289       24     (245) (441)     196
  Other borrowed funds      37      1       36      34     7       27        4     4      -
    Total interest
     expense               388     17      371      81   238     (157)    (523) (948)     425

Net interest income       (346) (1,430)   1,084  1,491   483    1,008      713   185      528

Dividends and interest on tax-exempt securities and loans are reported on fully taxable equivalent basis. The variance that is both rate/volume related is reported with the rate variance.

Composition of Loan Portfolio

     Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $170,116,213, $161,796,946 and $145,219,090 during 2001, 2000 and
1999, respectively, which constituted 59.04%, 60.22% and 55.36% of average interest-earning assets for the periods. The Company's loan to deposit ratio was 60.73%, 72.68%, and 63.67% at December 31, 2001, 2000,
and 1999, respectively. Average loans to average deposits were 68.70%, 68.94%, and 62.08% for the same periods. The decrease in the loan to deposit ratio as of year-end 2001 versus year-end 2000 is attributable to a dramatic increase in deposits.

     The Company extends loans primarily to customers located in and near Worcester County, Maryland and Sussex County, Delaware. There are no industry concentrations in the Company's loan portfolio. The
Company does, however, have a substantial portion of its loans in real estate and performance of the will be influenced by the real estate market in the region.



    The following table sets forth the composition of the Company's loan portfolio as of December 31, 2001, 2000 and 1999, respectively.

Composition of Loan Portfolio

                      December 31, 2001     December 31, 2000    December 31, 1999
                                  Percent              Percent              Percent
                      Amount     of total   Amount     of total  Amount     of total
Commercial           15,341,122   9.09%    15,588,946   9.13%   17,825,019  11.57%
Real estate         146,258,549  86.70%   148,468,890  86.94%  130,378,776  84.62%
Construction          2,117,685   1.26%     1,540,376   0.90%      824,071   0.53%
Consumer              4,980,078   2.95%     5,165,742   3.03%    5,054,669   3.28%
 Total loans        168,697,434 100.00%   170,763,954 100.00%  154,082,535 100.00%
Less allowance for
loan losses           2,195,922            2,192,755             2,082,031
  Net loans         166,501,512          168,571,199           152,000,504


     The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company's loan portfolio as of December 31, 2001.

Loan Maturity Schedule and Sensitivity to Changes in
Interest Rates

December 31, 2001

                                  Over one
                      One year    through    Over five
                      or less     five years years      Total
Commercial           15,341,122         -         -     15,341,122
Real estate         146,258,549         -         -    146,258,549
Construction          2,117,685         -         -      2,117,685
Consumer              2,109,087    2,648,073   222,918   4,980,078
  Total             165,826,443    2,648,073   222,918 168,697,434

Fixed interest rate   2,109,087    2,648,073   222,918   4,980,078
Variable interest rate
(or demand)         163,717,356         -         -    163,717,356
   Total            165,826,443    2,648,073   222,918 168,697,434

     As of December 31, 2001, $163,717,356 or 97.05%, of
the total loans were either variable rate loans or loans written on demand.



     The Company has the following commitments, lines of credit, and letters of credit outstanding as of December 31, 2001, 2000 and 1999, respectively.

	             2001       2000       1999
Construction loans 6,456,910  2,964,536  9,486,899
Other loan
 commitments       8,639,337  3,192,350  4,843,120
Standby letters
 of credit         3,243,063  1,412,552  1,504,241
Total             18,339,310  7,569,438 15,834,260

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

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. As of December 31, 2001, 2000 and 1999, the respective allowances for loan losses were 1.30%, 1.28% and 1.35% of outstanding loans.

     The provision for loan losses was $22,985 in 2001, a decrease of $151,095 from the $174,080 provision in 2000. This decrease is due to the stable size and delinquency status of the loan portfolio, and the low level of net charge-offs in 2001. The provision for loan losses was $174,080 in 2000, an increase of $168,335 from the $5,745 provision in 1999. The increased provision is the result of a $56,295 increase in net charge-offs for 2000, which totaled $63,356.
Outstanding loans increased 10.83% during the same period.

                           2001             2000            1999
Commercial            218,414   9.95%   167,626   7.64%   213,549  10.26%
Real estate, including
  construction        913,449  41.60    810,790  36.98    656,104  31.51
Consumer              174,671   7.94    174,003   7.93    152,313   7.31
General               889,388  40.51  1,040,336  47.45  1,060,155  50.92
Total               2,195,922 100.00% 2,192,755 100.00% 2,082,031 100.00%

Allowance for Loan Losses
                               2001             2000            1999
Balance at beginning of year 2,192,755         2,082,031         2,080,358

Loan losses:
  Commercial                     3,741            56,193            13,628
  Mortgages                       -                 -                 -
  Consumer                      20,983            10,907             8,256
Total loan losses               24,724            67,100            21,884

Recoveries on loans previously
charged off
  Commercial                     4,056             2,386             6,504
  Consumer                         850             1,358             8,319
Total loan recoveries            4,906             3,744            14,823

Net loan losses                 19,818            63,356             7,061
Provision for loan losses
 charged to expense             22,985           174,080             5,745
Provision related to commitments  -                 -                2,989

Balance at end of year       2,195,922         2,192,755         2,082,031


Allowance for loan losses to loans
 outstanding at end of year      1.30%             1.28%             1.35%

Net charge-offs to average loans 0.00%             0.04%             0.00%

     As a result of management's ongoing review of the loan portfolio, loans are classified as nonaccrual when it is not reasonable to expect collection of interest under the original terms. These loans are classified as nonaccrual even though the presence of collateral or the borrower's financial strength may be sufficient to provide for ultimate repayment. Interest on nonaccrual loans is recognized only when received. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest that has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. The Company had no nonperforming loans at December 31, 2001, 2000 or 1999.

     Where real estate acquired by foreclosure and held for sale is included with nonperforming loans, the result comprises nonperforming assets. There were no nonperforming assets at December 31, 2001, 2000 or 1999. Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of December
31, 2001, 2000 or 1999.

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

     Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) were 53.08% of average deposits for 2001, compared to 50.93% and 55.60% for 2000 and 1999, respectively.

     As of December 31, 2001, $41,521,902, or 47.87% of
the investment debt securities mature in one year or less. Funds invested in federal funds sold provide liquidity so the banks do not need a large portfolio of securities classified as "available-for-sale." Other sources of liquidity include letters of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks. The total lines of credit available from correspondent banks at December 31, 2001 were $39,000,000. At
December 31, 2000 and 1999, they were $19,000,000.

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

Interest Sensitivity Analysis
December 31, 2001

                                     After three
                          Within     but within   After one
                          Three      twelve       but within  After
                          Months     months       five years  five years   Total
Assets
Earning assets
 Federal funds sold        54,389,656        -           -           -      54,389,656
 Interest-bearing deposits     99,000     590,000     190,000        -         879,000
 Investment debt securities12,833,044  28,688,858  42,876,250   2,336,880   86,735,032
 Loans                    159,744,976   6,081,467   2,648,073     222,918  168,697,434
Total earning assets      227,066,676  35,360,325  45,714,323   2,559,798  310,701,122

Liabilities
Interest-bearing deposits
 Money market and NOW      86,379,359        -           -           -      86,379,359
 Savings                   38,306,292        -           -           -      38,306,292
 Certificates =>$100,000    5,437,744  13,206,842   2,097,332        -      20,741,917
 Certificates <$100,000    22,618,597  36,548,676   9,045,676        -      68,212,949
Securities sold under
 agreements to repurchase   4,555,323        -           -           -       4,555,323
Note payable                    4,198      12,593      78,175     120,737      215,702
Total interest-bearing
  liabilities             157,301,513  49,768,110  11,221,183     120,737  218,411,542

Period gap                 69,765,163 (14,407,785) 34,493,140   2,439,061   92,289,579
Cumulative gap             69,765,163  55,357,378  89,850,518  92,289,579   92,289,580
Ratio of cumulative
 gap to total earning assets   22.45%      17.82%      28.92%      29.70%       29.70%

Investment Securities Maturity Distribution and Yields

                                December 31, 2001 December 31, 2000 December 31, 1999
                                 Amount   Percent  Amount   Percent  Amount   Percent
U. S. Treasury securities
  One year or less              31,483,510 4.81%  29,941,815 5.34%  43,479,940 5.29%
  Over one through five years   26,563,088 3.96%  17,480,762 6.36%  22,986,692 5.11%
  Over ten years                 2,336,880 7.28%   2,428,120 7.28%   2,108,760 7.29%
Total U.S. Treasury securities  60,383,478 4.52%  49,850,697 5.78%  68,575,392 5.29%

U.S. Government Agencies
  One year or less               5,900,000 5.68%   8,750,177 6.35%
  Over one through five years   13,505,013 4.84%   9,900,000 6.46%  10,649,787 6.08%
Total U. S. Government Agencies 19,405,013 5.09%  18,650,177 6.41%  10,649,787 6.08%


State, county, and municipal securities
  One year or less               4,138,392 5.54%   6,641,744 5.67%   5,267,528 3.56%
  Over one through five years    2,808,149 5.23%   3,559,060 6.12%   7,064,654 3.61%
  Over five through ten years         -                 -              100,671 3.71%
  Over ten years                      -                 -              372,663 3.45%
Total state, county, and
municipal securities             6,946,541 5.43%  10,200,804 5.83%  12,805,516 3.59%

Total debt securities
  One year or less              41,521,902 5.01%  45,333,736 5.59%  48,747,468 5.10%
  Over one through five years   42,876,250 4.32%  30,939,822 6.36%  40,701,133 5.10%
  Over five through ten years         -                 -              100,671 3.71%
  Over ten years                 2,336,880 7.28%   2,428,120 7.28%   2,481,423 6.71%
Total debt securities           86,735,032 4.73%  78,701,678 5.94%  92,030,695 5.15%

Equity securities                1,637,219 3.03%   1,624,814 2.38%   1,293,336 3.72%

Total securities                88,372,251 4.70%  80,326,492 5.87%  93,324,031 5.13%

Deposits and Other Interest-Bearing Liabilities

	Average interest-bearing liabilities increased
$4,680,417, or 2.45%, to  $196,079,693 in 2001, from
$191,399,276 in 2000. Average interest-bearing deposits increased $2,180,688, or 1.15%, to $191,730,858 in
2001, from $189,550,170 in 2000, while average demand deposits increased $10,735,100, or 23,78% to $55,879,394 in 2000, from $45,144,294 in 2000. At
December 31, 2001, total deposits were $274,149,181, compared to $231,926,192 at December 31, 2000, an increase of 18.21%.

	Average interest-bearing liabilities decreased
$5,340,895, or 2.71%, to  $191,399,276 in 2000, from
$196,740,171 in 1999. Average interest-bearing deposits decreased $7,067,017, or 3.59%, to $189,550,170 in
2000, from $196,617,187 in 1999, while average demand deposits increased $7,853,381, or 21.06% to $45,144,294 in 2000, from $37,290,913 in 1999.  At December 31,
2000, total deposits were $231,926,192, compared to $238,725,852 at December 31, 1999, a decrease of 2.85%.



	The following table sets forth the deposits of the Company by category as of December 31, 2001, 2000 and 1999, respectively.

                                               December 31,
                                 2001              2000               1999
                                     Percent of          Percent of          Percent of
                            Amount   deposits   Amount   deposits   Amount   deposits
Demand deposit accounts     60,508,663  22.07%  49,674,943  21.42%  39,151,702  16.40%
NOW accounts                45,639,869  16.65%  39,910,464  17.21%  41,203,474  17.26%
Money market                40,739,491  14.86%  34,896,077  15.04%  52,985,409  22.19%
Savings accounts            38,306,292  13.97%  34,057,361  14.68%  35,254,807  14.77%
Time deposits <$100,000     68,212,949  24.88%  58,206,911  25.10%  57,312,394  24.01%
Time deposits =>$100,000    20,741,917   7.57%  15,180,436   6.55%  12,818,066   5.37%
 Total deposits            274,149,181 100.00% 231,926,192 100.00% 238,725,852 100.00%

     Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits increased $36,661,508 during 2001. Management believes that this increase is largely attributable to a migration of funds from the stock market into insured deposits. Deposits, and particularly core deposits, have been the Company's primary source of funding and have enabled the Company to meet both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future.

     The maturity distribution of the Company's time deposits over $100,000 at December 31, 2001, is shown in the following table.

Maturities of Certificates of Deposit
and Other Time Deposits of $100,000 or More


December 31, 2001

                        Within    After three  After six      After
                        three     through six  through twelve twelve
                        months    months       months         months     Total
Certificates of deposit
 of $100,000 or more    5,437,743  4,701,656    8,505,186      2,097,332  20,741,917

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


Noninterest Income

      Noninterest income for 2001 increased $196,777, or 17.83% over the previous year. Service charges on deposit accounts, which contributed $128,262 of this increase, were due to the growth of deposits. VISA
Check Card fees increased by $29,761 due to increased use. Noninterest income for 2000 increased $58,531, or 5.60% over the previous year. Additional revenues from Credit Card and VISA Check Card fees contributed
$49,710 of this increase.



     The following table presents the principal components of noninterest income for the years ended
December 31, 2001, 2000, and 1999, respectively.

Noninterest Income

                        2001       2000       1999
Service charges on
 deposit accounts     853,107    724,845    724,067
Other noninterest
 revenue              447,528    379,013    321,260
  Total noninterest
  income            1,300,635  1,103,858  1,045,327


Noninterest income as a percentage of
average total assets
                        0.42%      0.38%      0.37%

Noninterest Expense

     Noninterest expense increased by $321,782, or 5.45%, from 2000 to 2001. Increased personnel costs of $297,807 were due to annual raises, increased 401(k) expense, and increased costs of group insurance.
Occupancy expense decreased due to the bank's adoption of accrual basis accounting for real property taxes, which were previously recorded on the cash basis. Of the $53,987 increase in other operating expense, $30,891 was attributable to increased fees related to ATM operation.

	Noninterest expense increased by $256,594, or 4.54%, from 1999 to 2000. Increased personnel costs of $162,545 were due to annual raises and the addition of a fulltime audit position. Furniture and equipment expense increased $160,003 of which approximately
$110,000 was attributable to costs associated with the Check Imaging system installed in 1999. Included in noninterest expense in 1999 was property with a book value of $128,806, which was donated to a Worcester
County municipality. In 1999, costs of stationery and supplies were above normal due to a branch relocation and costs associated with potential year 2000 computer problems; in 2000, stationery and supplies costs decreased $47,994, returning to a pre-1999 level.

     The following table presents the principal components of noninterest expense for the years ended
December 31, 2001, 2000 and 1999, respectively.

Noninterest Expense

                        2001       2000       1999
Compensation and
 related expenses   3,536,660  3,238,854  3,076,309
Occupancy expense     392,499    425,767    413,073
Furniture and
 equipment expense    674,296    671,040    511,037
Amortization of
 intangible assets     68,503     62,005     19,721
Advertising           144,983    132,784    146,341
Business and
 product development   60,189     57,055     57,649
Courier service        96,726     99,466     93,968
Deposit insurance      43,413     35,157     37,917
Director fees          83,025     72,575     64,120
Dues, donations,
  and subscriptions    80,024    107,114     83,105
Donated real property    -          -       128,806
Freight                57,806     62,411     57,879
Liability insurance    44,608     61,649     64,686
Postage               155,002    145,325    155,092
Professional fees      52,400     62,660     61,538
Stationery and
  supplies            252,686    261,733    309,727
Telephone             100,455     82,256     82,466
Teller machine fees   154,289    123,398    110,791
Miscellaneous         228,423    202,957    173,387
  Total noninterest
  expense           6,225,987  5,904,206  5,647,612

Noninterest expense as a percentage of
average total assets
                        2.01%      2.04%      2.00%

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

     At December 31, 2001, the Company and the banks exceeded their regulatory capital ratios, as set forth in the following table.

Analysis of Capital

                                Required     Consolidated   Maryland     Delaware
                                Minimums     Company        Bank         Bank
2001
Total risk-based capital ratio  8.0%          36.8%          33.2%        60.9%
Tier I risk-based capital ratio 4.0%          35.6%          31.9%        59.7%
Tier I leverage ratio           3.0%          17.1%          15.5%        22.4%

2000
Total risk-based capital ratio  8.0%          36.6%          34.5%         53.0%
Tier I risk-based capital ratio 4.0%          35.4%          33.3%         52.0%
Tier I leverage ratio           3.0%          18.2%          16.6%         29.6%

1999
Total risk-based capital ratio  8.0%          38.4%          35.0%         99.6%
Tier I risk-based capital ratio 4.0%          37.1%          33.8%         99.3%
Tier I leverage ratio           3.0%          17.5%          15.4%         30.8%

Accounting Rule Changes

FASB Statement No. 141, Business combination requires that business combinations be accounted for using the purchase method. The pooling-of-interest method is no longer permitted. This Statement applies to business combinations initiated after June 30, 2001.

FASB Statement No. 142 Goodwill and Other Intangible
Assets changes the accounting for acquired goodwill and other intangibles. Annually, management should review these items to determine if they should be reduced due to impairment. Systematic amortization is no longer permitted. The effective date of the Statement is for fiscal years beginning after December 31, 2001. Core deposit intangibles are not goodwill and are still amortizable.

FASB Statement No. 143 Accounting for Asset Retirement obligations applies to legal obligtaions associated with the retirement of a tangible long-lived asset.
The statement requires that management recognize the fair value of an asset retirement obligation in the period incurred, adding capitalization of this cost to the cost of the asset. Annually the asset, including the capitalized cost, should be reviewed for impairment. The effective date of the Statement is for years beginning after June 15, 2002.


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

Item 8. Financial Statements

     In response to this Item, the information included on pages 1 through 22 of the Company's Annual Report to Shareholders for the year ended December 31, 2001, is incorporated herein by reference.

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     Not applicable.

Item 10. Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act

     In response to this item, the information included on pages 2 through 3 of the Company's Proxy Statement for Annual Meeting of Shareholders To Be Held on May 8,
2002, is incorporated herein by reference.

Item 11. Executive Compensation

     In response to this item, the information included on page 4 of the Company's Proxy Statement for Annual
Meeting of Shareholders To Be Held on May 8, 2002, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial
Owners and Management

     In response to this item, the information included on pages 4 through 5 of the Company's Proxy Statement for Annual Meeting of Shareholders to be held May 8, 2002, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     In response to this item, the information included on page 6 of the Company's Proxy Statement for Annual
Meeting of Shareholders to be held May 8, 2002, is incorporated herein by reference.

Item 14. Exhibits and Reports on Form 8-K

(a)    Exhibits
     3.1     Articles of Incorporation of the Company
(incorporated by reference to Exhibit 3.1 of
Registration Statement Form S-4, File No. 33-99762).
     3.2     Bylaws of the Company (incorporated by reference
to Exhibit 3.2 of Registration Statement Form S-4, File
No. 33-99762).
     13     Annual Report to Shareholders for the year ended
December 31, 2001.
     21     Subsidiaries of the Company.

(b)    Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2001.


SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CALVIN B. TAYLOR BANKSHARES, INC.
(Registrant)

Date:	          By:  /s/     Reese F. Cropper, Jr.
                  President and Chief Executive Officer

Date:	          By:  /s/     William H. Mitchell
                  Vice President and Chief Financial Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:             By:  /s/     James R. Bergey, Jr.,
                  Director

Date:             By:  /s/     James R. Bergey, Sr.,
                  Director

Date:             By:  /s/     George H. Bunting, Jr.,
                  Director

Date:             By:  /s/     John H. Burbage, Jr.,
                  Director

Date:	          By:  /s/     Reese F. Cropper, Jr.
                  President, Chief Executive Officer
                   and Director

Date:             By:  /s/     Reese F. Cropper, III,
                  Director

Date:	          By:  /s/     Hale Harrison,
                  Director

Date:	          By:  /s/     Gerald T. Mason,
                  Director

Date:	          By:  /s/     William H. Mitchell,
                  Vice President and Director

Date:	          By:  /s/     Joseph E. Moore,
                  Director

Date:	          By:  /s/     Michael L. Quillin, Sr.,
                  Director

Date:	          By:  /s/     D. Bruce Rogers,
                  Director







EXHIBIT 13

ANNUAL REPORT TO SHAREHOLDERS
FOR THE YEAR ENDED DECEMBER 31, 2001

Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Financial Statements

December 31, 2001

Calvin B. Taylor Bankshares, Inc.
and subsidiaries

Table of Contents




	 Page

Report of independent auditors                1

Consolidated financial statements

  Consolidated balance sheets                 2

  Consolidated statements of income           3

  Consolidated statements of changes in
   stockholders' equity                       4

  Consolidated statements of cash flows       5-6

  Notes to consolidated financial statements  7-21

Report of Independent Auditors
The Board of Directors and Stockholders
Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Berlin, Maryland


	We have audited the accompanying consolidated balance sheets of Calvin B. Taylor Bankshares, Inc. and
Subsidiaries as of December 31, 2001, 2000, and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

	We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calvin B.
Taylor Bankshares, Inc. and Subsidiaries as of December
31, 2001, 2000, and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the Untied States.



			/s/ Rowles & Company, LLP


Salisbury, Maryland
January 8, 2002


Calvin B. Taylor Bankshares, Inc.
and subsidiaries
Consolidated Balance Sheets

                                                December 31,
                                      2001         2000         1999
Assets
Cash and due from banks            18,397,266   13,332,279   18,546,576
Federal funds sold                 54,389,656   18,167,527   15,877,383
Interest-bearing deposits             879,000      784,000      983,000
Investment securities available
 for sale                           3,974,099    4,052,934    3,402,096
Investment securities held to maturity
(approximate market value of
 $85,604,080, $76,610,933, and
 $89,352,513)                      84,398,152   76,273,558   89,921,935
Loans, less allowance for loan losses
 of $2,195,922, $2,192,755,
 and $2,082,031                   166,501,512  168,571,199  152,000,504
Premises and equipment              5,895,275    5,620,478    5,858,928
Accrued interest income             1,753,816    1,948,199    1,928,735
Intangible assets                     355,549       99,574      161,579
Deferred income taxes                 134,639      107,227      222,986
Other assets                          145,603       91,036       17,076

                                  336,824,567  289,048,011  288,920,798

Liabilities and Stockholders' Equity
Deposits
  Noninterest-bearing              60,508,663   49,674,943   39,151,702
  Interest-bearing                213,640,518  182,251,249  199,574,150
                                  274,149,181  231,926,192  238,725,852
Securities sold under agreements
 to repurchase                      4,555,323    3,113,671         -
Accrued interest payable              529,348      503,519      424,042
Accrued income taxes                    2,298      103,818       56,490
Note payable                          215,702      231,517      246,413
Other liabilities                     130,145       84,085      247,667

                                  279,581,997  235,962,802  239,700,464
Stockholders' equity
  Common stock, par value $1 per
  share; authorized 10,000,000 shares;
  issued and outstanding 3,240,000
  shares in 2001 and 2000, 1,620,000
  shares in 1999                    3,240,000    3,240,000    1,620,000
  Additional paid-in capital       17,290,000   17,290,000   17,290,000
  Retained earnings                36,274,102   32,058,498   30,030,340
                                   56,804,102   52,588,498   48,940,340
  Accumulated other comprehensive
   income                             438,468      496,711      279,994
                                   57,242,570   53,085,209   49,220,334

                                  336,824,567  289,048,011  288,920,798


The accompanying notes are an integral part of these financial statements.


Calvin B. Taylor Bankshares, Inc.
and subsidiaries
Consolidated Statements of Income

                                         Years Ended December 31,
                                      2001         2000         1999
Interest and dividend revenue
  Loans, including fees            14,179,181   13,480,035   12,070,649
  U. S. Treasury and government
   agency securities                3,540,767    3,761,021    4,056,031
  State and municipal securities      332,035      410,891      531,857
  Federal funds sold                1,412,927    1,716,303    1,261,883
  Time certificates of deposit         46,354       46,110       59,892
  Equity securities                    34,090       25,676       19,264
    Total interest and dividend
      revenue                      19,545,354   19,440,036   17,999,576

Interest expense
  Deposit interest                  6,173,101    5,822,224    5,775,026
  Other                                75,287       37,807        3,732
    Total interest expense          6,248,388    5,860,031    5,778,758
      Net interest income          13,296,966   13,580,005   12,220,818

Provision for loan losses              22,985      174,080        5,745
      Net interest income after
       provision for loan losses   13,273,981   13,405,925   12,215,073

Other operating revenue
  Service charges on deposit
  accounts                            853,107      724,845      724,067
  Other noninterest revenue           447,528      379,013      321,260
    Total other operating revenue   1,300,635    1,103,858    1,045,327

Other expenses
  Salaries                          2,943,241    2,723,713    2,554,963
  Employee benefits                   593,419      515,141      521,346
  Occupancy                           392,499      425,767      413,073
  Furniture and equipment             674,296      671,040      511,037
  Other operating                   1,622,532    1,568,545    1,647,193
    Total other expenses            6,225,987    5,904,206    5,647,612

Income before income taxes          8,348,629    8,605,577    7,612,788
Income taxes                        2,934,225    2,981,019    2,593,128

Net income                          5,414,404    5,624,558    5,019,660

Earnings per common share                1.67         1.74         1.55





The accompanying notes are an integral part of these financial statements.


Calvin B. Taylor Bankshares, Inc.
and subsidiaries

Consolidated Statements of Changes in Stockholders' Equity
                                                                       Accumulated
                                                                       other
                              Common stock     Additional     Retained  comprehensive Comprehensive
                           Shares   Par value paid-in capital earnings  income        income
Balance, December 31,1998  1,620,000 1,620,000   17,290,000   26,954,680    478,519

Net income                      -         -            -       5,019,660       -         5,019,660
Unrealized gain on
 investment securities
 available for sale
 net of income taxes            -         -            -            -      (198,525)      (198,525)
Comprehensive income            -         -            -            -          -         4,821,135
Cash dividend,$.60 per share    -         -            -      (1,944,000)      -

Balance, December 31,1999  1,620,000 1,620,000   17,290,000   30,030,340    279,994

Net income                      -         -            -       5,624,558       -         5,624,558
Stock split effected
  in the form of
  a 100% stock
  dividend                1,620,000 1,620,000         -      (1,620,000)      -
Unrealized gain on
  investment securities
  available for sale
  net of income taxes          -         -            -            -       216,717        216,717
Comprehensive income           -         -            -            -          -         5,841,275
Cash dividend, $.61 per share  -         -            -      (1,976,400)      -

Balance, December 31,2000 3,240,000 3,240,000   17,290,000   32,058,498    496,711

Net income                     -         -            -       5,414,404       -         5,414,404
Unrealized gain on
 investment securities
 available for sale
 net of income taxes           -         -            -            -       (58,243)       (58,243)
Comprehensive income           -         -            -            -          -         5,356,161
Cash dividend, $.37 per share  -         -            -      (1,198,800)      -

Balance, December 31,2001 3,240,000 3,240,000   17,290,000   36,274,102    438,468






The accompanying notes are an integral part of these financial statements.

Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Consolidated Statements of Cash Flows

                                         Years Ended December 31,
                                      2001         2000         1999
Cash flows from operating activities
  Interest received                19,541,166   19,291,291   17,649,136
  Fees and commissions received     1,361,593    1,080,633    1,029,416
  Interest paid                    (6,222,559)  (5,780,554)  (5,810,849)
  Cash paid to suppliers and
    employees                      (5,731,055)  (5,371,499)  (4,864,057)
  Income taxes paid                (3,075,025)  (2,954,290)  (2,413,486)
                                    5,874,120    6,265,581    5,590,160

Cash flows from investing activities
  Proceeds from maturities of
   investment securities           57,857,000   49,458,000   39,025,000
  Purchase of investment securities held
   to maturity                    (65,799,078) (35,978,105) (49,108,227)
  Certificates of deposits purchased,
   net of maturities                  (95,000)     199,000      245,000
  Loans made, net of principal
   collected                        2,046,702  (16,744,775) (12,248,786)
  Sale (purchase) of foreclosed real
   estate                                -            -          39,000
  Purchases of and deposits on
   premises, equipment, software,
   and other intangibles           (1,063,655)    (443,405)    (776,547)
  Proceeds from sale of equipment      17,000          423        2,400
                                   (7,037,031)  (3,508,862) (22,822,160)


Cash flows from financing activities
  Net increase (decrease) in
     Time deposits                 15,567,519    3,256,887      452,474
     Other deposits                26,655,470  (10,056,547)   7,655,693
     Securities sold under agreements
      to repurchase                 1,441,652    3,113,671         -
  Payments on capital lease and
   mortgage obligations               (15,814)     (18,483)      (3,587)
  Dividends paid                   (1,198,800)  (1,976,400)  (1,944,000)
                                   42,450,027   (5,680,872)   6,160,580

Net increase (decrease) in cash and
 cash equivalents                  41,287,116   (2,924,153) (11,071,420)

Cash and cash equivalents at
 beginning of year                 31,499,806   34,423,959   45,495,379
Cash and cash equivalents at
 end of year                       72,786,922   31,499,806   34,423,959


The accompanying notes are an integral part of these financial statements.

Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Consolidated Statements of Cash Flows
(Continued)

                                         Years Ended December 31,
                                      2001         2000         1999
Reconciliation of net income to net
 cash provided by operating activities
    Net income                      5,414,404    5,624,558    5,019,660
   Adjustments to reconcile net income
     to net cash provided by operating
     activities
       Depreciation and amortization  528,247      498,612      418,403
        Provision for loan losses      22,985      174,080        5,745
        Deferred income taxes           9,234      (20,599)     (30,721)
        Amortization of premiums and
         accretion of discounts, net (198,571)    (129,281)    (291,392)
        Charitable donation of property  -            -         128,806
        (Gain) loss on disposition of
         assets                        12,365        1,564       (2,400)
        Decrease (increase) in
          Accrued interest receivable(194,383)     (19,464)     (19,464)
           Other assets               (54,566)     (73,960)     135,690
        Increase (decrease) in
          Accrued interest payable     25,829       79,477      (32,091)
           Accrued income taxes      (101,520)      47,328       56,490
           Other liabilities           46,060       83,266      201,434
                                    5,874,120    6,265,581    5,590,160

Noncash Activity
   Property acquired by issuance
     of debt                             -            -         250,000


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

Intangible assets
     The Company amortizes software costs over their useful lives using the straight-line method.

Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


1.   Summary of Significant Accounting Policies
(Continued)

Loans and allowance for loan losses
     Loans are stated at face value less the
allowance for loan losses. Interest on loans is credited to income based on the principal amounts outstanding. The accrual of interest is discontinued when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full.

     The allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent risks in the loan portfolio. The minimum range of the allowance for loan losses is calculated by applying risk-weighted percentages to loans based on their delinquency and underlying collateral. The portion of the allowance that is a result of geographic and industry concentrations and current economic conditions is not allocated to specific loans. At
December 31, 2001, the allowance included approximately $850,186 that was not allocated to specific loans. Management has historically maintained the allowance at a level of approximately 1.30% to 1.35% of gross loans.

     If the current economy or real estate market were to suffer a severe downturn, the estimate for uncollectible accounts would need to be increased.
 Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

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

2.  Cash and Due From Banks

     The Company normally carries balances with other banks that exceed the federally insured limit. The average balances carried in excess of the limit, including unsecured federal funds sold to the same banks, were $53,138,449 for 2001, $27,192,359 for
2000, and $25,041,212 for 1999.

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

Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


 3.  Investment Securities

     Investment securities are summarized as follows:

                         Amortized   Unrealized  Unrealized    Market
                         cost        gains       losses        value
December 31, 2001
Available for sale
  U.S. Treasury          1,994,041     342,839        -        2,336,880
  Equity                 1,265,708     455,713      84,202     1,637,219
                         3,259,749     798,552      84,202     3,974,099

Held to maturity
  U.S. Treasury         58,046,598     920,257       5,952    58,960,903
  U.S. Government agency19,405,013     230,276      12,389    19,622,900
  State and municipal    6,946,541      73,832          96     7,020,277
                        84,398,152   1,224,365      18,437    85,604,080


December 31, 2000
Available for sale
  U.S. Treasury          1,993,753     434,367        -        2,428,120
  Equity                 1,249,941     374,873        -        1,624,814
                         3,243,694     809,240        -        4,052,934

Held to maturity
  U.S. Treasury         47,422,577     285,916      37,823    47,670,670
  U.S. Government agency18,650,177      97,563       1,412    18,746,328
  State and municipal   10,200,804      16,051      22,920    10,193,935
                        76,273,558     399,530      62,155    76,610,933


December 31, 1999
Available for sale
  U.S. Treasury          1,993,463     115,297        -        2,108,760
  Equity                   952,467     346,869       6,000     1,293,336
                         2,945,930     462,166       6,000     3,402,096

Held to maturity
  U.S. Treasury         66,466,632       7,153     386,382    66,087,403
  U.S. Government agency10,649,787        -        119,085    10,530,702
  State and municipal   12,805,516         785      71,893    12,734,408
                        89,921,935       7,938     577,360    89,352,513

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

                          December 31, 2001     December 31, 2000     December 31, 1999
                      Amortized    Market   Amortized    Market   Amortized    Market
                      cost         value    cost         value    cost         value
Available for sale due
  After ten years      1,994,041  2,336,880  1,993,753  2,428,120  1,993,463  2,108,760

Held to maturity due
  In one year or less 41,521,902 42,125,457 45,333,736 45,313,048 49,004,373 48,908,330
  After one year
   through five years 42,876,250 43,478,623 30,939,822 31,297,885 40,917,562 40,444,183
                      84,398,152 85,604,080 76,273,558 76,610,933 89,921,935 89,352,513

Pledged securities    21,058,134 21,517,135 19,985,861 20,097,350  4,592,597  4,562,493

     Investments are pledged to secure deposits of federal and local governments. Pledged securities also serve as collateral for securities sold under agreements to repurchase.

 4.  Lines of Credit

     The Company has available lines of credit, including overnight federal funds, reverse repurchase agreements and letters of credit, totaling $ 39,000,000 as of December 31, 2001, and
$19,000,000 as of December 31, 2000 and 1999.

 5.  Loans and Allowance for Loan losses

     Major classifications of loans are as follows:

                               2001         2000         1999
Commercial                15,341,122   15,588,946   17,825,019
Mortgage                 146,258,549  148,468,890  130,378,776
Construction               2,117,685    1,540,376      824,071
Consumer                   4,980,078    5,165,742    5,054,669
                         168,697,434  170,763,954   154,082,535

Allowance for loan losses  2,195,922    2,192,755     2,082,031

Loans, net               166,501,512  168,571,199   152,000,504

Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


 5.  Loans and Allowance for Loan losses (Continued)

     The rate repricing distribution of the loan portfolio follows:

                               2001         2000         1999
Immediately              164,098,147  165,596,389  149,036,842
Within one year            1,728,296      425,689      302,886
Over one to five years     2,648,073    4,114,779    4,258,632
Over five years              222,918      627,097      484,175
                         168,697,434  170,763,954  154,082,535

   Outstanding loan commitments and letters of credit are as follows:

Loan commitments
  Construction and land
   development             6,456,910    2,964,536    9,486,899
  Other                    8,639,337    3,192,350    4,843,120
                          15,096,247    6,156,886   14,330,019

Standby letters of credit
  Secured by deposits      1,404,069    1,229,669    1,380,593
  Other                    1,838,994      182,883      123,648
                           3,243,063    1,412,552    1,504,241

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

Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


 5.   Loans and Allowance for Loan losses (Continued)

   Transactions in the allowance for loan losses were as follows:

                               2001         2000         1999
Beginning balance          2,192,755    2,082,031    2,080,358
Provision charged to
  operations                  22,985      174,080        5,745
Recoveries                     4,906        3,744       14,823
                           2,220,646    2,259,855    2,100,926

Loans charged off             24,724       67,100       21,884
                           2,195,922    2,192,755    2,079,042
Change in allowance related
 to loan commitments            -            -          (2,989)
Ending balance             2,195,922    2,192,755    2,082,031

     Amounts past due 90 days or more, and still accruing interest, are as follows:


                                         December 31,
                               2001         2000         1999
Commercial                   122,420       39,576       50,371
Mortgage                     343,136      263,237         -
Consumer                      50,883       18,296        1,346
                             516,439      321,109       51,717

     Management has identified no impaired or nonaccrual loans at December 31, 2001, 2000, and 1999.

 6.  Premises and Equipment

     A summary of premises and equipment and the related depreciation is as follows:

              Estimated useful life      2001         2000         1999
Land                                 1,891,950    1,891,950    1,891,950
Premises                5 - 50 years 4,826,954    4,645,138    4,602,879
Furniture and equipment 5 - 40 years 3,652,244    3,742,681    3,678,167
                                    10,371,148   10,279,769   10,172,996
Accumulated depreciation             4,475,873    4,659,291    4,314,068
Net premises and equipment           5,895,275    5,620,478    5,858,928

Depreciation expense                   459,744      436,608      398,682

Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


 7.  Deposits

     Major classifications of interest-bearing deposits are as follows:

                               2001         2000         1999
Money market              40,739,491   34,896,077   52,985,409
Savings and NOW           83,946,161   73,967,825   76,458,281
Other time                88,954,866   73,387,347   70,130,460
                         213,640,518  182,251,249  199,574,150

     Included in other time deposits are certificates of deposit of $100,000 or more with the following maturities:

Three months or less       5,437,743    4,423,581    1,394,088
Over three through
  twelve months           13,206,842    6,795,644    9,356,422
Over one through five
  years                    2,097,332    3,961,211    2,067,556
                          20,741,917   15,180,436   12,818,066

Interest expense             987,329      680,474      550,206


 8.  Securities Sold Under Agreements to Repurchase

     Securities sold under agreements to repurchase represent overnight borrowings from customers. The government agency securities that collateralize these agreements are owned by the company but maintained in the custody of an unaffiliated bank designated by the Company. Additional information follows.

                                            2001         2000
Maximum month-end amount outstanding    5,383,038    4,557,860
Average amount outstanding              4,125,782    1,610,688
Average rate paid during the year           1.50%        1.45%

Investment securities underlying the
  agreements at year end
  Carrying value                       13,991,479   13,988,545
  Estimated fair value                 14,327,220   14,105,150


 9.  Note Payable

     The Company purchased real estate, financing
100% of the purchase price. The 6% unsecured note has a final maturity of September, 2011.
Maturities of this note are as follows:


                     2002                 16,790
                     2003                 17,826
                     2004                 18,925
                     2005                 20,092
                     2006                 21,332
                Remaining years          120,737
                                         215,702

Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


10.  Profit Sharing and Pension Plans

     In 1999, the Company adopted a defined
contribution profit sharing plan under Section
401(k) of the Internal Revenue Code. The plan covers substantially all of the employees and allows discretionary Company contributions.
Annually, the Board of Directors approves a discretionary contribution in addition to matching
50% of employee contributions to a maximum of 6% of the employee wages.

     The Company terminated its defined benefit pension plan during 1999. The plan covered substantially all of the employees. Benefits were based on years of service and the employee's average rate of earnings for the final five full years before retirement. The total cost of the pension and profit sharing plans for 2001, 2000, and 1999, were $140 620, $119,307, and $155,869, respectively.

11.  Other Operating Expenses

     The components of other operating expenses follow:

                                  2001         2000         1999
Amortization of intangible
  assets                         68,503       62,005       19,721
Advertising                     144,983      132,784      146,341
Business and product development 60,189       57,055       57,649
Courier service                  96,726       99,466       93,968
Deposit insurance                43,413       35,157       37,917
Director fees                    83,025       72,575       64,120
Dues, donations and subscriptions80,024      107,114       83,105
Donated real property
                                   -            -         128,806
Freight                          57,806       62,411       57,879
Liability insurance              44,608       61,649       64,686
Postage                         155,002      145,325      155,092
Professional fees                52,400       62,660       61,538
Stationery and supplies         252,686      261,733      309,727
Telephone                       100,455       82,256       82,466
ATM fees                        154,289      123,398      110,791
Miscellaneous                   296,926      202,957      173,387
                              1,622,532    1,568,545    1,647,193


12.  Income Taxes

     The components of income tax expense, including taxes related to the change in accounting method for organization costs, are as follows:

                                  2001         2000         1999
Current
  Federal                     2,598,069    2,674,450    2,369,389
  State                         326,922      327,168      254,460
                              2,924,991    3,001,618    2,623,849
Deferred                          9,234      (20,599)     (30,721)
                              2,934,225    2,981,019    2,593,128

Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


12.  Income Taxes (continued)

     The components of the deferred tax (benefit) are as follows:

                                  2001         2000         1999
Provision for loan losses          (754)     (40,495)         243
Pension expense                    -            -         (13,973)
Depreciation                      5,317       13,987      (35,808)
Discount accretion                  412       (1,656)       2,795
Health insurance premium deposits  -              27        8,486
Organization costs                4,259        7,538        7,536
</table>                          9,234      (20,599)     (30,721)

     The components of the net deferred tax assets are as follows:

                                  2001         2000         1999
Deferred tax asset
  Allowance for loan losses     603,779      603,025      562,530
  Health insurance premium
   deposits                        -             -             27
  Organization costs              5,341        9,600       17,138
                                609,120      612,625      579,695


Deferred tax liabilities
  Depreciation                  188,267      182,950      168,963
  Discount accretion             10,332        9,920       11,576
  Unrealized gain on securities
    available for sale          275,882      312,528      176,170
                                474,481      505,398      356,709

                                134,639      107,227      222,986

     A reconciliation of the provision for taxes on income from the statutory federal income tax rates to the effective income tax rates follows:

Statutory federal income tax rate 34.0%        34.0%        34.0%

Increase (decrease) in tax rate
 resulting from
  Tax-exempt income               (1.5)        (1.9)        (2.0)
  State income taxes net of
   federal income tax benefit      2.6          2.5          2.1
                                  35.1%        34.6%        34.1%

Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


13.  Related Party Transactions

     The executive officers and directors of the Company enter into loan transactions with the Banks in the ordinary course of business. The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions.

                                  2001         2000         1999
Beginning balance            12,293,244    9,231,028    8,641,536
Advances                      4,833,136    5,356,617    3,095,000
                             17,126,380   14,587,645   11,736,536
Repayments                    5,911,658    3,567,151    1,624,714
Other changes                   135,557   (1,272,750)     880,794
Ending balance               11,079,165   12,293,244    9,231,028


     The Company obtains legal services from a law firm in which one of the principal attorneys is also a member of the Board of Directors. Fees charged for these services are at similar rates charged by unrelated law firms for similar legal work. Amounts paid to this related party totaled
$2,003, $1,805 and $3,746 during the years ended
December 31, 2001, 2000 and 1999.


14.  Lease Commitments

     The Company leases the land on which the Route
50 branch is located. The lease obligation, which expires August 31, 2009, requires payments as follows:

                                           Minimum
                             Period        rentals

                             2002          15,000
                             2003          15,000
                             2004          15,000
                             2005          15,000
                             2006          15,000
                        Remaining years    40,000
                                          115,000

Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


15.  Fair Value of Financial Instruments

     The estimated fair values of the Company's financial instruments are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques prescribed by the FASB and may not be indicative of the net realizable or liquidation values. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values. The fair value of financial instruments equals the carrying value of the instruments except as follows.

                   December 31, 2001          December 31, 2000          December 31, 1999
                   Carrying     Fair          Carrying     Fair          Carrying     Fair
                   amount       value         amount       value         amount       value
Financial assets
  Cash and due from
   banks            18,397,266  18,510,175    13,332,279   13,479,427    18,546,576   18,660,884
  Interest-bearing
   deposits            879,000     906,928       784,000      784,116       983,000      979,200
  Investment
   securities       88,372,251  89,578,179    80,326,492   80,663,867    93,324,031   92,754,609
  Loans, net       166,501,512 166,595,116   168,571,199  168,610,107   152,000,504  151,961,767

Financial liabilities
  Interest-bearing
   deposits        213,640,518 214,497,142   182,251,249  182,263,290   199,574,150  199,607,450
  Note payable         215,702     206,453       231,517      210,648       246,413      246,413

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

Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


16.  Capital Standards

     The Federal Reserve Board and the Federal
Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations.
 These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The capital ratios and minimum capital requirements of the Company are as follows:

                                             Minimum           To be well
                             Actual          capital adequacy  capitalized
(in thousands)               Amount  Ratio   Amount  Ratio     Amount  Ratio
December 31, 2001
Total capital
  (to risk weighted assets)  58,800  36.8%   12,791  8.0%      15,989   10.0%
Tier 1 capital
  (to risk-weighted assets)  56,804  35.6%    6,396  4.0%       9,593    6.0%
Tier 1 capital
  (to average fourth
    quarter assets)          56,804  17.1%   13,329  4.0%      16,661    5.0%

December 31, 2000
Total capital
  (to risk weighted assets)  54,451  36.6%   11,897  8.0%      14,871   10.0%
Tier 1 capital
  (to risk-weighted assets)  52,588  35.4%    5,948  4.0%       8,923    6.0%
Tier 1 capital
  (to average fourth
    quarter assets)          52,588  18.2%   11,806  4.0%      14,757    5.0%

December 31, 1999
Total capital
  (to risk weighted assets)  50,589  38.4%   10,520  8.0%      13,150   10.0%
Tier 1 capital
  (to risk-weighted assets)  48,940  37.1%    5,260  4.0%       7,890    6.0%
Tier 1 capital
  (to average fourth
    quarter assets)          48,940  17.5%   11,691  4.0%      14,614    5.0%


     Tier 1 capital consists of capital stock, additional paid in capital, and retained earnings.
 Total capital includes a limited amount of the allowance for loan losses. In calculating risk-weighted assets, specific risk percentages are applied to each category of asset and off-balance sheet items.

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

Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

17.	Parent Company Financial Information


                                           December 31,
Balance Sheets                    2001         2000        1999
Assets
Cash and due from banks           57,513        9,110     151,751
Interest-bearing deposits      1,512,125       75,505     100,000
Securities available for sale  1,637,219    1,624,814   1,293,336
Investment in subsidiary banks52,445,405   49,806,120  46,061,690
Premises and equipment         1,640,946    1,609,939   1,639,139
Other assets                      55,688       22,445      18,241
  Total assets                57,348,896   53,147,933  49,264,157

Liabilities and Stockholders' Equity
Liabilities
  Deferred income taxes           61,492       62,724      43,823
  Other liabilities               44,834           -           -
                                 106,326       62,724      43,823

Stockholders' equity
  Common stock                 3,240,000    3,240,000   1,620,000
  Additional paid-in capital  17,290,000   17,290,000  17,290,000
  Retained earnings           36,274,102   32,058,498  30,030,340
  Accumulated other
   comprehensive income          438,468      496,711     279,994
  Total stockholders' equity  57,242,570   53,085,209  49,220,334
    Total liabilities and
    stockholders' equity      57,348,896   53,147,933  49,264,157


                                     Years Ended December 31,
Statements of Income              2001         2000        1999
Interest revenue                  25,816        3,690      10,240
Dividend revenue                  34,090       25,676      19,264
Dividends from subsidiaries    2,698,800    2,076,400   2,344,000
Equity in undistributed income
 of subsidiaries               2,695,465    3,548,585   2,680,964
Rental income                      2,700        2,700       2,925
                               5,456,871    5,657,051   5,057,393

Expenses
  Occupancy                        6,115       24,898      31,570
  Furniture and equipment          1,968        1,904       3,423
  Other                           36,044       15,168      12,418
                                  44,127       41,970      47,411

Income before income taxes     5,412,744    5,615,081   5,009,982
Income taxes (benefit)            (1,660)      (9,477)     (9,678)
Net income                     5,414,404    5,624,558   5,019,660

Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

17.	Parent Company Financial Information (Continued)

                                     Years Ended December 31,
                                  2001         2000        1999
Statements of Cash Flows
Cash flows from operating
  activities
  Interest and dividends
    received                   2,749,579    2,105,906   2,375,011
  Rental payments received         9,900        2,700       2,925
  Cash paid for operating
    expenses                      33,827      (19,969)    (18,211)
  Income taxes refunded          (29,590)      18,101       7,074
                               2,763,716    2,106,738   2,366,799

Cash flows from investing
  activities
  Purchase of premises and
    equipment                    (64,126)          -           -
  Purchase of equity securities  (15,767)    (297,474)   (728,104)
  Purchase of certificates of
   deposit, net of redemptions(1,500,000)     100,000     400,000
                              (1,579,893)    (197,474)   (328,104)

Cash flows from financing
  activities
  Dividends paid              (1,198,800)  (1,976,400) (1,944,000)

Net increase (decrease) in cash  (14,977)     (67,136)     94,695

Cash at beginning of year         85,615      151,751      57,056

Cash at end of year               69,638       84,615     151,751


Reconciliation of net income to net
cash provided by operating activities
    Net income                 5,414,404    5,624,558   5,019,660
    Adjustments to reconcile net
     income to net cash used in
     operating activities
        Undistributed net income
         of subsidiary        (2,695,465)  (3,548,585) (2,680,964)
        Amortization and
         depreciation             33,120       29,200      29,200
        Increase (decrease) in
         deferred income taxes
         and other liabilities    44,900        5,769       8,423
        Decrease (increase) in
         other assets            (33,243)      (4,204)     (9,520)
                               2,763,716    2,106,738   2,366,799

Calvin B. Taylor Bankshares, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements


18.     Quarterly Results of Operations (Unaudited)

                                      Three months ended
                   December 31, September 30, June 30,      March 31,
2001
Interest revenue    4,804,117    5,003,872     4,882,457     4,854,908
Interest expense    1,550,131    1,626,675     1,542,283     1,529,299
Net interest income 3,253,986    3,377,197     3,340,174     3,325,609
Provision for
  loan losses          22,985         -             -             -
Net income          1,165,144    1,400,912     1,491,492     1,356,856
Comprehensive
  income            1,126,589    1,416,605     1,453,466     1,359,501
Earnings per share       0.36         0.43          0.46          0.42

2000
Interest revenue    5,059,947    5,056,443     4,678,198     4,645,448
Interest expense    1,527,302    1,498,739     1,400,906     1,433,084
Net interest income 3,532,645    3,557,704     3,277,292     3,212,364
Provision for
  loan losses          68,000       23,000        41,000        42,080
Net income          1,438,189    1,583,917     1,306,325     1,296,127
Comprehensive
  income            1,502,283    1,665,605     1,308,822     1,364,565
Earnings per share       0.44         0.49          0.40          0.40

1999
Interest revenue    4,607,224    4,669,910     4,410,901     4,311,541
Interest expense    1,439,769    1,439,279     1,407,424     1,492,286
Net interest income 3,167,455    3,230,631     3,003,477     2,819,255
Provision for
  loan losses          (7,980)       8,670         4,355           700
Net income
                    1,273,784    1,402,034     1,299,830     1,044,012
Comprehensive
  income            1,611,696    1,200,713     1,111,686       897,040
Earnings per share       0.39         0.43          0.40          0.32