Form 10-Q
period 2002-03-31
TAYLOR CALVIN B BANKSHARES INC
filed 2002-05-13
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2002

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



Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Part I - Financial Information
Consolidated Balance Sheets

                                     (unaudited)
                                         March     December
                                          2002        2001
Assets
Cash and due from banks                14,773,266  18,397,266
Federal funds sold                     54,432,446  54,389,656
Interest-bearing deposits                 879,000     879,000
Investment securities available
for sale                                3,918,479   3,974,099
Investment securities held to
maturity (approximate fair value
of $88,090,100 and $85,604,080)        87,542,086  84,398,152
Loans, less allowance for loan
losses of 2,188,547 and 2,195,922     167,612,114 166,501,512
Premises and equipment                  6,040,735   5,895,275
Accrued interest income                 1,714,032   1,753,816
Deferred income taxes                     156,147     134,639
Other assets                              458,586     501,152
                                      337,526,891 336,824,567

Liabilities and Stockholders' Equity
Deposits
  Noninterest-bearing                  61,571,649  60,508,663
  Interest-bearing                    213,505,480 213,640,518
                                      275,077,129 274,149,181
Securities sold under agreements
to repurchase                           4,546,882   4,555,323
Accrued interest payable                  457,171     529,348
Note payable                              211,599     215,702
Accrued income taxes                      690,819       2,298
Other liabilities                          (1,009)    130,145
                                      280,982,591 279,581,997
Stockholders' equity
  Common stock, par value $1 per
  share authorized 10,000,000
  shares, issued and outstanding
  3,240,000 shares                      3,240,000   3,240,000
  Additional paid in capital           17,290,000  17,290,000
  Retained earnings                    35,610,015  36,274,102
                                       56,140,015  56,804,102
  Net unrealized gain on
  securities available for sale           404,285     438,468
                                       56,544,300  57,242,570
                                      337,526,891 336,824,567



Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

                            For the three months ended March 31,
                                          2002        2001
Interest and dividend revenue
  Loans, including fees                 3,260,478    3,576,124
  U.S. Treasury and Agency securities     874,386      896,411
  State and municipal securities           61,038       94,413
  Federal funds sold                      220,517      261,284
  Deposits with banks                      10,522       11,972
  Equity securities                        15,158       14,703
     Total interest and dividend
      revenue                           4,442,099    4,854,907

Interest expense
  Deposit interest                      1,160,399    1,513,256
  Other                                    10,382       16,043
     Total interest expense             1,170,781    1,529,299
     Net interest income                3,271,318    3,325,608

Provision for loan losses                    -            -
     Net interest income after
     provision for loan losses          3,271,318    3,325,608

Other operating revenue
  Service charges on deposit accounts     218,719      202,387
  Miscellaneous revenue                    94,458       82,513
    Total other operating revenue         313,177      284,900

Other expenses
  Salaries and employee benefits          864,189      842,147
  Occupancy                               119,316      128,032
  Furniture and equipment                 157,485      142,470
  Other operating                         472,392      412,570
     Total other expenses               1,613,382    1,525,219

Income before income taxes              1,971,113    2,085,289
Income taxes                              691,200      728,433

Net income                              1,279,913    1,356,856

Basic earnings per share                     0.40         0.42



Calvin B. Taylor Bankshares, Inc. and
Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

                            For the three months ended March 31,
                                          2002        2001

Cash flows from operating activities
  Interest received                     4,454,002   5,087,621
  Fees and commissions received           313,169     319,770
  Interest paid                        (1,242,958) (1,522,212)
  Cash paid to suppliers / employees   (1,556,159) (1,522,349)
  Income taxes paid                        (2,679)   (103,593)
                                        1,965,375   2,259,237

Cash flows from investing activities
  Proceeds from maturities of
  investment securities                17,365,000  20,465,000
  Purchase of investment securities
   held to maturity                   (20,481,124) (4,014,548)
  Certificates of deposit purchased,
   net of redemptions                        -           -
  Purchases of premises, equipment,
   and intangibles                       (291,262)   (253,395)
  Loans made, net of principal
   collected                           (1,110,602) (4,671,433)
  Proceeds from sales of equipment           -         17,000
                                       (4,517,988) 11,542,624

Cash flows from financing activities
  Net change in time deposits         186,122,263     501,653
  Net change in other deposits       (185,194,315) (4,174,155)
  Net change in repurchase agreements      (8,441)   (120,363)
  Payment on mortgage obligation           (4,104)     (3,865)
  Dividend paid                        (1,944,000)       -
                                       (1,028,597) (3,796,730)

Net increase (decrease) in cash        (3,581,210) 10,005,131
Cash and equivalents at beginning of
  period                               72,786,922  31,499,806
Cash and equivalents at end of period  69,205,712  41,504,937


Reconciliation of net income to net
  cash provided from operating activities

  Net income                            1,279,913   1,356,856
  Adjustments
    Depreciation and amortization         153,964     116,872
    Deferred income tax                      -           -
    Provision for loan losses                -           -
    Security discount accretion, net
      of premium amortization             (27,881)    (33,419)
    Loss on disposition of assets           8,343        -
    Decrease in accrued interest
      receivable and other assets          65,844     261,748
    Increase in accrued interest
      payable and other liabilities       485,192     557,180
                                        1,965,375   2,259,237


Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Notes to Financial Statements


1.	Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial position and results of operations have been made. These adjustments are of a normal recurring nature. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the audited consolidated financial statements and related footnotes for the Registrant's fiscal period ended December 31, 2001.

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

2.	Comprehensive Income

     Comprehensive income consists of:

                                     Three months ended March 31,
                                     2002        2001

Net income                         1,279,913   1,356,856
Unrealized gain (loss) on
investment securities available
for sale, net of income taxes        (34,183)      2,645
Comprehensive income               1,245,730   1,359,501





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

Financial Condition, Liquidity and Sources of Capital

     Total assets of the Company increased $702 thousand from December 31, 2001 to March 31, 2002. An increase in asset size is unusual for the banks during this quarter.
Management attributes the increase to depositors' lack of confidence in the stock market and a resultant flight to the safety of insured deposits. During the first quarter of the year, the banks typically experience a decline in deposits since business customers are using their deposits to meet cash flow needs. Generally, this situation reverses late in the second quarter of the year as the banks receive loan repayments from seasonal business customers, and deposits from summer residents and tourists.

     During the first quarter of 2002, the banks' loan portfolios increased $1.1 million. Funding for these loans was provided primarily by growth in deposits.

     The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level relies on management's judgment about factors affecting loan quality and anticipated changes in the composition and size of the portfolio, as well as assumptions about the economy. Historically, the Company has low loan charge-offs.
     The banks' target levels for their allowances as a percentage of gross loans range from approximately 1.00% to
1.35%.   Based on review of the consolidated loan portfolio,
the Company determined than an allowance of 1.29% of gross loans was adequate as of March 31, 2002. At December 31, 2001, the allowance was 1.30% of gross loans. At March 31, 2002, non-accruing loans totaled $25,265 or .01% of the portfolio and loans delinquent ninety days or more, excluding non-accruing loans, totaled $191,948 or .11% of the portfolio.






Financial Condition, Liquidity and Sources of Capital
(continued)

     The company's major sources of liquidity are loan repayments, and maturities of short-term investments including federal funds sold, and increases in core deposits. Throughout the first quarter of the year, when the banks typically experience a decline in deposits, federal funds sold and investment securities are primary sources of liquidity. During the second quarter of the year, additional sources of liquidity become more readily available as business borrowers start repaying loans, and the banks receive seasonal deposits. Throughout the second and third quarters the banks maintain a high liquidity level. Funds from seasonal deposits are generally invested in short-term U.S. Treasury Bills and overnight federal funds. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 58.36% for the first quarter of 2002, compared to 46.21% for the first quarter of 2001.

     At March 31, 2002, the Company's interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 19.06%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. Both banks have classified their demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.

     Tier one risk-based capital ratios of the Company as of March 31, 2002 and 2001 were 34.60% and 35.05%, respectively.
Both are substantially in excess of regulatory minimum requirements.


Results of Operations

     The following discussion contains certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of the Private Litigation
Securities Reform Act of 1995.

     Net income for the three months ended March 31, 2002, was $1,279,913 or $.40 per share, compared to $1,356,856 or $.42 per share for the first quarter of 2001. This represents a decrease of $76,943. The primary reasons for the decrease in net income are lower net interest income and increased other operating costs. Net interest income decreased $54,290 in the first quarter of 2002 as compared to the first quarter of 2001 due to lower interest rates on higher balances of both interest-earning
assets and interest-bearing liabilities.   The banks reduced
loan and deposit rates in response to overall market conditions. Market rate reductions have also diminished rates of return on federal funds sold and investment securities.



Results of Operations (continued)

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

     No provision for loan losses was made in the first quarters of 2002 or 2001. Loans charged-off during the first quarter of 2002 totaled $7,775. There were no loans charged-off during the first three months of 2001.

     The banks employed 97 full time equivalent employees as of March 31, 2002, a decrease of ten employees from March 31, 2001. The Maryland bank hires seasonal employees during the summer. The Company has no employees other than those hired by the banks.

     During the fourth quarter of 2001, the Company replaced its core processing system. Related equipment depreciation, software amortization, and maintenance costs for both equipment and software increased with this replacement.
Prior to the installation of the new processing system, upgrades to the company's data storage, networking and Internet banking systems were installed. These, too, caused an increase in related costs.

    Other expense increased $88 thousand in the first quarter of 2002 as compared to the first quarter of 2001. Significant components of this increase include a $22 thousand increase in telephone costs due to network and Internet usage, and additional correspondent bank fees of $29 thousand. Additionally, increased amortization and software maintenance costs related to recent upgrades and enhancements to the company's data processing capabilities are record in other operating expense.

Plans of Operation

     The banks conduct general commercial banking businesses in their service areas, of Worcester County, Maryland and Sussex County, Delaware, while also emphasizing the banking needs of individuals and small- to medium-sized businesses and professional concerns. The banks offer a full range of federally insured deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and time deposits of various types ranging from daily money market accounts to longer-term certificates of deposit.

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

Capital Resources and Adequacy

     Total stockholders' equity decreased $698,270 from December 31, 2001 to March 31, 2002. This change is attributable to the comprehensive income of $1,245,730 recorded during the period, as detailed in Note 2 of the Notes to Financial Statements, reduced by the payment cash dividend of $1,944,000.

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
        a)    Exhibits
        2. Proxy Statement dated March 15, 2002, is incorporated by reference.

        b)    Reports on Form 8-K
              There were no reports on Form 8-K filed for the quarter ended March 31, 2002.








SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



		Calvin B. Taylor Bankshares, Inc.




Date:                           By: /s/Reese F.Cropper,Jr.
                                 Reese F. Cropper, Jr.
                                 President and
                                 Chief Executive Officer



Date:                           By: /s/ William H. Mitchell
                                 William H. Mitchell
                                 Senior Vice President and
                                 Chief Financial Officer