Form 10-Q
period 2002-06-30
TAYLOR CALVIN B BANKSHARES INC
filed 2002-08-08
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13(a) OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2002

Commission File Number:  0001003986

CALVIN B. TAYLOR BANKSHARES, INC.

I.R.S. Employer Identification No.: 52-1948274
State of incorporation: Maryland

Address of principal executive offices:
  24 North Main Street,  Berlin,  Maryland  21811
Issuer's telephone number: (410) 641-1700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13(a) or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES    X  	NO


State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest
practicable date:	The registrant had 3,240,000 shares of
common stock ($1.00 par) outstanding as of July 31, 2002.


Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Form 10-Q
Index


Part I  -  Financial Information                 Page

Item 1     Consolidated Financial Statements
             Consolidated Balance Sheets            3
             Consolidated Statements of Income	    4
             Consolidated Statements of Cash Flows  5
             Notes to Financial Statements          6

Item 2     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operation                               7-11

Item 3     Quantitative and Qualitative Disclosures
            About Market Risks                      11

Part II -   Other Information

Item 1     Legal Proceedings                        12
Item 2     Changes in Securities and Use of
            Proceeds                                12
Item 3     Defaults Upon Senior Securities          12
Item 4     Submission of Matters to a Vote of
            Security Holders                        12
Item 5     Other Information                        12
Item 6     Exhibits and Reports on Form 8-K         12

Signatures                                          13

Attachment:  Certification of Principal Executive
            Officer and Principal Financial Officer 14



Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Part I - Financial Information
Consolidated Balance Sheets
                               (unaudited)
                                June            December
                                2002            2001
Assets
Cash and due from banks       $ 16,641,473    $ 18,397,266
Federal funds sold              47,181,444      54,389,656
Interest-bearing deposits          979,518         879,000
Investment securities available
  for sale                       4,035,534       3,974,099
Investment securities held to
  maturity (approximate fair
  value of $98,673,000 and
  $85,604,080)                  97,807,644      84,398,152
Loans, less allowance for loan
  losses of $2,167,627 and
  $2,195,922                   172,579,860     166,501,512
Premises and equipment           6,016,694       5,895,275
Accrued interest income          2,129,605       1,753,816
Deferred income taxes              113,215         134,639
Other assets                       398,071         501,152
                              $347,883,058    $336,824,567

Liabilities and Stockholders' Equity
Deposits
  Noninterest-bearing         $ 67,322,928    $ 60,508,663
  Interest-bearing             217,193,200     213,640,518
                               284,516,128     274,149,181
Securities sold under
  agreements to repurchase       4,526,498       4,555,323
Accrued interest payable           354,707         529,348
Note payable                       207,433         215,702
Accrued income taxes               123,758           2,298
Other liabilities                    1,822         130,145
                               289,730,346     279,581,997
Stockholders' equity
  Common stock, par value
    $1 per share authorized
    10,000,000 shares, issued
    and outstanding 3,240,000
    shares                       3,240,000       3,240,000
  Additional paid in capital    17,290,000      17,290,000
  Retained earnings             37,150,192      36,274,102
                                57,680,192      56,804,102
  Net unrealized gain on
    securities available
    for sale                       472,520         438,468
                                58,152,712      57,242,570
                              $347,883,058    $336,824,567



Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

                               For the three months ended June 30,
                               2002            2001
Interest and dividend revenue
  Loans, including fees      $  3,379,640    $  3,622,418
  U.S. Treasury and Agency
    securities                    927,630         798,692
  State and municipal securities   62,122          92,535
  Federal funds sold              169,215         351,967
  Deposits with banks              10,417          12,076
  Equity securities                 6,948           4,769
    Total interest and dividend
      revenue                   4,555,972       4,882,457

Interest expense
  Deposit interest              1,027,029       1,526,482
  Other                             9,036          15,801
    Total interest expense      1,036,065       1,542,283

    Net interest income         3,519,907       3,340,174

Provision for loan losses             -               -
    Net interest income after
      provision for loan losses 3,519,907       3,340,174

Other operating revenue
  Service charges on deposit
    accounts                      253,727         206,734
  Miscellaneous revenue           138,097         160,814
    Total other operating revenue 391,824         367,548

Other expenses
  Salaries and employee benefits  858,642         810,247
  Occupancy                       105,010          76,655
  Furniture and equipment         119,319         147,687
  Other operating                 459,583         399,662
    Total other expenses        1,542,554       1,434,251

Income before income taxes      2,369,177       2,273,471
Income taxes                      829,000         781,979
Net income                   $  1,540,177    $  1,491,492

Basic earnings per share     $       0.47    $       0.46



Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

                               For the six months ended June 30,
                               2002          2001
Interest and dividend revenue
  Loans, including fees      $  6,640,117  $  7,198,542
  U.S. Treasury and Agency
    securities                  1,802,016     1,695,103
  State and municipal securities  123,160       186,948
  Federal funds sold              389,732       613,251
  Deposits with banks              20,939        24,048
  Equity securities                22,106        19,472
    Total interest and dividend
      revenue                   8,998,070     9,737,364

Interest expense
  Deposit interest              2,187,427     3,039,738
  Other                            19,418        31,844
    Total interest expense      2,206,845     3,071,582

    Net interest income         6,791,225     6,665,782

Provision for loan losses             -             -
    Net interest income after
      provision for loan losses 6,791,225     6,665,782

Other operating revenue
  Service charges on deposit
    accounts                      472,447       409,121
  Miscellaneous revenue           232,555       243,327
    Total other operating revenue 705,002       652,448

Other expenses
  Salaries and employee benefits1,722,832     1,652,394
  Occupancy                       224,326       204,687
  Furniture and equipment         276,804       290,157
  Other operating                 931,975       812,232
    Total other expenses        3,155,937     2,959,470

Income before income taxes      4,340,290     4,358,760
Income taxes                    1,520,200     1,510,412
Net income                    $ 2,820,090   $ 2,848,348

Basic earnings per share      $      0.87   $      0.88




Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

                               For the six months ended June 30,
                               2002          2001
Cash flows from operating activities
  Interest received          $  8,571,635  $  9,575,982
  Fees and commissions received   704,900       691,617
  Interest paid                (2,381,486)   (3,053,758)
  Cash paid to suppliers and
    employees                  (2,895,906)   (2,837,651)
  Income taxes paid            (1,396,787)   (1,475,723)
                                2,602,356     2,900,467

Cash flows from investing activities
  Proceeds from maturities of
    investment securities      34,875,000    32,185,000
  Purchase of investment
    securities held to
    maturity                  (43,239,805)  (17,133,193)
  Certificates of deposit
    purchased, net of
    redemptions                  (100,518)          -
  Purchases of premises, equipment,
    and intangibles              (408,542)     (437,589)
  Loans made, net of principal
    collected                  (6,078,348)   (3,012,571)
  Proceeds from sales of equipment    -          17,000
                              (14,952,213)   11,618,647

Cash flows from financing activities
  Net change in time deposits  (6,301,875)    5,158,643
  Net change in other deposits 16,668,822     4,661,410
  Net change in repurchase
    agreements                    (28,825)    1,153,018
  Payment on mortgage obligation   (8,270)       (7,789)
  Dividend paid                (1,944,000)          -
                                8,385,852    10,965,282

Net increase (decrease) in cash(3,964,005)   25,484,396
Cash and equivalents at
  beginning of period          72,786,922    31,499,806
Cash and equivalents at
  end of period              $ 68,822,917  $ 56,984,202


Reconciliation of net income to net
  cash provided from operating
  activities
  Net income                 $  2,820,090  $  2,848,348
  Adjustments
    Depreciation and
      amortization                307,928       241,113
    Deferred income tax               -             -
    Provision for loan losses         -             -
    Security discount accretion,
      net of premium amortization (50,646)      (34,900)
    (Gain) loss on disposition
       of assets                    8,343       (13,932)
    Decrease (increase) in accrued
      interest receivable and
      other assets               (301,856)     (113,960)
    Increase (decrease) in accrued
      interest payable and
      other liabilities          (181,503)      (26,202)
                             $  2,602,356  $  2,900,467


Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Notes to Financial Statements


1.	Basis of Presentation

          The accompanying unaudited consolidated
financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments considered necessary for a fair presentation have been made. These adjustments are of a normal recurring nature. Results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the audited consolidated financial statements and related footnotes for the Registrant's fiscal period ended December 31, 2001.

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

2.	Comprehensive Income

          Comprehensive income consists of:

                              Six months ended June 30,
                              2002            2001

Net income                  $  2,820,090    $  2,848,348
Unrealized gain (loss) on
 investment securities
 available for sale, net of
 income taxes                     34,052         (35,381)
Comprehensive income        $  2,854,142    $  2,812,967



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

	Calvin B. Taylor Banking Company of Berlin, Maryland (the "Maryland bank") is a commercial bank that was established in 1890 and incorporated under the laws of the State of Maryland on December 17, 1907. This bank operates nine banking offices in Worcester County with the Bank's main office located in Berlin, Maryland. It is engaged in a general commercial and retail banking business serving individuals, businesses, and governmental units in Worcester County, Maryland and neighboring counties.

          Calvin B. Taylor Bank of Delaware (the "Delaware bank") was incorporated in the state of Delaware in 1997.
This one-branch bank opened late in the second quarter of 1998, offering the same services as the Maryland bank,.

Financial Condition

          Total assets of the Company increased $11.1 million from December 31, 2001 to June 30, 2002. Combined deposits and customer repurchase agreements increased $10.3 million during the same period. During the first quarter of the year, the banks typically experience a decline in deposits since business customers are using their deposits to meet cash flow needs. Generally, this situation reverses late in the second quarter of the year as the banks receive loan repayments from seasonal business customers, and deposits from summer residents and tourists. During this year-to-date, this traditional pattern has not applied. Management believes that adverse conditions in the stock markets have contributed to an unusually large increase in deposits throughout the first half of 2002.

          During the first six months of 2002, the banks' loan portfolios have increased $6.1 million. Funding for these loans was provided by the deposit influx which has occurred over the past three quarters. This increase in loans does not negatively impact the Company's ability to meet liquidity demands.

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
as a percentage of gross loans range from approximately 1.00%
to 1.35%.   Based on review of the consolidated loan
portfolio, the Company determined that an allowance of 1.24% of gross loans was adequate as of June 30, 2002. At December 31, 2001, the allowance was 1.30% of gross loans. At June 30, 2002, there were no non-accruing loans. Loans delinquent ninety days or more totaled $207,331 or .12% of the portfolio.

Liquidity

          The company's major sources of liquidity are loan repayments, maturities of short-term investments including federal funds sold, and increases in core deposits. Throughout the first quarter of the year, when the banks typically experience a decline in deposits, federal funds sold and investment securities are primary sources of liquidity. During the second quarter of the year, additional sources of liquidity become more readily available as business borrowers start repaying loans, and the banks receive seasonal deposits. Throughout the second and third quarters the banks maintain a high liquidity level. Funds from seasonal deposits are generally invested in short-term U.S. Treasury Bills and overnight federal funds. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 57.28% for the second quarter of 2002 compared to 58.36% for the first quarter of 2002 and 48.05% for the second quarter of 2001. This increase in liquidity is primarily due to the rapid growth in deposits which has not been accompanied by a corresponding increase in demand for loans.

Results of Operations

          Net income for the three months ended June 30, 2002, was $1,540,177 or $.47 per share, compared to $1,491,492 or $.46 per share for the first quarter of 2001. This represents an increase of $48,685 or 3.26% from the prior year. Year to date net income has decreased $28,258 or $.01 per share from $2,848,348 or $.88 per share in 2001 to $2,820,090 or $.87 per share in 2002. The key components of net income are discussed in the following paragraphs.

          Net interest income increased $125,443 in the first six months of 2002 as compared to the first six months of 2001. This increase is attributable to a higher volume of earning assets. The Company's net interest income is one of the most important factors in evaluating its financial performance. Management uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease one hundred basis points, and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience a decrease of less than five percent in net interest income. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans or deposits.

          No provision for loan losses was made in the first half of 2002 or 2001. Net charge-offs during the second quarter of 2002 and the year-to-date were $20,920 and $28,295, respectively.

	Personnel expenses are higher for the six months ended June 30, 2002 compared to the same period in 2001 due to general increases in salaries and increased cost of group insurance. The banks employed 102 full time equivalent employees as of June 30, 2002, a decrease of four employees from June 30, 2001. The Maryland bank hires seasonal employees during the summer. The Company has no employees other than those hired by the banks.

          The Company's occupancy expense increased $19.6 thousand from first half 2001 to 2002. This is due to the amortization of prepaid property taxes which began in mid-2001, netted against reductions in repairs and maintenance costs due to improved classification of equipment repairs.
In the same six month period, furniture and equipment expense
decreased by $13.4 thousand.   Increases in depreciation and
repairs and maintenance costs were offset by improved classification of software maintenance contracts from furniture and equipment to other operating expense. Also, in 2001 the company paid two years' personal property taxes due to the timing of municipal billings. As a result of upgrades to the Company's computer systems made throughout 2001, depreciation and hardware and software maintenance costs have increased, as expected.

	Other operating expenses are $119.7 thousand higher in the first half of 2002 versus the first half of 2001. Telephone expense has increased $38.8 thousand due to internet and network demands, and correspondent bank fees are $49.8 thousand higher as a result of low interest rates generating less earning credit to offset fees. Software maintenance contract costs contribute $48.7 thousand of this increase due to improved classification as other operating expense versus furniture and equipment expense.

	Income taxes are higher on lower pre-tax income due to an increase in the Company's effective tax rate. This is the result of tax-favored income becoming a smaller percentage of total revenues.

Plans of Operation

          The banks conduct general commercial banking businesses in their service areas, of Worcester County, Maryland and Sussex County, Delaware, emphasizing the banking needs of individuals and small- to medium-sized businesses and professional concerns. The banks offer a full range of federally insured deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types ranging from daily money market accounts to longer-term certificates of deposit.

          The Company, through its banks, offers a full range of short- to medium-term commercial and personal loans, and originates mortgage loans, including real estate construction and acquisition loans. The banks have the intent and the ability to hold loans that they originate in their portfolios.

          Other bank services include cash management services, safe deposit boxes, travelers' checks, direct deposit of payroll and social security checks, debit cards, and automatic drafts for various accounts. The Company is associated with the MAC/STAR network of automated teller machines that may be used by customers throughout Maryland, Delaware and other regions. The Company offers credit card services through a correspondent bank.

	The banks have submitted applications to their primary regulators, State of Maryland Division of Financial
Regulation and Delaware State Bank Commissioner, and to the Federal Deposit Insurance Corporation, to combine by merger and branch acquisition into one commercial bank effective at the close of business on September 26, 2002. The resultant bank will be Calvin B. Taylor Banking Company of Berlin, Maryland. Calvin B. Taylor Bank of Delaware will cease to exist, and the location that has served as its main office and its only branch will continue to serve customers as a branch of the Maryland bank. Service, hours and staff will not change significantly at the Delaware location as a result of this transaction. Convenience will increase for customers of the Delaware bank due to availability of certain additional services, such as Internet banking, which will be offered to Delaware-based customers after the merger.
Because the banks are both 100% owned by the Company, this transaction will be recorded as a pooling of interests. No assets, liabilities or equity accounts will transfer to the resultant bank at other than their book value immediately prior to combination. The boards of directors of each bank and of the Company, as sole shareholder of the banks, have approved this merger and branch acquisition.

Capital Resources and Adequacy

          Total stockholders' equity increased $910,142 from December 31, 2001 to June 30, 2002. This increase is attributable to the comprehensive income of $2,854,142 recorded during the period, as detailed in Note 2 of the Notes to Financial Statements, reduced by payment of a cash dividend of $1,944,000.

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

          Tier one risk-based capital ratios of the Company as of June 30, 2002 and 2001 were 36.26% and 35.80%, respectively. Both are substantially in excess of regulatory minimum requirements.

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

          At June 30, 2002 the Company's interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 20.12%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. Both banks have classified their demand mortgage and commercial loans as immediately repricing. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.


Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Part II. Other Information


Item 1       Legal Proceedings
                 Not applicable

Item 2       Changes in Securities and Use of Proceeds
                 Not applicable

Item 3       Defaults Upon Senior Securities
                 Not applicable

Item 4       Submission of Matters to a Vote of
             Security Holders
                 The Company held its annual meeting on
             May 8, 2002, during which the items detailed in the proxy statement dated March 15, 2002, were approved. This includes the reelection of the Board of Directors.

Item 5       Other information
                 Not applicable.

Item 6       Exhibits and Reports on Form 8-K
             a)   Exhibits
                  2.  Proxy Statement dated March 15, 2002,
                      is incorporated by reference.

             b)   Reports on Form 8-K
                  There were no reports on Form 8-K filed for the quarter ended June 30, 2002.












                        SIGNATURES

	Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            Calvin B. Taylor Bankshares, Inc.




Date: August 8, 2002	     By: /s/ Reese F. Cropper, Jr.
                             Reese F. Cropper, Jr.,
                             Chairman & Chief Executive Officer


Date: August 8, 2002	     By: /s/ Jennifer G. Hawkins
                             Jennifer G. Hawkins
                             Treasurer



           Certification of Principal Executive Officer
                and Principal Financial Officer
                  Pursuant to 18 U.S.C. 1350
        (Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended June 30, 2002 of the Registrant (the "Report"):

(1)	The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of
1934, as amended; and

(2)	The information contained in the Report fairly
presents, in all material respects, the financial condition and results of operations of the Registrant.




                             Calvin B. Taylor Bankshares, Inc.




Date: August 8, 2002         By: /s/ Reese F. Cropper, Jr.
                             Reese F. Cropper, Jr.,
                             Chairman & Chief Executive Officer
                             (Principal Executive Officer)


Date: August 8, 2002         By: /s/ Jennifer G. Hawkins
                             Jennifer G. Hawkins
                             Treasurer
                             (Principal Financial Officer)