Form 10-Q
period 2002-09-30
TAYLOR CALVIN B BANKSHARES INC
filed 2002-11-13
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
	The registrant had 3,240,000 shares of common stock ($1.00 par) outstanding as of October 31, 2002.



Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Form 10-Q
Index


Part I  -	Financial Information
Page

Item 1     Consolidated Financial Statements
             Consolidated Balance Sheets                      3
             Consolidated Statements of Income                4-5
             Consolidated Statements of Cash Flows            6
             Notes to Financial Statements                    7

Item 2	Management's Discussion and Analysis of Financial
            Condition and Results of Operation                8-11

Item 3	Quantitative and Qualitative Disclosures About
            Market Risks                                      11

Part II -	Other Information
Item 1      Legal Proceedings                                 12
Item 2      Changes in Securities and Use of Proceeds         12
Item 3      Defaults Upon Senior Securities                   12
Item 4      Submission of Matters to a Vote of Security
            Holders                                           12
Item 5      Other Information                                 12
Item 6      Exhibits and Reports on Form 8-K                  12

Signatures                                                    13

Attachments:
  Certification of Principal Executive Officer and
   Principal Financial Officer (Section 906, Sarbanes-Oxley
   Act of 2002)                                               14
  Certification of Principal Executive Officer
   (Section 302, Sarbanes-Oxley Act of 2002)                  15
  Certification of Principal Financial Officer
   (Section 906, Sarbanes-Oxley Act of 2002)                  16



Calvin B. Taylor Bankshares, Inc. and Subsidiaries

Part I - Financial Information

Consolidated Statements of Condition

                                  (unaudited)
                                  September 30       December 31
                                     2002               2001
Assets
Cash and due from banks           $ 25,100,100       $ 18,397,266
Federal funds sold                  69,862,131         54,389,656
Interest-bearing deposits            1,079,205            879,000
Investment securities available
  for sale                           4,035,534          3,974,099
Investment securities held to
 maturity (approximate fair value
 of $113,632,600 and $85,604,100)  112,680,488         84,398,152
Loans, less allowance for credit
 losses of $2,170,466 and
 $2,195,922                        163,707,004        166,501,512
Premises and equipment               5,964,889          5,895,275
Accrued interest income              1,367,886          1,753,816
Deferred income taxes                   55,564            134,639
Other assets                           487,460            501,152
                                 $ 384,340,261      $ 336,824,567

Liabilities and Stockholders' Equity
Deposits
  Noninterest-bearing            $  76,799,536      $  60,508,663
  Interest-bearing                 241,397,646        213,640,518
                                   318,197,182        274,149,181
Securities sold under agreements
 to repurchase                       5,643,474          4,555,323
Accrued interest payable               326,360            529,348
Note payable                           203,205            215,702
Accrued income taxes                   156,798              2,298
Other liabilities                        2,499            130,145
                                   324,529,518        279,581,997
Stockholders' equity
  Common stock, par value $1 per
   share authorized 10,000,000
   shares, issued and outstanding
   3,240,000 shares                  3,240,000          3,240,000
  Additional paid in capital        17,290,000         17,290,000
  Retained earnings                 38,642,189         36,274,102
                                    59,172,189         56,804,102
  Net unrealized gain on securities
   available for sale                  638,554            438,468
                                    59,810,743         57,242,570
                                 $ 384,340,261      $ 336,824,567



Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

                                     For the three months ended
                                          September 30
                                    2002               2001
Interest and dividend revenue
  Loans, including fees           $  3,314,206       $  3,526,900
  U.S. Treasury and Agency securities  875,517            894,005
  State and municipal securities        50,190             74,748
  Federal funds sold                   297,203            490,283
  Deposits with banks                   10,996             11,622
  Equity securities                      5,143              6,314
    Total interest and dividend
     revenue                         4,553,255          5,003,872

Interest expense
  Deposit interest                     983,556          1,602,832
  Other                                 12,064             23,843
    Total interest expense             995,620          1,626,675

      Net interest income            3,557,635          3,377,197

Provision for credit losses                -                  -
      Net interest income after
       provision for credit losses   3,557,634          3,377,197

Other operating revenue
  Service charges on deposit accounts  251,430            199,001
  Miscellaneous revenue                130,279            131,250
    Total other operating revenue      381,709            330,251

Other expenses
  Salaries and employee benefits       844,671            856,231
  Occupancy                            115,349            128,106
  Furniture and equipment              143,871            155,494
  Other operating                      471,355            388,292
    Total other expenses             1,575,246          1,528,123

Income before income taxes           2,364,097          2,179,325
Income taxes                           872,100            778,413
Net income                        $  1,491,997       $  1,400,912

Basic earnings per share          $       0.46       $       0.43


Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

                                     For the nine months ended
                                          September 30
                                    2002              2001
Interest and dividend revenue
  Loans, including fees          $   9,954,324      $  10,725,442
  U.S. Treasury and Agency securities2,677,533          2,589,108
  State and municipal securities       173,349            261,696
  Federal funds sold                   686,935          1,103,534
  Deposits with banks                   31,935             35,670
  Equity securities                     27,249             25,786
    Total interest and dividend
     revenue                        13,551,325         14,741,236

Interest expense
  Deposit interest                   3,170,983          4,642,570
  Other                                 31,483             55,687
    Total interest expense           3,202,466          4,698,257

      Net interest income           10,348,859         10,042,979

Provision for credit losses                -                  -
  Net interest income after
    provision for credit losses     10,348,859         10,042,979

Other operating revenue
  Service charges on deposit accounts  723,877            608,122
  Miscellaneous revenue                362,833            374,577
    Total other operating revenue    1,086,710            982,699

Other expenses
  Salaries and employee benefits     2,567,502          2,508,625
  Occupancy                            339,675            332,793
  Furniture and equipment              420,676            445,651
  Other operating                    1,403,329          1,200,524
    Total other expenses             4,731,182          4,487,593

Income before income taxes           6,704,387          6,538,085
Income taxes                         2,392,300          2,288,825
Net income                       $   4,312,087       $  4,249,260

Basic earnings per share         $        1.33       $       1.31



Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

                                         For the nine months ended
                                              September 30
                                        2002              2001
Cash flows from operating activities
  Interest received               $  13,838,534     $  14,847,228
  Fees and commissions received         979,903         1,021,867
  Interest paid                      (3,405,454)       (4,641,398)
  Cash paid to suppliers and
    employees                        (4,311,990)       (4,276,194)
  Income taxes paid                  (2,235,847)       (2,335,511)
                                      4,865,146         4,615,992
Cash flows from investing activities
  Proceeds from maturities of
    investment securities            67,142,815        47,747,000
  Purchase of investment securities
    held to maturity                (95,108,703)      (57,333,426)
  Certificates of deposit purchased,
    net of redemptions                 (200,205)              -
  Purchases of premises, equipment,
    and intangibles                    (497,903)         (750,060)
  Loans made, net of principal
    collected                         2,794,505           705,280
  Proceeds from sales of equipment          -              17,000
                                    (25,869,491)       (9,614,206)

Cash flows from financing activities
  Net change in time deposits        (5,765,467)       14,054,954
  Net change in other deposits       49,813,468        24,546,091
  Net change in repurchase agreements 1,088,151         1,995,717
  Payment on mortgage obligation        (12,498)          (11,772)
  Dividend paid                      (1,944,000)              -
                                     43,179,654        40,584,990

Net increase (decrease) in cash      22,175,309        35,586,776
Cash and equivalents at beginning
  of period                          72,786,922        31,499,806
Cash and equivalents at end
  of period                       $  94,962,231     $  67,086,582



Reconciliation of net income to net
 cash provided from operating activities
  Net income                      $   4,312,087     $   4,249,260
  Adjustments
    Depreciation and amortization       469,571           380,284
    Deferred income tax                     -                 -
    Provision for loan losses               -                 -
    Security discount accretion,
     net of premium amortization        (98,721)         (107,873)
    (Gain) loss on disposition of assets  5,183           (13,933)
    Decrease (increase) in accrued
      interest receivable and other
      assets                            353,157           173,984
    Increase (decrease) in accrued
      interest payable and other
      liabilities                      (176,131)          (65,730)
                                   $   4,865,146     $   4,615,992


Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Notes to Financial Statements


1.	Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been made. These adjustments are of a normal recurring nature. Results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the audited consolidated financial statements and related footnotes for the Registrant's fiscal period ended December 31, 2001.

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

2.     Comprehensive Income

     Comprehensive income consists of:

                                     Nine months ended
                                       September 30,

                                    2002            2001

Net income                       $ 4,312,087      $ 4,249,260
Unrealized gain (loss) on
 investment securities available
 for sale, net of income taxes       200,086          (19,688)
Comprehensive income             $ 4,512,173      $ 4,229,572

3.     Loan commitments

     Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Outstanding loan commitments and letters of credit consist of:

                                 September 30,     December 31,
                                    2002              2001

Loan commitments                 $ 22,253,644      $ 15,096,247
Standby letters of credit        $  1,733,677      $  3,243,063


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

General

     Calvin B. Taylor Bankshares, Inc. (the "Company") was incorporated as a Maryland corporation on October 31, 1995. The Company owns all of the stock of Calvin B. Taylor Banking Company (the "Maryland Bank"), a commercial bank that was established in 1890 and incorporated under the laws of the State of Maryland on December 17, 1907. This bank operates nine banking offices in Worcester County, Maryland and one banking office in Ocean View, Delaware. The Bank's administrative office is located in Berlin, Maryland. The Maryland Bank is engaged in a general commercial and retail banking business serving individuals, businesses, and governmental units in Worcester County, Maryland, Ocean View, Delaware, and neighboring counties.

     Effective at the close of business on September 26, 2002, Calvin B. Taylor Bank of Delaware (the "Delaware Bank") was merged into the Maryland Bank. The Delaware Bank was incorporated in the state of Delaware in 1997 and opened its only branch in late second quarter of 1998. The location from which the Delaware Bank operated is now a branch of the Maryland Bank. No assets, accounts, or services were abandoned or sold as a result of the merger. Management believes that operating efficiency of the overall organization will improve as a result of the merger.

     The Company currently engages in no business other than owning and managing the Maryland Bank.

Financial Condition

     Total assets of the Company increased $47.5 million from December 31, 2001 to September 30, 2002. Combined deposits and customer repurchase agreements increased $45.1 million during the same period. During the first quarter of the year, the bank typically experiences a decline in deposits since business customers are using their deposits to meet cash flow needs. Generally, this situation reverses late in the second quarter of the year as the bank receives loan repayments from seasonal business customers, and deposits from summer residents and tourists. Late in the third quarter, seasonal deposits decline. Management believes that adverse conditions in the national stock markets, which were amplified by the terrorist attacks of September 11, 2001, are contributing to the sustained high level of deposits in the bank as of September 30, 2002.

     During the first nine months of 2002, the bank's loan
portfolio has decreased $2.8 million.   Low market rates have
triggered aggressive competition for low rate loans in the bank's lending area.

     The allowance for credit losses represents a reserve for
potential losses in the loan portfolio.  The adequacy of the allowance for credit losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention.  The determination of the reserve level rests upon management's judgment about factors affecting loan quality and anticipated changes in the composition and size of the portfolio, as well as assumptions about the economy.  Historically, the
Company has low loan charge-offs.  	The bank's target level for the
allowance as a percentage of gross loans is approximately 1.00% to
1.35%.   Based on a review of the consolidated loan portfolio, the
Company determined that an allowance of 1.31% of gross loans was adequate as of September 30, 2002. At December 31, 2001, the allowance was 1.30% of gross loans. At September 30, 2002, there were no nonaccruing loans. Loans delinquent ninety days or more and still accruing totaled $254,012 or .15% of the portfolio.

Liquidity

     The company's major sources of liquidity arise from loan repayments, short-term investments, including federal funds sold, and an increase in core deposits. Throughout the first quarter of the year, when the bank typically experiences a decline in deposits, federal funds sold and investment securities are primary sources of liquidity. During the second quarter of the year, additional sources of liquidity become more readily available as business borrowers start repaying loans, and the bank receives seasonal deposits. Throughout the second and third quarters the bank maintains a high liquidity level.

     Funds from seasonal deposits are generally invested in short-term U.S. Treasury Bills and overnight federal funds. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 63.94% for the third quarter of 2002 as compared to 57.28% for the second quarter of 2002 and 56.66% for the third quarter of 2001.

Results of Operations

     Net income for the three months ended September 30, 2002, was $1,491,997 or $.46 per share, compared to $1,400,912 or $.43 per share for the third quarter of 2001. This represents an increase of $91,085 or 6.50% from the prior year. Year to date net income increased $62,827 or $.02 per share from $4,249,260 or $1.31 per share in 2001 to $4,312,087 or $1.33 per share in 2002.
Significant reasons for the year to date increase in net income are increased net interest income and non-interest income, offset in part by increased operating expenses.

     Net interest income increased $305,880 in the first nine months of 2002 as compared to the first nine months of 2001. Net interest income increased $180,437 in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This increase, both year-to-date and for the most recent quarter, is attributable to rate reductions on interest-bearing deposits, which offset loan rate reductions. The Company's net interest income is one of the most important factors in evaluating its financial performance. Management uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease one hundred basis points, and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience a decrease of less than six percent in net interest income. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans or deposits.

     No provision for loan losses was made in the first three quarters of 2002 or 2001. Net charge-offs during the third quarter of 2002, and the year-to-date, were ($2,839) and $25,456, respectively. Net charge-offs during the third quarter of 2001, and the year-to-date, were $10,143 and $15,623, respectively.

     Other operating revenue, including service charges on deposit accounts, increased $51 thousand from third quarter 2001 to third quarter 2002. For the year to date, other operating revenue has increased $104 thousand from 2001 to 2002. Revenue increases are primarily due to deposit services charges assessed against a larger deposit base and fee increases placed in effect in May 2002.

     Personnel expenses are higher for the nine months ended September 30, 2002 compared to the same period in 2001 due to general increases in salaries as well as increased health care costs. The bank, which hires seasonal employees during the summer, employed 95 full time equivalent employees as of September 30, 2002. The Company has no employees other than those hired by the bank.

     The Company's occupancy expense increased $7 thousand from first three quarters of 2001 to 2002. In 2001, the banks changed their accounting for real property taxes from cash basis to amortizing the cost throughout the year.

     Furniture and equipment expense decreased $25 thousand from the first three quarters of 2001 to 2002. A significant cause of this decrease is the reclassification of software maintenance contract costs from furniture and equipment expense to other operating expense. The Company replaced its core processing system in the fourth quarter of 2001 and is experiencing the expected increases in related depreciation, maintenance costs, and software amortization expense. Prior to the installation of the new processing system, improved data storage, networking, and Internet banking systems were installed. These, too, have caused an increase in related costs.


Plans of Operation

     The bank conducts general commercial banking businesses in their service areas, of Worcester County, Maryland and Sussex County, Delaware, while also emphasizing the banking needs of individuals and small- to medium-sized businesses and professional concerns. The banks offer a full range of federally insured deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types ranging from daily money market accounts to longer-term certificates of deposit.

     The Company, through the bank, offers a full range of short- to medium-term commercial and personal loans, and originates mortgage loans, including real estate construction and acquisition loans. The bank has the intent and the ability to hold loans that they originate in their portfolios.

     Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, debit cards, and automatic drafts for various accounts. The Company is associated with the STAR network of automated teller machines that may be used by customers throughout Maryland, Delaware and other regions. The Company offers credit card services through a correspondent bank.


Capital Resources and Adequacy

     Total stockholders' equity increased $2,568,173 from December 31, 2001 to September 30, 2002. This increase is attributable to the comprehensive income recorded during the period, as detailed in
Note 2 of the Notes to Financial Statements, reduced by a special cash dividend of $1,944,000 or $.60 per share paid in February 2002.

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

     Tier one risk-based capital ratios of the Company as of September 30, 2002 and 2001 were 38.57% and 32.31%, respectively.
Both are substantially in excess of regulatory minimum requirements.


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

     At September 30, 2002, the Company's interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 17.36%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. Both banks have classified their demand mortgage and commercial loans as immediately repricing. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.






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

Item 5     Other information
             Not applicable.

Item 6     Exhibits and Reports on Form 8-K
           a)  Exhibits
             2. Proxy Statement dated March 15, 2002, is incorporated by reference.
           b)  Reports on Form 8-K
                 There were no reports on Form 8-K filed for the quarter ended September 30, 2002.







SIGNATURES

	Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



		Calvin B. Taylor Bankshares, Inc.




Date: _________________	By:    /s/  Reese F. Cropper, Jr.
                           Reese F. Cropper, Jr.,
                           Chairman & Chief Executive Officer


Date: _________________	By:    /s/  Jennifer G. Hawkins
                           Jennifer G. Hawkins
                           Treasurer



Certification of Principal Executive Officer and Principal
Financial Officer
Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2002 of the Registrant (the "Report"):

(1)	The Report fully complies with the requirements of Section 13(a)
or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



		Calvin B. Taylor Bankshares, Inc.




Date: _________________	By:    /s/  Reese F. Cropper, Jr.
                           Reese F. Cropper, Jr.,
                           Chairman & Chief Executive Officer


Date: _________________	By:    /s/  Jennifer G. Hawkins
                           Jennifer G. Hawkins
                           Treasurer



Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Reese F. Cropper, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Calvin B. Taylor Bankshares, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and
c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                 Calvin B. Taylor Bankshares, Inc.


Date: _________________	         By:    /s/  Reese F. Cropper, Jr.
                                      Reese F. Cropper, Jr.
                                      Chairman & Chief Executive Officer
                                      (Principal Executive Officer)

Certification of Principal Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jennifer G. Hawkins, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Calvin B. Taylor Bankshares, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and
c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                Calvin B. Taylor Bankshares, Inc.


Date: _________________	        By:    /s/  Jennifer G. Hawkins
                                     Jennifer G. Hawkins
                                     Treasurer
                                     (Principal Financial Officer)