Form 10-K
period 2002-12-31
TAYLOR CALVIN B BANKSHARES INC
filed 2003-03-27
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File No. 000-50047

CALVIN B. TAYLOR BANKSHARES, INC.
(Exact name of registrant as specified in its Charter)

Maryland   (State of incorporation or organization)
52-1948274 (I.R.S. Employer Identification No.)

24 North Main Street, Berlin, Maryland        21811
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:  (410) 641-1700

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant on December 31, 2002, was $109,044,154. This calculation is based upon estimation by the Company's Board of Directors of fair market value of the Common Stock of $38.00 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

On February 28, 2003, 3,240,000 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Company's Proxy Statement for Annual Meeting of Shareholders to be held on May 7, 2003, is incorporated by reference in this Form
10-K in Part III, Item 10, Item 11, Item 12, and Item 13.



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

PART I

Item 1. Description of Business

General

   Calvin B. Taylor Bankshares, Inc. (the "Company") was incorporated as a Maryland corporation on October 31, 1995. The Company owns all of the stock of Calvin B. Taylor Banking Company of Berlin, Maryland (the "Bank"). The Bank is a commercial bank incorporated under the laws of the State of Maryland on December 17, 1907, which operates nine banking offices in Worcester County, Maryland and one banking office in Ocean View, Delaware. The Bank's main office is located in Berlin, Maryland. It is engaged in a general commercial and retail banking business serving individuals, businesses, and governmental units in Worcester County, Maryland, Sussex County, Delaware, and neighboring counties.

   The Company's holding company structure can assist the bank in maintaining its required capital ratios because the Company may, subject to compliance with debt guidelines implemented by the Board of Governors of the Federal Reserve System (the "Board of Governors" or the "Federal Reserve"), borrow money and contribute the proceeds to the bank as primary capital. The holding company structure also permits greater flexibility in issuing stock for cash, property, or services and in reorganization transactions. Moreover, subject to certain regulatory limitations, a holding company can purchase shares of its own stock, which the bank may not do without regulatory approval. A holding company may also engage in certain non-banking activities which the Board of Governors has deemed to be closely related to banking and proper incidents to the business of a bank holding company. These activities include making or servicing loans and certain types of leases; performing certain data processing services; acting as a fiduciary or investment or financial advisor; acting as a management consultant for other depository institutions; providing courier, appraisal, and consumer financial counseling services; providing tax planning and preparation services; providing check guaranty and collection agency services; engaging in limited real estate investment activities; underwriting, brokering, and selling credit life and disability insurance; engaging in certain other limited insurance activities; providing discount brokerage services; underwriting and dealing in certain government obligations and money market instruments and providing portfolio investment advice; acting as a futures commission merchant with respect to certain financial instrument transactions; providing foreign exchange advisory and transactional services; making investments in certain corporations for projects designed primarily to promote community welfare; and owning and operating certain healthy savings and loan associations. Although the Company has no present intention of engaging in any of these services, if circumstances should lead the Company's management to believe that there is a need for these services in the bank's marketing areas and that such activities could be profitably conducted, the management of the Company would have the flexibility of commencing these activities upon filing notice thereof with the Board of Governors.

Location and Service Area

   The Company conducts general commercial banking in its primary service areas, emphasizing the banking needs of individuals and small- to medium-sized businesses and professional concerns. The Bank operates from nine branches located throughout Worcester County, Maryland and one branch located in Sussex County, Delaware. The Bank draws most of its customer deposits and conducts most of its lending transactions from within its primary service area, which encompasses Worcester County, Maryland, Sussex County, Delaware and neighboring counties.

   Both Sussex County, Delaware and Worcester County, Maryland are located along the shores of the Atlantic Ocean and have experienced population growth in recent years. The area is growing as both a resort and a retirement community.

   The principal components of the economy of the counties are tourism and agriculture. Berlin has a strong component of health-care related businesses. The tourist businesses of Ocean City, Maryland and Bethany, Delaware and the health-care facilities in Berlin, Maryland (including Berlin Nursing Home and Atlantic General Hospital) are the largest employers in the counties. The largest industrial employers are Perdue Farms and Tyson Foods.

Banking Services

   The Bank offers a full range of deposit services including checking, NOW, Money Market, and savings accounts, and other time deposits including certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market areas at rates competitive to those offered in the area. In addition, the Bank offers certain retirement account services, such as Individual Retirements Accounts ("IRAs"). All deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount allowed by law (generally, $100,000 per depositor subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

   The Company, through the Bank, also offers a full range of
short- to medium-term commercial and personal loans.   Commercial
loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Company originates commercial and residential mortgage loans and real estate construction and acquisition loans. These lending activities are subject to a variety of lending limits imposed by state and federal law. The Bank may not make any loans to any director or officer except for commercial loans to directors who are not officers or employees) unless the Board of Directors of the Bank approves the loans. The Board of Directors must review any such loans every six months.

   Other bank services include cash management services, 24-hour ATM's, credit cards, debit cards, safe deposit boxes, travelers' checks, direct deposit of payroll and social security checks, and
automatic drafts for various accounts.    The Bank offers bank-by-
phone and Internet banking services, including electronic bill-payment, to both commercial and retail customers.

Competition

   The Company faces strong competition in all areas of its operations. The competition comes from entities operating in Worcester County, Maryland and Sussex County, Delaware and neighboring counties and includes branches of some of the largest banks in Maryland, Delaware, and Virginia. Its most direct competition for deposits historically has come from other commercial banks, savings banks, savings and loan associations, and credit unions operating in its service areas. The Bank also competes for deposits with money market mutual funds and corporate and government securities. The Bank competes for loans with the same banking entities, as well as mortgage banking companies and other institutional lenders. The competition for loans varies from time to time depending on certain factors. These factors include, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market, and other factors which are not readily predictable.

   The Bank employs traditional marketing media including local newspapers and radio, to attract new customers. Bank officers, directors and employees are active in numerous community organizations and participate in community-based events. These activities and referrals of satisfied customers result in new business.

Employees

   As of December 31, 2002, the Bank employed 94 full-time equivalent employees. The Company's operations are conducted through the Bank. Consequently, the Company does not have separate employees. None of the employees of the Bank are represented by any collective bargaining unit. The Bank considers its relations with its employees to be good.

SUPERVISION AND REGULATION

   The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following is a brief summary of certain statutes, rules, and regulations affecting the Company and the Bank. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), numerous additional regulatory requirements have been placed on the banking industry, and additional changes have been proposed. Legislative changes and the policies of various regulatory authorities may affect the operations of the Company and the Bank and those effects may be material. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic controls, or new federal or state legislation may have in the future.

Gramm-Leach-Bliley Act

   On November 12, 1999, the Gramm-Leach-Bliley Act was signed into law. Among other things, the Act repeals the restriction, contained in the Glass-Steagall Act, on banks affiliating with securities firms. The Act permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities. The Act is intended to grant certain powers to community banks that larger institutions have accumulated on an ad hoc basis. The Act may have the result of increasing competition that the Company and the Bank face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on the Company and the Bank.

The Company

   Because it owns the outstanding common stock of the bank, the Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956 (the "BHCA"). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the Bank's activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its Subsidiary, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing and controlling banks as to be a proper incident thereto.

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

The Bank

   General. The Bank operates as a state nonmember banking association incorporated under the laws of the State of Maryland.
It is subject to examination by the FDIC and the state department of banking regulation for each state in which is has a branch. Deposits in the Bank are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The States and FDIC regulate or monitor all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The FDIC requires the Bank to maintain certain capital ratios and imposes limitations on the Bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The Bank is required by the FDIC to prepare quarterly reports on the Bank's financial condition.

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

   Transactions With Affiliates and Insiders. The Bank is subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investment in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank's capital and surplus and, as to all affiliates combined, to 20% of the Bank's capital and surplus. In addition, each covered transaction must meet specific collateral requirements. The Bank is also subject to Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

   Community Reinvestment Act. The Community Reinvestment Act requires that each insured depository institution shall be evaluated by its primary federal regulator with respect to its record in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria would impose additional requirements and limitations on the Bank. The Bank received a satisfactory rating in its most recent evaluation.

   Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state and federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed, or other prohibited bases in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank are also subject to the Right to Financial Privacy Act which imposes a duty to maintain confidentiality of customers' financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act as implemented by the Federal Reserve Board's Regulation E which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Deposit Insurance

   The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds are maintained for commercial banks (BIF) and thrifts
(SAIF), with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Under this system, until mid-1995 depository institutions paid to BIF or SAIF from $0.23 to $0.31 per $100 of insured deposits depending on the capital levels and risk profile of the institution, as determined by its primary federal regulator on a semi-annual basis. When BIF reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually to a level of $.00 per $100 of insured deposits, with a minimum semiannual assessment of $1,000. In 1996, congress enacted the Deposit Insurance Funds Act of 1996, which eliminated this minimum
assessment.  	The BIF insurance assessment rate for the first
semiannual assessment period of 2003 is proposed to remain at $.00 to
$.27 per $100 in deposits.  	In addition to the amount paid for
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

   The Company's ability to pay any cash dividends to its shareholders in the future will depend primarily on the Bank's ability to pay dividends to the Company. In order to pay dividends to the Company, the Bank must comply with the requirements of all applicable laws and regulations. Under Maryland law, the Bank must pay a cash dividend only from the following, after providing for due or accrued expenses, losses, interest, and taxes: (i) its undivided profits, or (ii) with the prior approval of the Department of Financial Regulation, its surplus in excess of 100% of its required capital stock. Under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See "Capital Regulations" below. See Item 5 for a discussion of dividends paid by the Bank in the past three years.

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

   FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories for compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2002, the Company and the Bank were qualified as "well capitalized." For further discussions, see "Item 7. Management's Discussion and Analysis or Plan of Operation - Capital."

Recent Legislative Developments

   Periodically, the federal and state legislatures consider bills with respect to the regulation of financial institutions. Some of these proposals could significantly change the regulation of banks and the financial services industry. The Company cannot predict if such proposals will be adopted or the affect to the Company.


Item 2. Description of Property

   The Company has ten branch locations, all of which are owned by the Company or the Bank. The locations are described as follows:

Office
   Location                                         Square Footage
Main Office, Maryland
   24 North Main Street, Berlin, Maryland 21811           6,500
East Berlin Office
   10524 Old Ocean City Boulevard, Berlin, Maryland 21811 1,500
20th Street Office
   100 20th Street, Ocean City, Maryland 21842            3,100
Ocean Pines Office
   11003 Cathell Road, Berlin, Maryland 21811             2,420
Mid-Ocean City Office
   9105 Coastal Highway, Ocean City, Maryland 21842       1,984
North Ocean City Office
   14200 Coastal Highway, Ocean City, Maryland 21842      2,545
West Ocean City Office
   9923 Golf Course Road, Ocean City, Maryland 21842      2,496
Pocomoke Office
   2140 Old Snow Hill Road, Pocomoke, Maryland 21851      2,624
Snow Hill Office
   108 West Market Street, Snow Hill, Maryland 21863      3,773
Ocean View, Delaware Office
   50 Atlantic Avenue, Ocean View, Delaware 19970         4,900

   The Berlin office is the centralized location for the Company and the Bank; that is to say that all proof and bookkeeping is performed there. Each branch has a manager that also serves as its loan officer, with exception of the East Berlin office, which does not have a loan officer. All offices participate in normal day-to-day banking operations. The Company operates automated teller machines in all branches except the East Berlin office, and at one non-branch location in a local hospital.

Item 3. Legal Proceedings

   There are no material pending legal proceedings to which the Company or the Bank or any of their properties are subject.

Item 4. Submission of Matters to a Vote of Security  Holders

   There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

   The Company's Articles of Incorporation, as amended, authorize it to issue up to 10,000,000 shares of common stock.

   As of February 28, 2003, there were approximately 996 holders of record of the common stock and 3,240,000 shares of Common Stock issued and outstanding. There is no established public trading market in the stock, and there is no likelihood that a trading market will develop in the near future. Transactions in the common stock are infrequent and are negotiated privately between the persons involved in those transactions.

   All outstanding shares of common stock of the Company are entitled to share equally in dividends from funds legally available, when, as, and if declared by the Board of Directors.
The Company paid dividends of $1.00 per share in 2002, $.37 per share in 2001 and $.61 per share in 2000. Included are special cash dividends of $.60 per share in 2002 and $.25 per share in 2000, which are not expected to be an annual event. Per share data for 2000 is restated to give retroactive effect to the 2000 stock split effected in the form of a 100% stock dividend.


Item 6. Selected Financial Data
   The following table presents selected financial data for the five years ended December 31, 2002. Prior period per share data is restated to reflect 100% stock dividends paid in 1998 and 2000.

                              2002     2001     2000     1999     1998
                         (Dollars in thousands, except for per share data)
At Year End
Total assets              $369,243 $336,825 $289,048 $288,921 $277,463
Total deposits            $301,495 $274,149 $231,926 $238,726 $230,618
Total loans, net of
 unearned income and
 allowance for loan
 losses                   $161,825 $166,502 $168,571 $152,001 $139,737
Total stockholders' equity $60,015  $57,243  $53,085  $49,220  $46,343

For the Year
Net interest income        $13,741  $13,297  $13,580  $12,221  $11,554
Net income                  $5,754   $5,414   $5,625   $5,020   $4,697

Per share data
Book value                  $18.52   $17.67   $16.38   $15.19   $14.31
Net income                  $ 1.78   $ 1.67   $ 1.74   $ 1.55   $ 1.45
Cash dividends declared     $ 1.00   $  .37   $  .61   $  .60   $  .33

Item 7. Management's Discussion and Analysis or Plan of Operation

BUSINESS OF THE COMPANY

   Calvin B. Taylor Bankshares, Inc. (the "Company") is a bank holding company that was incorporated in the State of Maryland on October 31, 1995. Calvin B. Taylor Banking Company (the " Bank"), which commenced operation in 1890, was incorporated under the laws of the State of Maryland on December 17, 1907 and is a state nonmember bank under the laws of the State of Maryland. The Bank is engaged in a general commercial banking business, emphasizing in its marketing the Company's local management and ownership, from its main office and branches located in its primary service area of Worcester County, Maryland and Sussex County, Delaware, and neighboring counties. The Bank offers a full range of deposit services, including checking accounts, NOW, Money Market, and savings accounts and other time deposits, including certificates of deposit. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts. The Bank also offers a full range of short- to medium-term commercial and personal loans. The Bank originates fixed rate mortgage loans and real estate construction and acquisition loans. These loans generally have a demand feature. Other bank services include cash management services, safe deposit boxes, travelers' checks, direct deposit of payroll and social security checks, debit cards, and automatic drafts for various accounts. The Bank also offers bank-by-phone and Internet banking services, including electronic bill payment.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein.

Overview

   Consolidated income of the Company is derived primarily from operations of the banks. The 2002 net income was $5,753,916, compared to $5,414,404 for 2001, and $5,624,558 for 2000. The
Company had a return on average equity of 9.83% and return on average assets of 1.65% for 2002, compared to returns on average equity of 9.54% and 10.84%, and returns on average assets of 1.75% and 1.94%, for 2001 and 2000, respectively.



Results of Operations

   The Company reported net income of $5,753,916, or $1.78 per share, for the year ended December 31, 2002, which was an increase of $339,512, or 6.27%, from the net income of $5,414,404, or $1.67 per share, for the year ended December 31, 2001. Primarily responsible for this increase was the increase in net interest income and a gain on sale of real estate. Net interest income increased $444,322, or 3.34%, to $13,741,288 in 2002, from
$13,296,966 in 2001. This increase was the result of a decrease in interest revenue of $1,766,469, which was exceeded, by the decrease in interest expense of $2,210,791. Average interest-earning assets of $325,721,244 yielded 5.56%, while average interest-bearing liabilities of $225,183,449 paid 1.79% for an overall net interest spread of 3.76%. A $267,844 gain on the sale of unimproved real estate in Ocean View, Delaware contributed $164,403 net of tax, to net income.

   The Company's net income of $5,414,404, or $1.67 per share, for the year ended December 31, 2001, was a decrease of $210,154, or 3.74%, from the net income of $5,624,558, or $1.74 per share, for the year ended December 31, 2000. Primarily responsible for this decrease was the decline in net interest income and increased
personnel costs.   Net interest income decreased $283,039, or
2.08%, to $13,296,966 in 2001, from $13,580,005 in 2000.  This decrease was the result of a lower net interest spread between the rates on interest-earning assets and interest-bearing liabilities.
 Interest expense increased $388,357 while interest income increased by $105,318. The yield on interest-earning assets decreased to 6.91% in 2001, from 7.39% in 2000, while the combined yield on interest-bearing deposits and borrowed funds increased from 3.06% to 3.19% for the same periods.

   Noninterest income and noninterest expense increased by
33.04% and 4.40%, respectively, during 2002 compared to 2001. Included in noninterest income for 2002 is a $267,844 gain on the sale of an unimproved property in Ocean View, Delaware. Without that gain, the increase in noninterest income from 2001 to 2002
would be 12.44%.   Noninterest income and noninterest expense
increased by 17.83% and 5.45%, respectively, during 2001 compared to 2000.

   The Company reported net income of $1,441,829 or $.45 per share, for the quarter ended December 31, 2002, which was an increase of $276,658, or 23.75%, from the net income of $1,165,144, or $.36 per share, for the quarter ended December 31, 2001. Primarily responsible was the increase in quarterly net interest income to $3,392,428 in fourth quarter 2002 from $3,253,986 in fourth quarter 2001. Management attributes this $138,442 or 4.25% increase in net interest income to the Company's focus on maintaining a profitable net interest spread. Throughout 2002, Management responded to market conditions by lowering deposit rates, while attempting to control rate reductions in the loan portfolio. Increased volume of federal funds sold and investment securities also contributed to the increase in net income.

   The Company's net income of $1,165,144 or $.36 per share, for the quarter ended December 31, 2001, was a decrease of $273,045, or 18.99%, from the net income of $1,438,189, or $.44 per share, for the quarter ended December 31, 2000. Primarily responsible was the decrease in quarterly net interest income from $3,532,645 in fourth quarter 2000 to $3,253,986 in fourth quarter 2001. Management attributes this $278,659 or 7.89% decline in net interest income to several factors related to the national economic environment. Decreased yields on federal funds sold and investment securities, coupled with the banks' loan rate reductions caused interest income to lag by $255,829 or 5.06% behind the comparable quarter last year. Throughout the year, the banks' lowered the rate they pay on time deposits. In mid-fourth quarter, they lowered rates on interest-bearing checking and savings deposits.

Net Interest Income

   The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balance of interest-earning assets and funding sources and the various rate spreads between the interest-
earning assets and the Company's funding sources.   Changes in net
interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities. The volume of interest-earning assets and interest-bearing liabilities is affected by the ability to manage the earning-asset portfolio, which includes loans, and the availability of particular sources of funds, such as noninterest bearing deposits.

   The key performance measure for net interest income is the "net margin on interest-earning assets," or net interest income divided by average interest-earning assets. The Company's net interest margin for 2002 was 4.32% compared to 4.74% for 2001 and 5.21% for 2000. Because most of the Bank's loans are written with a demand feature, the income of the Bank should not change dramatically as interest rates change. Management of the Company expects to maintain the net margin on interest-earning assets. The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although such expectations are based on management's judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management's expectations cannot be assured.

                              Average Balances, Interest, and Yields
                                   (Dollars stated in thousands)

                For the Year Ended         For the Year Ended         For the Year Ended
                December 31, 2002          December 31, 2001          December 31, 2000
                Average                    Average                    Average
                Balance   Interest Yield   Balance   Interest Yield   Balance   Interest  Yield
Assets
 Federal funds
  sold          $ 57,005  $  923    1.62%  $ 41,265  $1,413   3.42%   $ 27,035  $1,716    6.35%
Interest-bearing
deposits           1,504      42    2.77%       803      46   5.77%        833      46    5.53%
Investment securities:
 U. S. Treasury  74,482   2,806     3.77%    47,478   2,577   5.43%     52,382   3,009    5.74%
 U. S. Government
  Agency         18,231     802     4.40%    18,180   1,121   6.17%     14,102     924    6.55%
 State and
  municipal       7,697     337     4.38%     8,773     493   5.62%     11,045     601    5.44%
 Other            1,508      62     4.08%     1,508      49   3.26%      1,466      35    2.38%
  Total investment
  securities    101,918   4,007     3.93%    75,939   4,240   5.58%     78,995   4,569    5.78%
Loans:
 Commercial      15,022   1,197     7.97%    15,722   1,330   8.46%     16,670   1,372    8.23%
 Mortgage       148,399  11,545     7.78%   151,521  12,398   8.18%    142,159  11,666    8.21%
 Consumer         4,054     387     9.54%     5,061     475   9.38%      5,059     491    9.72%
  Total loans   167,475  13,129     7.84%   172,304  14,203   8.24%    163,888  13,529    8.26%
Allowance for loan
 losses           2,182                       2,188                      2,091
  Total loans, net
   of allowance 165,293  13,129     7.94%   170,116  14,203   8.35%    161,797  13,529    8.36%
Total interest-
 earning assets 325,721  18,101     5.56%   288,123  19,902   6.91%    268,660  19,860    7.39%
Noninterest-bearing
cash             15,400                      13,437                     12,658
Premises and
 equipment        5,904                       5,800                      5,774
Other assets      2,171                       2,137                      2,155
   Total assets$349,195 $18,101            $309,497 $19,902           $289,247 $19,860

Interest-bearing
 deposits
 Savings and NOW$90,124 $   776     0.86%  $ 76,033 $ 1,409   1.85%   $ 82,093 $ 1,531    1.86%
 Money market    46,890     581     1.24%    35,804     864   2.41%     38,001     946    2.49%
 Other time      83,008   2,641     3.18%    79,894   3,900   4.88%     69,456   3,345    4.82%
Total interest-
 bearing
 deposits       220,022   3,997     1.82%   191,731   6,173   3.22%    189,550   5,822    3.07%
Securities sold
 under agreements
 to repurchase    4,955      28     0.57%     4,126      62   1.50%      1,610      24    1.45%
Borrowed funds      207      12     6.04%       223      13   6.03%        239      14    6.02%
Total interest-bearing
liabilities     255,184   4,038     1.79%   196,080   6,248   3.19%    191,399   5,860    3.06%
Noninterest-bearing
deposits         64,916                      55,879                     45,144
                290,100   4,038     1.39%   251,959   6,248   2.48%    236,544   5,860    2.48%
Other liabilities   536                         759                        841
Stockholders'
 equity          58,559                      56,779                     51,863
 Total liabilities
  and stockholders'
  equity       $349,195  $4,038            $309,497  $6,248           $289,247  $5,860


Net interest spread                 3.76%                     3.72%                       4.33%
Net interest income     $14.063                     $13,654                     $14,000
Net margin on interest-
earning assets                      4.32%                     4.74%                       5.21%

Dividends and interest on tax-exempt securities and loans are reported on fully taxable equivalent basis.

                                  Analysis of Changes in Net Interest Income
                                        (Dollars stated in thousands)

                Year ended December 31,    Year ended December 31,    Year ended December 31,
                2002 compared with 2001    2001 compared with 2000    2000 compared with 1999
                    variance due to            variance due to            variance due to

                Total     Rate   Volume    Total     Rate   Volume    Total     Rate   Volume
Earning assets
Interest-bearing
 deposits         (5)     (45)        40      -         2      (2)     (14)        2     (16)
Federal funds
 sold           (490)  (1,029)       539    (303)  (1,207)    904      454       358      96
Investment
 securities:
 U. S. Treasury  229   (1,237)     1,466    (431)    (150)   (281)    (735)      209    (945)
 U. S. Government
  Agency        (319)    (322)         3     198      (69)    267      612        78     534
 State and
  municipals    (155)     (95)       (60)   (109)      15    (124)    (175)       17    (192)
 Other            12       12          -      14       13       1        9        (6)     15
Loans:
 Commercial     (133)     (74)       (59)    (43)      35     (78)      43        27      17
 Mortgage       (853)    (598)      (255)    733      (35)    768    1,367        28   1,339
 Consumer        (88)       7        (95)    (17)     (17)      -       11         8       3
  Total interest
   revenue    (1,802)  (3,381)     1,579      42   (1,413)  1,455    1,572       721     851

Interest-bearing
 liabilities
Savings and NOW (633)    (894)       261    (122)      (9)   (113)     120      (134)    254
Money market    (284)    (551)       267     (82)     (27)    (55)    (386)       76    (462)
Other time dep(1,260)  (1,412)       152     555       52     503      313       289      24
Other borrowed
 funds           (34)     (45)        11      37        1      36       34         7      27
  Total interest
   expense    (2,211)  (2,902)       691     388       17     371       81       238    (157)

Net interest income
                 409     (479)       888    (346)  (1,430)  1,084    1,491       483   1,008

Dividends and interest on tax-exempt securities and loans are reported on fully taxable equivalent basis. The variance that is both rate/volume related is reported with the rate variance.

Composition of Loan Portfolio

   Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $165,293,144, $170,116,213, and $161,796,946 during 2002, 2001, and 2000, respectively, which constituted 50.75%, 59.04%, and 60.22% of average interest-earning assets for the periods. The Company's loan to deposit ratio was 53.67%, 60.73%, and 72.68% at December 31, 2002, 2001, and 2000,
respectively. Average loans to average deposits were 58.01%, 68.70%, and 68.94% for the same periods. The decrease in the loan to deposit ratio over the periods presented is primarily attributable to dramatic increases in deposit volume.

   The Company extends loans primarily to customers located in and near Worcester County, Maryland and Sussex County, Delaware. There are no industry concentrations in the Company's loan portfolio. The Company does, however, have a substantial portion of its loans in real estate and performance will be influenced by the real estate market in the region.



   The following table sets forth the composition of the Company's loan portfolio as of December 31, 2002, 2001 and 2000, respectively.

                                         Composition of Loan Portfolio

                    December 31, 2002          December 31, 2001          December 31, 2000
                                 Percent                    Percent                    Percent
                    Amount       of total      Amount       of total      Amount       of total
Commercial          12,765,723    7.78%        15,341,122    9.09%        15,588,946    9.13%
Real estate        139,354,241   84.97%       146,258,549   86.70%       148,468,890   86.94%
Construction         8,447,354    5.15%         2,117,685    1.26%         1,540,376    0.90%
Consumer             3,438,494    2.10%         4,980,078    2.95%         5,165,742    3.03%
  Total loans      164,005,812  100.00%       168,697,434  100.00%       170,763,954  100.00%
Less allowance for
 loan losses         2,181,135                  2,195,922                  2,192,755
  Net loans        161,824,677                166,501,512                168,571,199

   The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company's loan portfolio as of December 31, 2002.

                            Loan Maturity Schedule and Sensitivity
                                  to Changes in Interest Rates

                                    December 31, 2002
                                 Over one
                    One year     Through       Over five
                    or less      five years    years        Total
Commercial          12,765,723         -            -       12,765,723
Real estate        139,354,241         -            -      139,354,241
Construction         8,447,354         -            -        8,447,354
Consumer               813,678    2,197,969      426,847     3,438,494
   Total           161,380,996    2,197,969      426,847   164,005,812


Fixed interest rate    813,678    2,197,969      426,847     3,438,494
Variable interest
 rate (or demand)  160,567,318         -            -      160,567,318
   Total           161,380,996    2,197,969      426,847   164,005,812

   As of December 31, 2002, $160,567,318 or 97.90%, of the total loans were either variable rate loans or loans written on demand.

   The Company has the following commitments, lines of credit, and letters of credit outstanding as of December 31, 2002, 2001, and 2000, respectively.

                                2002        2001        2000
Construction loans             4,746,954   6,456,910   2,964,536
Other loan commitments        12,041,437   8,639,337   3,192,350
Standby letters of credit      1,726,127   3,243,063   1,412,552
  Total                       18,514,518  18,339,310   7,569,438

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

   For significant problem loans, management's review consists of evaluation of the financial strengths of the borrowers and guarantors, the related collateral, and the effects of economic conditions. The overall evaluation of the adequacy of the total allowance for loan losses is based on an analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions. It is the Company's policy to evaluate loan portfolio risk for the purpose of establishing an adequate allowance. The Bank's target level for its allowance as a percentage of gross loans is between 1.30% and 1.35%. This allowance may be increased for reserves for specific loans identified as substandard during management's loan review. Generally, the Company will not require a negative provision to reduce the allowance as a result of either net recoveries or a decrease in loans, even though this may cause the allowance as a percentage of gross loans to exceed the Company's target.

   The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. As of December 31, 2002, 2001, and 2000, the respective allowances for loan losses were 1.33%, 1.30%, and 1.28% of outstanding loans.

   The provision for loan losses was $25,000 in 2002, an increase of $2,015 from the $22,985 provision in 2001. After the current year's provision, the Bank's allowance for loan loss remained within its target range. The 2001 provision represented a decrease of $151,095 from the $174,080 provision in 2000. This decrease is due to the stable size and delinquency status of the loan portfolio, and the low level of net charge-offs in 2001.


                           Allocation of Allowance for Loan Losses
                         2002              2001              2000
Commercial            139,005   6.37%   218,414   9.95%   167,626   7.64%
Real estate, including
 construction         864,111  39.62    913,449  41.60    810,790  36.98
Consumer              112,875   5.17    174,671   7.94    174,003   7.94
General             1,065,144  48.84    889,388  40.51  1,040,336  47.44
  Total             2,181,135 100.00% 2,195,922 100.00% 2,192,755 100.00%

                                Allowance for Loan Losses
                              2002         2001         2000
Balance at beginning of year 2,195,922    2,192,755    2,082,031

Loan losses:
 Commercial                      6,816        3,741       56,193
 Mortgages                        -            -            -
 Consumer                       41,954       20,983       10,907
  Total loan losses             48,770       24,724       67,100

Recoveries on loans previously
charged off
 Commercial                      1,000        4,056        2,386
 Consumer                        7,983          850        1,358
  Total loan recoveries          8,983        4,906        3,744

Net loan losses                 39,787       19,818       63,356
Provision for loan losses
 charged to expense             25,000       22,985      174,080

Provision related to
commitments                       -            -            -
Balance at end
 of year                     2,181,135    2,195,922    2,192,755

Allowance for loan losses to loans
 outstanding at end of year      1.33%        1.30%        1.28%

Net charge-offs to average loans 0.02%        0.01%        0.04%

   As a result of management's ongoing review of the loan portfolio, loans are classified as nonaccrual when it is not reasonable to expect collection of interest under the original terms. These loans are classified as nonaccrual even though the presence of collateral or the borrower's financial strength may be sufficient to provide for ultimate repayment. Interest on nonaccrual loans is recognized only when received. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest that has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. The Company had one loan with a balance of $2,222 on which the accrual of interest had been discontinued as of December 31, 2002. The Company had no nonperforming loans at December 31, 2001, or 2000.

   Where real estate acquired by foreclosure and held for sale is included with nonperforming loans, the result comprises nonperforming assets. There were no nonperforming assets at December 31, 2002, 2001, or 2000. Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of December 31, 2002, 2001, or 2000.

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

   Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) were 61.71% of average deposits for 2002, compared to 53.08% and 50.93% for 2001 and 2000, respectively.

   As of December 31, 2002, $55,013,475, or 45.55% of the
investment debt securities mature in one year or less. Funds invested in federal funds sold provide liquidity so the banks do not need a large portfolio of securities classified as "available-for-sale." Other sources of liquidity include letters of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks. The total lines of credit available from correspondent banks at December 31, 2002 were $18,000,000. At December 31, 2001, and 2000, they were $19,000,000.

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

                           Interest Sensitivity Analysis
                               December 31, 2002

                                  After three
                      Within      but within   After one
                      Three       twelve       but within  After
                      Months      months       five years  five years  Total
Assets
Earning assets
 Federal funds sold   54,821,617        -           -           -       54,821,617
 Interest-bearing
  deposits                  -        591,518     840,687        -        1,432,205
 Investment debt
  securities          20,886,355  34,127,120  63,172,024   2,603,120   120,788,619
 Loans               160,200,410   1,180,586   2,197,969     426,847   164,005,812
Total earning assets 235,908,382  35,899,224  66,210,680   3,029,967   341,048,253

Liabilities
 Interest-bearing
  deposits
  Money market        46,942,638        -           -           -       46,942,638
  Savings and NOW    102,524,118        -           -           -      102,524,118
  Certificates
   100,000 and over    4,905,349   6,902,006   4,034,731        -       15,842,086
   Certificates under
    100,000           23,328,068  29,107,455  10,461,560        -       62,897,083
 Securities sold under
  agreements to
  repurchase           4,029,100        -           -           -        4,029,100
 Note payable              4,358      13,468      82,996      98,090       198,912
Total interest-bearing
liabilities          181,733,631  36,022,929  14,579,287      98,090   232,433,937

Period gap            54,174,751    (123,705) 51,631,393   2,931,877   108,614,316
Cumulative gap        54,174,751  54,051,046 105,682,439 108,614,316

Ratio of cumulative gap
to total earning assets   15.88%      15.85%      30.99%      31.85%

                         Investment Securities Maturity Distribution and Yields

                      December 31, 2002    December 31, 2001    December 31, 2000
                      Amount      Percent  Amount      Percent  Amount      Percent
US Treasury
 One year or less     50,003,569   2.87%   31,483,510   4.81%   29,941,815   5.34%
 Over one through
  five years          40,065,506   2.58%   26,563,088   3.96%   17,480,762   6.36%
 Over ten years        2,603,120   7.28%    2,336,880   7.28%    2,428,120   7.28%
Total U.S. Treasury   92,672,195   2.87%   60,383,478   4.52%   49,850,697   5.78%

U.S. Government Agencies
 One year or less      1,000,000   4.49%    5,900,000   5.68%    8,750,177   6.35%
 Over one through
  five years          18,902,908   3.30%   13,505,013   4.84%    9,900,000   6.46%
Total U. S. Government
 Agencies             19,902,908   3.35%   19,405,013   5.09%   18,650,177   6.41%

State, county, and municipal
 One year or less      4,009,906   2.45%    4,138,392   5.54%    6,641,744   5.67%
 Over one through
  five years           4,203,610   2.34%    2,808,149   5.23%    3,559,060   6.12%
 Over five through
  ten years                 -                    -                    -
 Over ten years             -                    -                    -
Total state, county,
 and municipal         8,213,516   2.39%    6,946,541   5.43%   10,200,804   5.83%
Total debt securities
 One year or less     55,013,475   2.87%   41,521,902   5.01%   45,333,736   5.59%
 Over one through
  five years          63,172,024   2.78%   42,876,250   4.32%   30,939,822   6.36%
 Over five through
 ten years                 -                    -                    -
 Over ten years        2,603,120   7.28%    2,336,880   7.28%    2,428,120   7.28%
Total debt securities120,788,619   2.92%   86,735,032   4.73%   78,701,678   5.94%

Equity securities      1,783,680   2.51%    1,637,219   3.03%    1,624,814   2.38%

Total securities     122,572,299   2.91%   88,372,251   4.70%   80,326,492   5.87%

Deposits and Other Interest-Bearing Liabilities

   Average interest-bearing liabilities increased $29,103,756, or 14.84%, from $196,079,693 in 2001, to $225,183,449 in 2002.
Average interest-bearing deposits increased $28,291,212, or 14.76%, from $191,730,858 in 2001, to $220,022,070 in 2002, while average demand deposits increased $9,036,119, or 16.17% from $55,879,394 in 2001, to $64,915,513 in 2002. At December 31, 2002, total deposits were $301,495,466, compared to $274,149,181 at December 31, 2001, an increase of 9.97%.

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

   The following table sets forth the deposits of the Company by category as of December 31, 2002, 2001, and 2000, respectively.

                                            December 31,
                             2002                 2001                 2000
                                 Percent of            Percent of            Percent of
                      Amount     deposits   Amount     deposits   Amount     deposits
Demand deposits       73,289,541  24.31%    60,508,663  22.07%    49,674,943  21.42%
NOW accounts          57,009,892  18.91%    45,639,869  16.65%    39,910,464  17.21%
Money market          46,942,638  15.57%    40,739,491  14.86%    34,896,077  15.04%
Savings accounts      45,514,226  15.10%    38,306,292  13.97%    34,057,361  14.68%
Time deposits less
 than $100,000        62,897,083  20.86%    68,212,949  24.88%    58,206,911  25.10%
Time deposits of
 $100,000 or more     15,842,086   5.25%    20,741,917   7.57%    15,180,436   6.55%
  Total deposits     301,495,466 100.00%   274,149,181 100.00%   231,926,192 100.00%

   Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits increased $32,246,166 and $36,661,508 during 2002 and 2001, respectively. Management believes that this increase is largely attributable to a migration of funds from the stock market into insured deposits. Deposits, and particularly core deposits, have been the Company's primary source of funding and have enabled the Company to meet both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future.

   The maturity distribution of the Company's time deposits over $100,000 at December 31, 2002, is shown in the following table.

                                                    After six
                                     After three     through
                       Within three    through       Twelve     After twelve
                          months     six months      months        months     Total
Certificates of deposit
of $100,000 or more    4,905,349     2,020,648      4,881,358   4,034,731   15,842,086

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


Noninterest Income

   Noninterest income for 2002 increased $429,671, or 33.04% over the previous year. Of this, $267,844 was the gain on the sale of unimproved real estate in Ocean View, Delaware. Service charges on deposit accounts contributed $140,195 of the increase due to fee increases implemented in May and the growth of deposits. Noninterest income for 2001 increased $196,777, or 17.83% over the previous year. Of this, a $128,262 increase in service charges on deposit accounts resulted from the growth of deposit accounts.
VISA Check Card fees increased by $29,761 due to increased use.

   The following table presents the principal components of noninterest income for the years ended December 31, 2002, 2001, and 2000, respectively.

                                         Noninterest Income
                                     2002       2001       2000
Service charges on deposit accounts  993,302    853,107    724,845
Other noninterest revenue            469,160    447,528    379,013
Gain on sale of real estate          267,844   ____-___   ____-___
 Total noninterest income          1,730,306  1,300,635  1,103,858

Noninterest income as a
 percentage of average
 total assets                          0.50%     0.42%    0.38%

Noninterest Expense

   Noninterest expense increased by $274,193, or 4.40%, from 2001 to 2002. Increased personnel costs of $86,181 were due to annual raises, increased 401(k) expense, and increased costs of group insurance. Occupancy expense increased by $63,152 due to the Bank's adoption in 2001 of accrual basis accounting for real property taxes, which were previously recorded on the cash basis. Furniture and equipment expense decreased $95,517 largely due to improved accounting classification of software maintenance costs. Of the $220,377 increase in other operating expense, $138,091 was attributable to increased amortization expense resulting from the Bank's 2001 data processing system upgrades, and improved accounting for software maintenance costs.

   Noninterest expense increased by $321,781, or 5.45%, from 2000 to 2001. Increased personnel costs of $297,806 were due to annual raises, increased 401(k) expense, and increased costs of group insurance. Occupancy expense decreased due to the bank's adoption of accrual basis accounting for real property taxes, which were previously recorded on the cash basis. Of the $53,987 increase in other operating expense, $30,891 was attributable to increased fees related to ATM operation.

   The following table presents the principal components of noninterest expense for the years ended December 31, 2002, 2001 and 2000, respectively.

                                            Noninterest Expense
                                         2002       2001       2000
Compensation and related expenses       3,622,841  3,536,660  3,238,854
Occupancy expense                         455,651    392,499    425,767
Furniture and equipment expense           578,779    674,296    671,040
Advertising                               154,382    144,983    132,784
Business and product development           64,448     60,189     57,055
Computer software amortization            115,453     68,503     62,005
Computer software maintenance              91,141       -          -
Courier service                            96,120     96,726     99,466
Deposit insurance                          47,800     43,413     35,157
Director fees                              80,600     83,025     72,575
Dues, donations, and subscriptions         81,171     80,024    107,114
Freight                                    62,294     57,806     62,411
Liability insurance                        60,042     44,608     61,649
Postage                                   181,567    155,002    145,325
Professional fees                          72,399     52,400     62,660
Stationery and supplies                   158,965    252,686    261,733
Telephone                                 130,172    100,455     82,256
Teller machine fees                       182,487    154,289    123,398
Miscellaneous                             263,868    228,423    202,957
 Total noninterest expense              6,500,180  6,225,987  5,904,206

Noninterest expense as a percentage
 of average total assets                    1.86%      2.01%      2.04%


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

   At December 31, 2002, the Company and the Bank exceeded their regulatory capital ratios, as set forth in the following table.

                                  Analysis of Capital
                               Required    Consolidated
                                                         Maryland   Delaware
                               Minimums    Company       Bank       Bank
2002
Total risk-based capital ratio  8.0%        40.7%         38.9%
Tier I risk-based capital ratio 4.0%        39.4%         37.7%
Tier I leverage ratio           3.0%        15.9%         15.1%

2001
Total risk-based capital ratio  8.0%        36.8%         33.2%       60.9%
Tier I risk-based capital ratio 4.0%        35.6%         31.9%       59.7%
Tier I leverage ratio           3.0%        17.1%         15.5%       22.4%

2000
Total risk-based capital ratio  8.0%        36.6%         34.5%       53.0%
Tier I risk-based capital ratio 4.0%        35.4%         33.3%       52.0%
Tier I leverage ratio           3.0%        18.2%         16.6%       29.6%

Accounting Rule Changes

   FASB Statement No. 143, Accounting for Asset Retirement Obligations applies to legal obligations associated with retirement of a tangible long-lived asset. The statement requires that management recognize the fair value of an asset retirement obligation in the period incurred, adding capitalization of this cost to the cost of the asset. Annually the asset, including the capitalized cost, should be reviewed for impairment. The effective date of the Statement is for years beginning after June 15, 2002.

   FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement amends various earlier pronouncements addressing accounting for impairment of long-lived assets or disposal of long-lived assets or a business segment. It clarifies that a business segment treated as a discontinued operation should be evaluated for recognition of an impairment loss. The statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement were effective for years beginning after December 15, 2001.

   FASB Statement No. 145, Rescission of FASB Statements Nos.
4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections rescinds the pronouncements referred to in the title and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement have various effective dates but the latest effective date is for fiscal years beginning after May 15, 2002.

   FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when a liability is incurred, recognizing that a company's commitment to an exit plan may not create a liability. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002.

   FASB Statement No. 147, Acquisitions of Certain Financial Institutions addresses guidance on accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. The Statement requires that the excess of fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No. 142, Goodwill and Other Intangible Assets. The effective date for the provisions of this statement is October 1, 2002.

   FASB Statement No. 148, Accounting for Stock-based Compensation
- Transition and Disclosure amends FASB Statement No. 123, Accounting for Stock-based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The effective dates of parts of the Statement are for years ending after December 15, 2002 and parts for years beginning after December 15, 2002.


Impact of Inflation

    Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company and Bank are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company's performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including
those resulting from inflation.   See "Liquidity and Interest Rate
Sensitivity" above.

Item 8. Financial Statements

    In response to this Item, the information included on pages 1 through 21 of the Company's Annual Report to Shareholders for the year ended December 31, 2002, is incorporated herein by reference.

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

    Not applicable.

Item 10. Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act

    In response to this item, the information included on page 4 of the Company's Proxy Statement for Annual Meeting of Shareholders To Be Held on May 7, 2003, is incorporated herein by reference.

Item 11. Executive Compensation

    In response to this item, the information included on page 4 of the Company's Proxy Statement for Annual Meeting of Shareholders To Be Held on May 7, 2003, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and
Management

    In response to this item, the information included on page 5 of the Company's Proxy Statement for Annual Meeting of Shareholders to be held May 7, 2003, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

    In response to this item, the information included on page 4 of the Company's Proxy Statement for Annual Meeting of Shareholders to be held May 7, 2003, is incorporated herein by reference.

Item 14. Controls and Procedures

Evaluation of disclosure controls and procedures
    Within the ninety days prior to the date of this report, the Company's management performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures and its internal controls and procedures for financial reporting. Disclosure Controls are procedures that are designed to ensure that information required to be disclosed in the Company's publicly filed reports is reported in a timely manner. As part of these controls, Management reviews information gathered through systems developed for that purpose to determine the nature of required disclosure.

    Internal controls are procedures designed to provide management with reasonable assurance that assets are safeguarded, and that transactions are properly authorized, executed, and recorded to permit the preparation of financial statements in accordance with generally accepted accounting principles. Because of inherent limitations in any internal controls, errors or irregularities may occur and not be detected. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

    The Chief Executive Officer and the Treasurer of the Company have concluded, based on the evaluation of disclosure controls and internal controls that the financial information and disclosures included in periodic SEC filings and the Company's financial statements are fairly presented in conformity with generally accepted accounting principles.

Changes in Internal Controls
    There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, including corrective actions with regard to significant deficiencies and material weaknesses.


PART IV

Item 15. Exhibits and Reports on Form 8-K

(a)    Exhibits
    3.1 Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of Registration Statement Form S-4,
File No. 33-99762.
    3.2   Bylaws of the Company, incorporated by reference to Exhibit
3.2 of Registration Statement Form S-4, File No. 33-99762.
    13    Annual Report to Shareholders for the year ended December
31, 2002.

(b)	Reports on Form 8-K
    No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2002.




SIGNATURES
   In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALVIN B. TAYLOR BANKSHARES, INC.
(Registrant)

Date:                   By:/s/ Reese F. Cropper, Jr.
                           Reese F. Cropper, Jr.
                           Chief Executive Officer
                           Chairman of the Board of Directors

Date:                   By:/s/ Jennifer G. Hawkins
                           Jennifer G. Hawkins
                           Treasurer

   In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:                   By:/s/ James R. Bergey, Jr.
                        James R. Bergey, Jr., Director

Date:                   By:/s/ James R. Bergey, Sr.
                        James R. Bergey, Sr., Director

Date:                   By:/s/ George H. Bunting, Jr.
                        George H. Bunting, Jr., Director

Date:                   By:/s/ John H. Burbage, Jr.
                        John H. Burbage, Jr., Director

Date:                   By:/s/ Reese F. Cropper, Jr.
                        Reese F. Cropper, Jr.
                        Chief Executive Officer
                        Chairman of the Board of Directors

Date:                   By:/s/ Reese F. Cropper, III
                        Reese F. Cropper, III, Director

Date:                   By:/s/ Hale Harrison
                        Hale Harrison, Director

Date:                   By:/s/ Gerald T. Mason
                        Gerald T. Mason, Director

Date:                   By:/s/ William H. Mitchell
                        William H. Mitchell, Vice President and Director

Date:                   By:/s/ Joseph E. Moore
                        Joseph E. Moore, Director

Date:                   By:/s/ Michael L. Quillin
                        Michael L. Quillin, Sr., Director

Date:                   By:/s/ D. Bruce Rogers
                        D. Bruce Rogers, Director

Date:                   By:/s/ Raymond M. Thompson
                        Raymond M. Thompson, President and Director


Certification of Principal Executive Officer and Principal
Financial Officer
Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Annual Report on Form 10-K for the period ended December 31, 2002 of the Registrant (the "Report"):

(1)   The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



CALVIN B. TAYLOR BANKSHARES, INC.
(Registrant)

Date:                   By:/s/ Reese F. Cropper, Jr.
                           Reese F. Cropper, Jr.
                           Chief Executive Officer
                           Chairman of the Board of Directors
                           (Principal Executive Officer)

Date:	                By:/s/ Jennifer G. Hawkins
                           Jennifer G. Hawkins
                           Treasurer
                           (Principal Financial Officer)






Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Reese F. Cropper, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Calvin B. Taylor Bankshares, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:
a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the quarterly period in which this annual report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report
(the "Evaluation Date"); and
a. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

CALVIN B. TAYLOR BANKSHARES, INC.
(Registrant)

Date:                   By:/s/ Reese F. Cropper, Jr.
                           Reese F. Cropper, Jr.
                           Chief Executive Officer
                           Chairman of the Board of Directors
                           (Principal Executive Officer)


Certification of Principal Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jennifer G. Hawkins, certify that:

1. I have reviewed this annual report on Form 10-K of Calvin B. Taylor Bankshares, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the quarterly period in which this annual report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report
(the "Evaluation Date"); and
c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

CALVIN B. TAYLOR BANKSHARES, INC.
(Registrant)

Date:	                By:/s/ Jennifer G. Hawkins
                           Jennifer G. Hawkins
                           Treasurer
                           (Principal Financial Officer)








                         EXHIBIT 13

                ANNUAL REPORT TO SHAREHOLDERS
            FOR THE YEAR ENDED DECEMBER 31, 2002













              Calvin B. Taylor Bankshares, Inc.
                      and Subsidiary

                   Financial Statements

                    December 31, 2002












            Calvin B. Taylor Bankshares, Inc.
                     and Subsidiary

                    Table of Contents




                                                Page

Report of Independent Auditor                     1

Consolidated Financial Statements

  Consolidated Balance Sheets                     2

  Consolidated Statements of Income               3

  Consolidated Statements of Changes in
    Stockholders' Equity                          4

  Consolidated Statements of Cash Flows         5-6

  Notes to Consolidated Financial Statements    7-21











              Report of Independent Auditors

The Board of Directors and Stockholders
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Berlin, Maryland


   We have audited the accompanying consolidated balance sheets of Calvin B. Taylor Bankshares, Inc. and Subsidiary as of December 31, 2002, 2001, and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calvin B. Taylor Bankshares, Inc. and Subsidiary as of December 31, 2002, 2001, and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                   /s/ Rowles & Company, LLP


Salisbury, Maryland
January 16, 2003

            Calvin B. Taylor Bankshares, Inc.
                     and Subsidiary
              Consolidated Balance Sheets

                                                 December 31,
                                     2002            2001            2000
              Assets
Cash and due from banks            21,051,412      18,397,266      13,332,279
Federal funds sold                 54,821,617      54,389,656      18,167,527
Interest-bearing deposits           1,432,205         879,000         784,000
Investment securities available
 for sale                           8,390,550       3,974,099       4,052,934
Investment securities held to
 maturity (approximate market
 value of $115,470,092,
 $85,604,080, and $76,610,933)    114,181,749      84,398,152      76,273,558
Loans, less allowance for loan
 losses of $2,181,135, $2,195,922,
 and $2,192,755                   161,824,677     166,501,512     168,571,199
Premises and equipment              5,745,842       5,895,275       5,620,478
Accrued interest income             1,405,587       1,753,816       1,948,199
Computer software                     283,303         355,549          99,574
Deferred income taxes                    -            134,639         107,227
Other assets                          106,004         145,603          91,036
                                  369,242,946     336,824,567     289,048,011


              Liabilities and Stockholders' Equity

Deposits
 Noninterest-bearing               73,289,541      60,508,663      49,674,943
 Interest-bearing                 228,205,925     213,640,518     182,251,249
                                  301,495,466     274,149,181     231,926,192
Securities sold under agreements
 to repurchase                      4,029,100       4,555,323       3,113,671
Pending purchases of investment
 securities                         2,990,830            -               -
Accrued interest payable              243,468         529,348         503,519
Accrued income taxes                  106,514           2,298         103,818
Note payable                          198,912         215,702         231,517
Deferred income taxes                  70,156            -               -
Other liabilities                      93,214         130,145          84,085
                                  309,227,660     279,581,997     235,962,802

Stockholders' equity
 Common stock, par value $1 per
  share; authorized 10,000,000
  shares; issued and outstanding
  3,240,000 shares                  3,240,000       3,240,000       3,240,000
 Additional paid-in capital        17,290,000      17,290,000      17,290,000
 Retained earnings                 38,778,018      36,274,102      32,058,498
                                   59,318,018      56,804,102      52,588,498
 Accumulated other comprehensive
  income                              697,268         438,468         496,711
                                   60,015,286      57,242,570      53,085,209
                                  369,242,946     336,824,567     289,048,011

The accompanying notes are an integral part of these financial statements.


           Calvin B. Taylor Bankshares, Inc.
                    and Subsidiary
           Consolidated Statements of Income

                                           Years Ended December 31,
                                     2002            2001            2000
Interest and dividend revenue
 Loans, including fees             13,095,218      14,179,181      13,480,035
 U. S. Treasury and government
  agency securities                 3,456,932       3,540,767       3,761,021
 State and municipal securities       224,662         332,035         410,891
 Federal funds sold                   922,620       1,412,927       1,716,303
 Time certificates of deposit          41,661          46,354          46,110
 Equity securities                     37,792          34,090          25,676
  Total interest and dividend
   revenue                         17,778,885      19,545,354      19,440,036

Interest expense
 Deposit interest                   3,996,749       6,173,101       5,822,224
 Other                                 40,848          75,287          37,807
  Total interest expense            4,037,597       6,248,388       5,860,031
  Net interest income              13,741,288      13,296,966      13,580,005
Provision for loan losses              25,000          22,985         174,080
  Net interest income after
   provision for loan losses       13,716,288      13,273,981      13,405,925
Other operating revenue
 Service charges on deposit
  accounts                            993,302         853,107         724,845
 Other noninterest revenue            469,160         447,528         379,013
 Gain on sale of real estate          267,844            -               -
  Total other operating revenue     1,730,306       1,300,635       1,103,858
Other expenses
 Salaries                           2,994,325       2,943,241       2,723,713
 Employee benefits                    628,516         593,419         515,141
 Occupancy                            455,651         392,499         425,767
 Furniture and equipment              578,779         674,296         671,040
 Other operating                    1,842,909       1,622,532       1,568,545
  Total other expenses              6,500,180       6,225,987       5,904,206

Income before income taxes          8,946,414       8,348,629       8,605,577
Income taxes                        3,192,498       2,934,225       2,981,019
Net income                          5,753,916       5,414,404       5,624,558

Earnings per common share               $1.78           $1.67           $1.74










The accompanying notes are an integral part of these financial statements.


            Calvin B. Taylor Bankshares, Inc.
                     and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity


                                                                      Accumulated
                                                                        other
                            Common stock      Additional  Retained  comprehensive  Comprehensive
                        Shares   Par value Paid-in capitalearnings     income         income
Balance, December 31, 1999
                     1,620,000   1,620,000  17,290,000    30,030,340  279,994
Net income                -           -           -        5,624,558     -          5,624,558
Stock split effected
 in the form of a
 100% stock dividend 1,620,000   1,620,000        -       (1,620,000)    -
Unrealized gain on
 investment securities
 available for sale
 net of income taxes      -           -           -             -     216,717         216,717
Comprehensive income                                                                5,841,275
Cash dividend,
 $.61 per share           -           -           -       (1,976,400)    -

Balance, December 31, 2000
                    3,240,000    3,240,000  17,290,000    32,058,498  496,711
Net income                -           -           -        5,414,404     -          5,414,404
Unrealized loss on
 investment securities
 available for sale
 net of income taxes      -           -           -             -     (58,243)        (58,243)
Comprehensive income                                                                5,356,161
Cash dividend,
 $.37 per share           -           -           -       (1,198,800)    -

Balance, December 31, 2001
                    3,240,000    3,240,000  17,290,000    36,274,102  438,468
Net income                -           -           -        5,753,916                5,753,916
Unrealized gain on
 investment securities
 available for sale
 net of income taxes      -           -           -             -     258,800         258,800
Comprehensive income                                                                6,012,716
Cash dividend,
 $1.00 per share          -           -           -       (3,240,000)    -

Balance, December 31, 2002
                    3,240,000    3,240,000  17,290,000    38,788,018  697,268









The accompanying notes are an integral part of these financial statements.


            Calvin B. Taylor Bankshares, Inc.
                     and Subsidiary
          Consolidated Statements of Cash Flows


                                           Years Ended December 31,
                                     2002            2001            2000
Cash flows from operating activities
 Interest received                17,961,046       19,541,166      19,291,291
 Fees and commissions received     1,462,551        1,361,593       1,080,633
 Interest paid                    (4,323,477)      (6,222,559)     (5,780,554)
 Cash paid to suppliers and
  employees                       (5,909,413)      (5,731,055)     (5,371,499)
 Income taxes paid                (2,997,807)      (3,075,025)     (2,954,290)
                                   6,192,900        5,874,120       6,265,581

Cash flows from investing activities
 Certificates of deposits purchased,
  net of maturities                 (553,205)         (95,000)        199,000
 Purchase of investments
  available for sale              (3,994,520)            -               -
 Proceeds from maturities of
  investments held to maturity    91,445,000       57,857,000      49,458,000
 Purchase of investments held
  to maturity                   (118,071,995)     (65,799,078)    (35,978,105)
 Loans made, net of principal
  collected                        4,651,835        2,046,702     (16,744,775)
 Proceeds from sale of premises
  and equipment                      503,160           17,000             423
 Purchases of and deposits on
  premises, equipment, and
  computer software                 (650,339)      (1,063,655)       (443,405)
                                 (26,670,064)      (7,037,031)     (3,508,862)

Cash flows from financing activities
 Net increase (decrease) in
  Time deposits                  (10,215,697)      15,567,519       3,256,887
  Other deposits                  37,561,982       26,655,470     (10,056,547)
  Securities sold under
   agreements to repurchase         (526,223)       1,441,652       3,113,671
 Payments on note payable            (16,791)         (15,814)        (18,483)
 Dividends paid                   (3,240,000)      (1,198,800)     (1,976,400)
                                  23,563,271       42,450,027      (5,680,872)

Net increase (decrease) in cash
 and cash equivalents              3,086,107       41,287,116      (2,924,153)

Cash and cash equivalents
 at beginning of year             72,786,922       31,499,806      34,423,959
Cash and cash equivalents
 at end of year                   75,873,029       72,786,922      31,499,806



The accompanying notes are an integral part of these financial statements.

            Calvin B. Taylor Bankshares, Inc.
                     and Subsidiary
          Consolidated Statements of Cash Flows
                       (Continued)

                                           Years Ended December 31,
                                     2002            2001           2000
Reconciliation of net income to net
 cash provided by operating
 activities
 Net income                        5,753,916       5,414,404      5,624,558

 Adjustments to reconcile net
  income to net cash provided
  by operating activities
   Depreciation and amortization     629,738        528,247         498,612
   Provision for loan losses          25,000         22,985         174,080
   Deferred income taxes              41,961          9,234         (20,599)
   Amortization of premiums and
    accretion of discounts, net     (166,068)      (198,571)       (129,281)
   (Gain) loss on disposition
    of assets                       (260,880)       (12,365)          1,564
   Decrease (increase) in
    Accrued interest receivable      348,229        194,383         (19,464)
    Other assets                      (8,914)       (54,566)        (73,960)
   Increase (decrease) in
    Accrued interest payable        (285,880)        25,829          79,477
    Accrued income taxes             152,730       (101,520)         47,328
    Other liabilities                (36,932)        46,060          83,266
                                   6,192,900      5,874,120       6,265,581






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

     Calvin B. Taylor Bankshares, Inc. is a bank holding company. Its subsidiary, Calvin B. Taylor Banking Company, is a financial institution operating primarily in Worcester
County, Maryland and Sussex County, Delaware. The Bank offers deposit services and loans to individuals, small businesses, associations and government entities. Other services include direct deposit of payroll and social security checks, automatic drafts from accounts, automated teller machine services, telephone and internet banking, debit cards, safe deposit boxes, money orders and travelers cheques. The Bank also offers credit card services and discount brokerage services through correspondents.

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

Cash equivalents
     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold and interest-bearing deposits except for time deposits. Federal funds are purchased and sold for one-day periods.

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

     The allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent risks in the loan portfolio. The minimum range of the allowance for loan losses is calculated by applying risk-weighted percentages to loans based on their delinquency and underlying collateral. The portion of the allowance that is a result of geographic and industry concentrations and current economic conditions is not allocated to specific loans. At December 31, 2002, the allowance included approximately $1,065,144 that was not allocated to specific loans. Management has historically maintained the allowance at a level of approximately 1.30% to 1.35% of gross loans.

     If the current economy or real estate market were to suffer a severe downturn, the estimate for uncollectible accounts would need to be increased. Loans that are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

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

2.   Cash and Due From Banks

     The Company normally carries balances with other banks that exceed the federally insured limit. The average balances carried in excess of the limit, including unsecured federal funds sold to the same banks, were $59,942,898 for 2002, $53,138,449 for 2001, and $27,192,359 for 2000.

     Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances. The
Company's normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

            Calvin B. Taylor Bankshares, Inc.
                     and Subsidiary
       Notes to Consolidated Financial Statements


3.   Investment Securities

     Included in investment securities are purchase commitments entered into before December 31, 2002, for settlement after December 31, 2002. The obligation for these commitments is recorded as pending purchases of investment securities.
Investment securities are summarized as follows:

                           Amortized    Unrealized   Unrealized   Market
                             cost          gains       losses      value
December 31, 2002
Available for sale
  U.S. Treasury            5,988,858       618,012      -      6,606,870
  Equity                   1,265,708       552,416    34,444   1,783,680
                           7,254,566     1,170,428    34,444   8,390,550
Held to maturity
  U.S. Treasury           86,065,325       992,655      -     87,057,980
  U.S. Government agency  19,902,908       211,063      -     20,113,971
  State and municipal      8,213,516        85,275       650   8,298,141
                         114,181,749     1,288,993       650 115,470,092

December 31, 2001
Available for sale
  U.S. Treasury            1,994,041       342,839      -      2,336,880
  Equity                   1,265,708       455,713    84,202   1,637,219
                           3,259,749       798,552    84,202   3,974,099
Held to maturity
  U.S. Treasury           58,046,598       920,257     5,952  58,960,903
  U.S. Government agency  19,405,013       230,276    12,389  19,622,900
  State and municipal      6,946,541        73,832        96   7,020,277
                          84,398,152     1,224,365    18,437  85,604,080

December 31, 2000
Available for sale
  U.S. Treasury            1,993,753       434,367      -      2,428,120
  Equity                   1,249,941       374,873      -      1,624,814
                           3,243,694       809,240      -      4,052,934
Held to maturity
  U.S. Treasury           47,422,577       285,916    37,823  47,670,670
  U.S. Government agency  18,650,177        97,563     1,412  18,746,328
  State and municipal     10,200,804        16,051    22,920  10,193,935
                          76,273,558       399,530    62,155  76,610,933

            Calvin B. Taylor Bankshares, Inc.
                     and Subsidiary
       Notes to Consolidated Financial Statements


 3.   Investment Securities (Continued)

     The amortized cost and estimated market value of debt securities, by contractual maturity and the amount of pledged securities, follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                       December 31, 2002       December 31, 2001       December 31, 2000
                      Amortized   Market        Amortized  Market       Amortized  Market
                         cost      value          cost     value          cost     value
Available for sale due
 After one year
  through five years  3,994,528   4,003,750         -          -            -          -
 After ten years      1,994,330   2,603,120    1,994,041  2,336,880    1,993,753  2,428,120
                      5,988,858   6,606,870    1,994,041  2,336,880    1,993,753  2,428,120
Held to maturity due
 In one year         55,013,475  55,394,968   41,521,902 42,125,457   45,333,736 45,313,048
 After one year
  through five years 59,168,274  60,075,124   42,876,250 43,478,623   30,939,822 31,297,885
                    114,181,749 115,470,092   84,398,152 85,604,080   76,273,558 76,610,933

Pledged securities   20,868,000  21,248,011   21,058,134 21,517,135   19,985,861 20,097,350

     Investments are pledged to secure deposits of federal and local governments. Pledged securities also serve as collateral for securities sold under agreements to repurchase.

 4.   Lines of Credit

     The Company has available lines of credit, including overnight federal funds, reverse repurchase agreements and letters of credit, totaling $18,000,000 as of December 31, 2002, and $19,000,000 as of December 31, 2001, and 2000.

 5.   Loans and Allowance for Loan losses

     Major classifications of loans are as follows:

                                     2002            2001            2000
Commercial                        12,765,723      15,341,122      15,588,946
Mortgage                         139,354,241     146,258,549     148,468,890
Construction                       8,447,354       2,117,685       1,540,376
Consumer                           3,438,494       4,980,078       5,165,742
                                 164,005,812     168,697,434     170,763,954
Allowance for loan losses          2,181,135       2,195,922       2,192,755
Loans, net                       161,824,677     166,501,512     168,571,199

            Calvin B. Taylor Bankshares, Inc.
                     and Subsidiary
       Notes to Consolidated Financial Statements


 5.   Loans and Allowance for Loan losses (Continued)

     The rate repricing distribution of the loan portfolio follows:

                                     2002            2001            2000
Immediately                      160,567,318     164,098,147     165,596,389
Within one year                      813,678       1,728,296         425,689
Over one to five years             2,197,969       2,648,073       4,114,779
Over five years                      426,847         222,918         627,097
                                 164,005,812     168,697,434     170,763,954

     Outstanding loan commitments, lines of credit, and letters of credit are as follows:

                                     2002            2001            2000
Loan commitments and lines of credit
 Construction and land development10,557,644       6,456,910       2,964,536
 Other                            11,876,437       8,639,337       3,192,350
                                  22,434,081      15,096,247       6,156,886

Standby letters of credit
                                   1,726,127       3,243,063       1,412,552

     Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Loan commitments generally have interest at current market rates, fixed expiration dates, and may require payment of a fee.

     Letters of credit are commitments issued to guarantee the performance of a customer to a third party.

     Loan commitments and letters of credit are made on the same terms, including collateral, as outstanding loans. The
Company's exposure to loan loss in the event of nonperformance by the borrower is represented by the contract amount of the commitment.

     The Company makes loans to customers located primarily in the Delmarva region. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

            Calvin B. Taylor Bankshares, Inc.
                     and Subsidiary
       Notes to Consolidated Financial Statements


 5.   Loans and Allowance for Loan losses (Continued)

     Transactions in the allowance for loan losses were as follows:

                                     2002            2001            2000
Beginning balance                  2,195,922       2,192,755       2,082,031
Provision charged to operations       25,000          22,985         174,080
Recoveries                             8,983           4,906           3,744
                                   2,229,905       2,220,646       2,259,855
Loans charged off                     48,770          24,724          67,100
Ending balance                     2,181,135       2,195,922       2,192,755

     Amounts past due 90 days or more, and still accruing interest, are as follows:

                                                  December 31,
                                     2002            2001            2000
Commercial                            17,370         122,420          39,576
Mortgage                             250,206         343,136         263,237
Consumer                              15,280          50,883          18,296
                                     282,856         516,439         321,109

     Management has identified no impaired loans at December
31, 2002, 2001, and 2000. Accrual of interest had been discontinued on one loan with a balance of $2,222 at December 31, 2002. There were no non-accruing loans at December 31, 2001 and 2000.

 6.   Premises and Equipment

     A summary of premises and equipment and the related depreciation is as follows:

             Estimated useful life   2002            2001            2000
Land                               1,659,793       1,891,950       1,891,950
Premises         5 - 50 years      5,028,225       4,826,954       4,645,138
Furniture and
  equipment      5 - 40 years      3,326,082       3,652,244       3,742,681
Construction in progress             210,583            -               -
                                  10,224,683      10,371,148      10,279,769
Accumulated depreciation           4,478,841       4,475,873       4,659,291
Net premises and equipment         5,745,842       5,895,275       5,620,478

Depreciation expense                 514,285         459,744         436,608

     Calvin B. Taylor Banking Company has entered into a contract to construct a building expansion at its Berlin office.
The amount of the contract is $1,473,877.

            Calvin B. Taylor Bankshares, Inc.
                     and Subsidiary
       Notes to Consolidated Financial Statements


 7.   Deposits

     Major classifications of interest-bearing deposits are as follows:

                                     2002            2001            2000
Money market                      46,942,638      40,739,491      34,896,077
Savings and NOW                  102,524,118      83,946,161      73,967,825
Other time                        78,739,169      88,954,866      73,387,347
                                 228,205,925     213,640,518     182,251,249

     The rate repricing distribution of other time deposits follows:

Three months or less              28,235,099      28,071,706      21,063,581
Over three through twelve months  36,006,763      48,240,152      35,778,555
Over one through two years        14,497,307      12,643,008      16,545,211
                                  78,739,169      88,954,866      73,387,347

     Included in other time deposits are certificates of deposit of $100,000 or more as follows:

Amount outstanding                15,842,086      20,741,917      15,180,436
Interest expense                     597,603         987,329         680,474

 8.   Securities Sold Under Agreements to Repurchase

     Securities sold under agreements to repurchase represent overnight borrowings from customers. The government agency securities that collateralize these agreements are owned by the company but maintained in the custody of an unaffiliated bank designated by the Company. Additional information follows.

                                     2002            2001            2000
Maximum month-end amount
 outstanding                       6,531,215       5,383,038       4,557,860
Average amount outstanding         4,957,151       4,125,782       1,610,688
Average rate paid during the year       .57%           1.50%           1.45%
Investment securities underlying
 the agreements at year end
  Carrying value                  15,994,905      13,991,479      13,988,545
  Estimated fair value            16,306,570      14,327,220      14,105,150

            Calvin B. Taylor Bankshares, Inc.
                     and Subsidiary
       Notes to Consolidated Financial Statements


9.   Note Payable

     The Company purchased real estate, financing 100% of the purchase price. The 6% unsecured note has a final maturity of September, 2011. Maturities of this note are as follows:

                                  2003          17,826
                                  2004          18,925
                                  2005          20,092
                                  2006          21,332
                                  2007          22,647
                       Remaining years          98,090
                                               198,912

10.	Profit Sharing Plan

     In 1999, the Company adopted a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue
Code. The plan covers substantially all of the employees and allows discretionary Company contributions. Annually, the Board of Directors approves a discretionary contribution in addition to matching 50% of employee contributions to a maximum of 6% of the employee wages.

     The total cost of the profit sharing plan for 2002, 2001, and 2000, were $146,568, $140,620, and $119,307, respectively.

11.	Other Operating Expenses

		The components of other operating expenses follow:

                                     2002            2001            2000
Advertising                          154,382         144,983         132,784
Business and product development      64,448          60,189          57,055
Computer software amortization       115,453          68,503          62,005
Computer software maintenance
 contracts                            91,141            -               -
Courier service                       96,120          96,726          99,466
Deposit insurance                     47,800          43,413          35,157
Director fees                         80,600          83,025          72,575
Dues, donations, and subscriptions    81,171          80,024         107,114
Freight                               62,294          57,806          62,411
Liability insurance                   60,042          44,608          61,649
Postage                              181,567         155,002         145,325
Professional fees                     72,399          52,400          62,660
Stationery and supplies              158,965         252,686         261,733
Telephone                            130,172         100,455          82,256
ATM fees                             182,487         154,289         123,398
Miscellaneous                        263,868         228,423         202,957
                                   1,842,909       1,622,532       1,568,545

            Calvin B. Taylor Bankshares, Inc.
                     and Subsidiary
       Notes to Consolidated Financial Statements


12.   Income Taxes

     The components of income tax expense, including taxes related to the change in accounting method for organization costs, are as follows:

                                     2002            2001            2000
Current
 Federal                           2,772,796       2,598,069       2,674,450
 State                               377,740         326,922         327,168
                                   3,150,536       2,924,991       3,001,618
Deferred                              41,962           9,234         (20,599)
                                   3,192,498       2,934,225       2,981,019

     The components of the deferred tax (benefit) are as follows:

                                     2002            2001            2000
Provision for loan losses              2,656            (754)        (40,495)
Non-accrual loan interest                (43)           -               -
Depreciation                          32,334           5,317          13,987
Discount accretion                     3,191             412          (1,656)
Health insurance premium deposits       -               -                 27
Organization costs                     3,824           4,259           7,538
                                      41,962           9,234         (20,599)

     The components of the net deferred tax asset (liability) are as follows:

Deferred tax asset
 Allowance for loan losses           601,123         603,779         603,025
 Non-accrual loan interest                43            -               -
 Organization costs                    1,517           5,341           9,600
                                     602,683         609,120         612,625

Deferred tax liabilities
 Depreciation                        220,601         188,267         182,950
 Discount accretion                   13,523          10,332           9,920
 Unrealized gain on securities
  available for sale                 438,715         275,882         312,528
                                     672,839         474,481         505,398

  Net deferred tax asset (liability) (70,156)        134,639         107,227

     A reconciliation of the provision for taxes on income from the statutory federal income tax rates to the effective income tax rates follows:

Statutory federal income tax rate       34.0%           34.0%           34.0%
Increase (decrease) in tax rate
 resulting from
  Tax-exempt income                     (1.1)           (1.5)           (1.9)
  State income taxes net of federal
   income tax benefit                    2.8             2.6             2.5
                                        35.7%           35.1%           34.6%

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

                                     2002            2001            2000
Beginning balance                 11,079,167      12,293,244       9,231,028
Advances                           6,034,153       4,833,136       5,356,617
Other increases                         -               -          1,272,750
                                  17,113,320      17,126,380      15,860,395
Repayments                         5,884,153       5,911,658       3,567,151
Other decreases                       95,208         135,555            -
Ending balance                    11,133,959      11,079,165      12,293,244

     Officers, directors and employees are depositors of the Bank. They receive the same deposit rates and terms as other customers with similar deposits. As of December 31, 2002, the individual deposits in excess of $100,000 of executive officers, directors and their related interests represented less than 2.5% of total deposits.

     The Company obtains legal services from a law firm in which one of the principal attorneys is also a member of the Board of Directors. Fees charged for these services are at similar rates charged by unrelated law firms for similar legal work. Amounts paid to this related party totaled $1,235, $2,003, and $1,805 during the years ended December 31, 2002, 2001 and 2000.


14.   Lease Commitments

     The Company leases the land on which the Route 50 branch in East Berlin is located. The lease obligation, which expires August 31, 2009, requires payments as follows:

                                               Minimum
                                Period         rentals

                                  2003          15,000
                                  2004          15,000
                                  2005          15,000
                                  2006          15,000
                                  2007          15,000
                       Remaining years          25,000
                                               100,000

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

                       December 31, 2002       December 31, 2001       December 31, 2000
                       Carrying     Fair       Carrying     Fair       Carrying     Fair
                        amount      value       amount      value       amount      value
Financial assets
 Cash and due from
  banks              21,051,412  21,163,525  18,397,266  18,510,175  13,332,279  13,479,427
 Interest-bearing
  deposits            1,432,205   1,469,452     879,000     906,928     784,000     784,116
 Investment
  securities        122,572,299 123,860,642  88,372,251  89,578,179  80,326,492  80,663,867
 Loans, net         161,824,677 161,892,242 166,501,512 166,595,116 168,571,199 168,610,107

Financial liabilities
 Interest-bearing
  deposits          228,205,925 228,558,735 213,640,518 214,497,142 182,251,249 182,263,290
 Note payable           198,912     193,045     215,702     206,453     231,517     210,648

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

            Calvin B. Taylor Bankshares, Inc.
                     and Subsidiary
       Notes to Consolidated Financial Statements


16.   Capital Standards

     The Federal Reserve Board and the Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The capital ratios and minimum capital requirements of the Company are as follows:

                                                  Minimum       To be well
(in thousands)                    Actual      capital adequacy  capitalized
                               Amount  Ratio   Amount  Ratio   Amount  Ratio
December 31, 2002
Total capital
 (to risk weighted assets)     61,255  40.7%   12,032   8.0%   15,040  10.0%

Tier 1 capital
 (to risk-weighted assets)     59,318  35.6%    6,016   4.0%    9,024   6.0%

Tier 1 capital
 (to average fourth quarter
  assets)                      59,318  15.9%   14,902   4.0%   18,628   5.0%

December 31, 2001
Total capital
 (to risk weighted assets)     58,800  36.8%   12,791   8.0%   15,989  10.0%

Tier 1 capital
 (to risk-weighted assets)     56,804  35.6%    6,396   4.0%    9,593   6.0%

Tier 1 capital
 (to average fourth quarter
  assets)                      56,804  17.1%   13,329   4.0%   16,661   5.0%

December 31, 2000
Total capital
 (to risk weighted assets)     54,451  36.6%   11,897   8.0%   14,871  10.0%

Tier 1 capital
 (to risk-weighted assets)     52,588  35.4%    5,948   4.0%    8,923   6.0%

Tier 1 capital
 (to average fourth quarter
  assets)                      52,588  18.2%   11,806   4.0%   14,757   5.0%

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

     In the most recent regulatory report, the Company was determined to be well capitalized. Management has no plans that should change the classification of the capital adequacy.

            Calvin B. Taylor Bankshares, Inc.
                     and Subsidiary
       Notes to Consolidated Financial Statements

17.   Parent Company Financial Information

                                                 December 31,
Balance Sheets                       2002            2001            2000
Assets
Cash and due from banks               353,604          57,513           9,110
Interest-bearing deposits                -          1,512,125          75,505
Investment securities
 available for sale                 1,783,680       1,637,219       1,624,814
Investment securities
 held to maturity                     499,230            -               -
Investment in subsidiary bank      56,226,822      52,445,405      49,806,120
Premises and equipment              1,375,315       1,640,946       1,609,939
Other assets                            3,630          55,688          22,445
   Total assets                    60,242,281      57,348,896      53,147,933

Liabilities and Stockholders' Equity
Liabilities
 Deferred income taxes                118,136          61,492          62,724
 Other liabilities                    108,859          44,834            -
                                      226,995         106,326          62,724

Stockholders' equity
 Common stock                       3,240,000       3,240,000       3,240,000
 Additional paid-in capital        17,290,000      17,290,000      17,290,000
 Retained earnings                 38,788,018      36,274,102      32,058,498
 Accumulated other comprehensive
  income                              697,268         438,468         496,711
   Total stockholders' equity      60,015,286      57,242,570      53,085,209

   Total liabilities and
    stockholders' equity           60,242,281      57,348,896      53,147,933

                                            Years Ended December 31,
Statements of Income                 2002            2001            2000

Interest revenue                       37,066          25,816           3,690
Dividend revenue                       37,792          34,090          25,676
Dividends from subsidiary           1,944,000       2,698,800       2,076,400
Equity in undistributed income
 of subsidiary                      3,612,515       2,695,465       3,548,585
Gain on sale of real estate           267,844            -               -
Rental income and other fees            2,748           2,700           2,700
                                    5,901,965       5,456,871       5,657,051

Expenses
 Occupancy                             15,831           6,115          24,898
 Furniture and equipment                2,014           1,968           1,904
 Other                                 21,263          36,044          15,168
                                       39,108          44,127          41,970

Income before income taxes          5,862,857       5,412,744       5,615,081
Income taxes (benefit)                108,941          (1,660)         (9,477)

Net income                          5,753,916       5,414,404       5,624,558

           Calvin B. Taylor Bankshares, Inc.
                    and Subsidiary
      Notes to Consolidated Financial Statements

17.	Parent Company Financial Information (Continued)

                                            Years Ended December 31,
                                     2002            2001            2000
Statements of Cash Flows

Cash flows from operating activities
 Interest and dividends received    2,012,520       2,749,579       2,105,906
 Rental payments received              24,348          35,700           2,700
 Cash paid for operating expenses     (27,234)        (44,008)        (19,969)
 Income taxes refunded                  1,727          22,445          18,101
                                    2,011,361       2,763,716       2,106,738

Cash flows from investing activities
 Certificates of deposit purchased,
  net of maturities                 1,500,000      (1,500,000)        100,000
 Purchase of investments available
  for sale                               -            (15,767)       (297,474)
 Proceeds from maturities of
  investments held to maturity      1,500,000            -               -
 Purchase of investments held
  to maturity                      (1,987,395)           -               -
 Proceeds from sale of premises
  and equipment                       500,000            -               -
 Purchase of premises and equipment      -            (64,126)           -
                                    1,512,605      (1,579,893)       (197,474)

Cash flows from financing activities
 Dividends paid                    (3,240,000)     (1,198,800)     (1,976,400)
Net increase (decrease) in cash       283,966         (14,977)        (67,136)

Cash at beginning of year              69,638          85,615         151,751
Cash at end of year                   353,604          69,638          84,615


Reconciliation of net income
 to net cash provided by operating
 activities
  Net income                        5,753,916       5,414,404       5,624,558
  Adjustments to reconcile
   net income to net cash used
   in operating activities
   Undistributed net income
    of subsidiary                  (3,612,515)     (2,695,465)     (3,548,585)
   Accretion of discount on
    debt securities                   (11,835)           -               -
   Depreciation                        33,475          33,120          29,200
   Gain on sale of assets            (267,844)           -               -
   Increase (decrease) in
    deferred income taxes and
    other liabilities                  64,106          44,900           5,769
   Decrease (increase) in
    other assets                       52,058         (33,243)         (4,204)
                                    2,011,361        2,763,716      2,106,738

            Calvin B. Taylor Bankshares, Inc.
                     and Subsidiary
       Notes to Consolidated Financial Statements


18.	Quarterly Results of Operations (Unaudited)

                                        Three months ended
                    December 31,  September 30,      June 30,       March 31,
2002
Interest revenue     4,227,559      4,553,255       4,555,972       4,442,099
Interest expense       835,131        995,620       1,036,065       1,170,781
Net interest income  3,392,428      3,557,635       3,519,907       3,271,318
Provision for loan
 losses                 25,000           -               -               -
Net income           1,441,829      1,491,997       1,540,177       1,279,913
Comprehensive income 1,500,543      1,658,031       1,608,412       1,245,730
Earnings per share       $0.45          $0.46           $0.47           $0.40

2001
Interest revenue     4,804,117      5,003,872       4,882,457       4,854,908
Interest expense     1,550,131      1,626,675       1,542,283       1,529,299
Net interest income  3,253,986      3,377,197       3,340,174       3,325,609
Provision for loan
 losses                 22,985           -               -               -
Net income           1,165,144      1,400,912       1,491,492       1,356,856
Comprehensive income 1,126,589      1,416,605       1,453,466       1,359,501
Earnings per share       $0.36          $0.43           $0.46           $0.42

2000
Interest revenue     5,059,947      5,056,443       4,678,198       4,645,448
Interest expense     1,527,302      1,498,739       1,400,906       1,433,084
Net interest income  3,532,645      3,557,704       3,277,292       3,212,364
Provision for loan
 losses                 68,000         23,000          41,000          42,080
Net income           1,438,189      1,583,917       1,306,325       1,296,127
Comprehensive income 1,502,283      1,665,605       1,308,822       1,364,565
Earnings per share       $0.44          $0.49           $0.40           $0.40