Form 10-Q
period 2003-03-31
TAYLOR CALVIN B BANKSHARES INC
filed 2003-05-08
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2003

Commission File Number:  000-50047

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
The registrant had 3,240,000 shares of common stock
($1.00 par) outstanding as of April 30, 2003.


Calvin B. Taylor Bankshares, Inc. and Subsidiary
Form 10-Q
Index


Part I  - Financial Information                           Page

Item 1	Consolidated Financial Statements
             Consolidated Balance Sheets                   3
             Consolidated Statements of Income             4
             Consolidated Statements of Cash Flows         5
             Notes to Financial Statements                 6

Item 2	Management's Discussion and Analysis of
            Financial Condition and Results of Operation   7-10

Item 3      Quantitative and Qualitative Disclosures
            About Market Risks                             10

Item 4      Controls and Procedures                        11

Part II -       Other Information
Item 1      Legal Proceedings                              12
Item 2      Changes in Securities and Use of Proceeds      12
Item 3      Defaults Upon Senior Securities	           12
Item 4      Submission of Matters to a Vote of
            Security Holders                               12
Item 5      Other Information                              12
Item 6      Exhibits and Reports on Form 8-K               12

Signatures                                                 13

Attachments:
Certification of Principal Executive Officer and
  Principal Financial Officer (Section 906,
  Sarbanes-Oxley Act of 2002)                              14
Certification of Principal Executive Officer
 (Section 302, Sarbanes-Oxley Act of 2002)                 15
Certification of Principal Financial Officer
 (Section 302, Sarbanes-Oxley Act of 2002)                 16


Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part I - Financial Information

Consolidated Balance Sheets

                                     (unaudited)
                                         March     December
                                          2003        2002
Assets
Cash and due from banks                18,128,997  21,051,412
Federal funds sold                     43,560,048  54,821,617
Interest-bearing deposits               1,632,294   1,432,205
Investment securities available
 for sale                               8,388,060   8,390,550
Investment securities held to
 maturity (approximate fair value
 of 117,510,526 and 115,470,092)      116,570,170 114,181,749
Loans, less allowance for loan
 losses of 2,182,665 and 2,181,135    167,819,932 161,824,677
Premises and equipment                  6,096,967   5,745,842
Accrued interest income                 1,402,520   1,405,587
Other assets                              398,807     389,307
                                      363,997,795 369,242,946

Liabilities and Stockholders' Equity
Deposits
  Noninterest-bearing                  63,968,675  73,289,541
  Interest-bearing                    229,535,328 228,205,925
                                      293,504,003 301,495,466
Securities sold under agreements
 to repurchase                          3,496,842   4,029,100
Pending purchases of investment
 securities                             4,445,000   2,990,830
Accrued interest payable                  204,433     243,468
Note payable                              194,555     198,912
Accrued income taxes                      742,756     106,514
Other liabilities                          59,746     163,370
                                      302,647,335 309,227,660
Stockholders' equity
 Common stock, par value $1 per
  share authorized 10,000,000 shares,
  issued and issued and outstanding
  3,240,000 shares                      3,240,000   3,240,000
  Additional paid in capital           17,290,000  17,290,000
  Retained earnings                    40,140,523  38,788,018
                                       60,670,523  59,318,018
  Net unrealized gain on securities
   available for sale                     679,937     697,268
                                       61,350,460  60,015,286
                                      363,997,795 369,242,946



Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)

                             For the three months ended March 31,
                                          2003        2002
Interest and dividend revenue
                                      363,997,795 369,242,946
  Loans, including fees                 3,026,791   3,260,478
  U.S. Treasury and Agency securities     756,863     874,386
  State and municipal securities           49,045      61,038
  Federal funds sold                      133,640     220,517
  Deposits with banks                      10,042      10,522
  Equity securities                        17,040      15,158
   Total interest and dividend revenue  3,993,421   4,442,099

Interest expense
  Deposit interest                        657,727   1,160,399
  Other                                     5,830      10,382
   Total interest expense                 663,557   1,170,781
     Net interest income                3,329,864   3,271,318

Provision for loan losses                    -           -
  Net interest income after
   provision for loan losses            3,329,864   3,271,318

Other operating revenue
  Service charges on deposit accounts     257,571     218,719
  Miscellaneous revenue                   115,485      94,458
   Total other operating revenue          373,056     313,177

Other expenses
  Salaries and employee benefits          921,320     864,189
  Occupancy                               128,638     119,316
  Furniture and equipment                 142,282     157,485
  Other operating                         424,175     472,392
   Total other expenses                 1,616,415   1,613,382

Income before income taxes              2,086,505   1,971,113
Income taxes                              734,000     691,200

Net income                              1,352,505   1,279,913

Basic earnings per share                     0.42        0.40




Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)


                             For the three months ended March 31,
                                          2003        2002
Cash flows from operating activities
  Interest received                     3,961,786   4,454,002
  Fees and commissions received           372,813     313,169
  Interest paid                          (702,594) (1,242,958)
  Cash paid to suppliers and employees (1,538,160) (1,556,159)
  Income taxes paid                       (97,758)     (2,679)
                                        1,996,087   1,965,375
Cash flows from investing activities
  Proceeds from maturities of
   investment securities held to
   maturity                            29,910,000  17,365,000
  Purchase of investment securities
   held to maturity                   (30,835,292)(20,481,124)
  Purchases of premises, equipment,
   and intangibles                       (531,356)   (291,262)
  Loans made, net of principal
   collected                           (5,995,255) (1,110,602)
                                       (7,451,903) (4,517,988)
Cash flows from financing activities
  Net change in time deposits          (1,346,600)(23,586,913)
  Net change in other deposits         (6,644,863) 24,514,861
  Net change in repurchase agreements    (532,258)     (8,441)
  Payment on mortgage obligation           (4,357)     (4,104)
  Dividend paid                              -     (1,944,000)
                                       (8,528,078) (1,028,597)

Net increase (decrease) in cash       (13,983,894) (3,581,210)
Cash and equivalents at beginning of
 period                                75,873,029  72,786,922
Cash and equivalents at end of period  61,889,135  69,205,712

Reconciliation of net income to net
 cash provided from operating activities

  Net income                            1,352,505   1,279,913
  Adjustments
   Depreciation and amortization          168,492     153,964
   Security discount accretion, net
    of premium amortization               (34,702)    (27,881)
   (Gain) loss on disposition of assets      -          8,343
   Decrease (increase) in accrued interest
     receivable and other assets          (53,946)     65,844
   Increase (decrease) in accrued
     interest payable and other
     liabilities                          563,738     485,192
                                        1,996,087   1,965,375


Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Financial Statements


1.	Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position and results of operations have been made. These adjustments are of a normal recurring nature. Results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the audited consolidated financial statements and related footnotes for the Registrant's fiscal period ended December 31, 2002.

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

2.     Comprehensive Income

     Comprehensive income consists of:

                             For the three months ended March 31,
                                          2003        2002

Net income                              1,352,505   1,279,913
Unrealized gain (loss) on investment
 securities available for sale, net
 of income taxes                          (17,331)    (34,183)
Comprehensive income                    1,335,174   1,245,730

3.     Loan commitments

     Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts.
Outstanding loan commitments and letters of credit consist of:

                                       March 31,  December 31,
                                          2003        2002

Loan commitments                       22,091,092  22,434,081
Standby letters of credit               1,914,777   1,726,127

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part I.  Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Condition, Liquidity and Sources of Capital

     Total assets of the Company decreased $5.2 million from December 31, 2002 to March 31, 2003. During the first quarter of the year, the Bank typically experiences a decline in deposits since business customers are using their deposits to meet cash flow needs. Generally, this situation reverses late in the second quarter of the year as the Bank receives loan repayments from seasonal business customers, and deposits from summer residents and tourists.

     During the first quarter of 2003, the Bank's loan portfolio increased $6.0 million. Funding for these loans was provided primarily by a reduction in overnight federal funds sold. As loans earn at a higher rate than federal funds sold, this shift has a positive impact on earnings.

     The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level relies on management's judgment about factors affecting loan quality and anticipated changes in the composition and size of the portfolio, as well as assumptions about the economy. Historically,
the Company has low loan charge-offs.  	The Bank's target levels for the
allowance as a percentage of gross loans range from approximately 1.00% to




Financial Condition, Liquidity and Sources of Capital (continued)

1.35%.   Based on review of the consolidated loan portfolio, the Company determined that an allowance of 1.28% of gross loans was adequate as of March 31, 2003. At December 31, 2002, the allowance was 1.33% of gross loans. At March 31, 2003, there were no non-accruing loans and loans delinquent ninety days or more, excluding non-accruing loans, totaled $227,041 or .13% of the portfolio.

     The company's major sources of liquidity are loan repayments, maturities of short-term investments including federal funds sold, and increases in core deposits. Throughout the first quarter of the year, when the Bank typically experiences a decline in deposits, federal funds sold, and investment securities are primary sources of liquidity. During the second quarter of the year, additional sources of liquidity become more readily available as business borrowers start repaying loans, and the Bank receives seasonal deposits. Throughout the second and third quarters the Bank maintains a high liquidity level. Funds from seasonal deposits are generally invested in short-term U.S. Treasury Bills and overnight federal funds. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 62.54% for the first quarter of 2003, compared to 58.36% for the first quarter of 2002.

     At March 31, 2003, the Company's interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 12.86%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.

     Tier one risk-based capital ratios of the Company as of March 31, 2003 and 2002 were 38.89% and 34.60%, respectively. Both are substantially in excess of regulatory minimum requirements.


Results of Operations

     The following discussion contains certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of the Private Litigation Securities Reform Act of 1995.

     Net income for the three months ended March 31, 2003, was $1,352,505 or $.42 per share, compared to $1,279,913 or $.40 per share for the first quarter of 2002. This represents an increase of $72,592. The primary reasons for the increase in net income are higher net interest income and other operating revenues. Net interest income increased $58,546 in the first quarter of 2003 as compared to the first quarter of 2002 due an improved interest spread and higher balances of both interest-earning assets and interest-bearing liabilities. Although rates on both assets and liabilities are lower than they were for the same period last year, the Bank has tried to maintain loan rates while making timely reductions in deposit rates in response to market conditions. Market rate reductions have also diminished rates of return on federal funds sold and investment securities.


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

     No provision for loan losses was made in the first quarters of 2003 or 2002. Loans charged-off during the first quarter of 2003 totaled $1,736. Loans charged-off during the first quarter of 2002 totaled $7,775.

     Other operating revenues exceed last year primarily due to additional activity fees on a larger deposit portfolio and increases to the Bank's fee schedule in Spring 2002.

     Other expense variances include an increase in salaries and benefits of $57.1 thousand, of which $32.3 thousand is increased salaries. The Bank employed 97 full time equivalent employees as of March 31, 2003. The Bank hires seasonal employees during the summer. The Company has no employees other than those hired by the Bank.

     Other expense variances also include a decrease of $48.2 thousand in other operating expenses. Significant downward variances in postage and stationery & supplies expense may be due, in part, to the timing of payments, in addition to reflecting an effort to reduce unnecessary mailings. A $16.9 thousand decrease in telephone expense is due to changing vendors.

     Income taxes are $42,800 higher than last year, on a pre-tax income increase of $115,392.

Plans of Operation

     The Bank conducts general commercial banking businesses in its service area of Worcester County, Maryland and Sussex County, Delaware, while also emphasizing the banking needs of individuals and small- to medium-sized businesses and professional concerns. The Bank offers a full range of federally insured deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and time deposits of various types ranging from daily money market accounts to longer-term certificates of deposit.

     The Company, through the Bank, offers a full range of short- to medium-term commercial and personal loans, and originates mortgage loans, including real estate construction and acquisition loans. The Bank has the intent and the ability to hold loans that their portfolios.

     Other bank services include cash management services, 24-hour ATM's, credit cards, debit cards, safe deposit boxes, travelers' checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank offers bank-by-phone and Internet banking services, including electronic bill-payment, to both commercial and retail customers.


Capital Resources and Adequacy

     Total stockholders' equity increased $1,335,174 from December 31, 2002 to March 31, 2003. This change is attributable to the comprehensive income recorded during the period, as detailed in Note 2 of the Notes to Financial Statements.

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


Item 4.  Controls and procedures

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
















Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part II. Other Information


Item 1	Legal Proceedings
        Not applicable

Item 2	Changes in Securities and Use of Proceeds
        Not applicable

Item 3	Defaults Upon Senior Securities
        Not applicable

Item 4	Submission of Matters to a Vote of Security Holders
        Not applicable

Item 5	Other information
        Not applicable.

Item 6	Exhibits and Reports on Form 8-K
        a)      Exhibits
                Proxy Statement dated March 18, 2003, is incorporated by reference.

       b)       Reports on Form 8-K
                There were no reports on Form 8-K filed for the quarter ended March 31, 2003.













SIGNATURES

     Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



		Calvin B. Taylor Bankshares, Inc.




Date:  May 9, 2003         By:/s/Reese F. Cropper, Jr.
                                 Reese F. Cropper, Jr.,
                                 Chairman & Chief Executive Officer
                                (Principal Executive Officer)

Date:  May 9, 2003         By:/s/Jennifer G. Hawkins
                                 Jennifer G. Hawkins
                                 Treasurer
                                (Principal Financial Officer)


Certification of Principal Executive Officer and Principal
Financial Officer Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2003 of the Registrant (the "Report"):


(1)   The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of
1934, as amended; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



		Calvin B. Taylor Bankshares, Inc.




Date:  May 9, 2003         By:/s/Reese F. Cropper, Jr.
                                 Reese F. Cropper, Jr.,
                                 Chairman & Chief Executive Officer
                                (Principal Executive Officer)

Date:  May 9, 2003         By:/s/Jennifer G. Hawkins
                                 Jennifer G. Hawkins
                                 Treasurer
                                (Principal Financial Officer)



Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Reese F. Cropper, Jr., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Calvin B.
Taylor Bankshares, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and
c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

		Calvin B. Taylor Bankshares, Inc.

Date:  May 9, 2003         By:/s/Reese F. Cropper, Jr.
                                 Reese F. Cropper, Jr.,
                                 Chairman & Chief Executive Officer
                                (Principal Executive Officer)


Certification of Principal Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jennifer G. Hawkins, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Calvin B.
Taylor Bankshares, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and
c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

		Calvin B. Taylor Bankshares, Inc.


Date:  May 9, 2003         By:/s/Jennifer G. Hawkins
                                 Jennifer G. Hawkins
                                 Treasurer
                                (Principal Financial Officer)