Form 10-Q
period 2003-06-30
TAYLOR CALVIN B BANKSHARES INC
filed 2003-08-04
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13(a) OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2003

Commission File Number:  000-50047

CALVIN B. TAYLOR BANKSHARES, INC.

I.R.S. Employer Identification No.: 52-1948274
State of incorporation: Maryland

Address of principal executive offices:
  24 North Main Street,  Berlin,  Maryland  21811
Issuer's telephone number: (410) 641-1700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13(a) or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES    X  	NO


State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest
practicable date:	The registrant had 3,240,000 shares of
common stock ($1.00 par) outstanding as of July 31, 2003.


Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Form 10-Q
Index


Part I  -  Financial Information                          Page

Item 1     Consolidated Financial Statements
             Consolidated Balance Sheets                    3
             Consolidated Statements of Income	            4-5
             Consolidated Statements of Cash Flows          6
             Notes to Financial Statements                  7

Item 2     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operation                                       8-11

Item 3     Quantitative and Qualitative Disclosures
            About Market Risks                             11

Item 4      Controls and Procedures                        11-12

Part II -       Other Information
Item 1      Legal Proceedings                              13
Item 2      Changes in Securities and Use of Proceeds      13
Item 3      Defaults Upon Senior Securities	           13
Item 4      Submission of Matters to a Vote of
            Security Holders                               13
Item 5      Other Information                              13
Item 6      Exhibits and Reports on Form 8-K               13-16

Signatures                                                 17




Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Part I - Financial Information
Consolidated Balance Sheets
                                  (unaudited)
                                   June            December
                                   2003            2002
Assets
Cash and due from banks          $ 25,228,850    $ 21,051,412
Federal funds sold                 48,407,495      54,821,617
Interest-bearing deposits           1,781,787       1,432,205
Investment securities available
  for sale                          9,300,622       8,390,550
Investment securities held to
  maturity (approximate fair
  value of $121,051,099 and
  $115,470,092)                   120,547,097     114,181,749
Loans, less allowance for loan
  losses of $2,183,265 and
  $2,181,135                      170,139,580     161,824,677
Premises and equipment              6,624,891       5,745,842
Accrued interest income             1,427,590       1,405,587
Other assets                          366,368         389,307
                                 $383,824,280    $369,242,946

Liabilities and Stockholders' Equity
Deposits
  Noninterest-bearing            $ 74,407,473    $ 73,289,541
  Interest-bearing                238,748,870     228,205,925
                                  313,156,343     301,495,466
Securities sold under
  agreements to repurchase          4,106,858       4,029,100
Pending purchases of investment
  securities                        2,410,000       2,990,830
Accrued interest payable              179,063         243,468
Note payable                          190,133         198,912
Accrued income taxes                   89,116         106,514
Other liabilities                     347,756         163,370
                                  320,479,269     309,227,660
Stockholders' equity
  Common stock, par value
    $1 per share authorized
    10,000,000 shares, issued
    and outstanding 3,240,000
    shares                          3,240,000       3,240,000
  Additional paid in capital       17,290,000      17,290,000
  Retained earnings                41,590,563      38,788,018
                                   62,120,563      59,318,018
  Net unrealized gain on
    securities available
    for sale                        1,224,448         697,268
                                   63,345,011      60,015,286
                                 $383,824,280    $369,242,946



Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

                             For the three months ended June 30,
                                   2003            2002
Interest and dividend revenue
  Loans, including fees         $  3,110,407    $  3,379,640
  U.S. Treasury and Agency
    securities                       704,492         927,630
  State and municipal securities      55,940          62,122
  Federal funds sold                 131,664         169,215
  Deposits with banks                 10,842          10,417
  Equity securities                   11,198           6,948
    Total interest and dividend
      revenue                      4,024,543       4,555,972

Interest expense
  Deposit interest                   553,803       1,027,029
  Other                                5,293           9,036
    Total interest expense           559,096       1,036,065

    Net interest income            3,465,447       3,519,917

Provision for loan losses                -               -
    Net interest income after
      provision for loan losses    3,465,447       3,519,907

Other operating revenue
  Service charges on deposit
    accounts                         268,079         253,727
  Miscellaneous revenue              147,885         138,097
    Total other operating revenue    415,964         391,824

Other expenses
  Salaries and employee benefits     908,810         858,642
  Occupancy                          122,068         105,010
  Furniture and equipment            121,522         119,319
  Other operating                    450,971         459,583
    Total other expenses           1,603,371       1,542,554

Income before income taxes         2,278,040       2,369,177
Income taxes                         828,000         829,000
Net income                      $  1,450,040    $  1,540,177

Basic earnings per share        $       0.45    $       0.47



Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)
(Continued)

                             For the six months ended June 30,
                                   2003          2002
Interest and dividend revenue
  Loans, including fees         $  6,137,198  $  6,640,117
  U.S. Treasury and Agency
    securities                     1,461,355     1,802,016
  State and municipal securities     104,985       123,160
  Federal funds sold                 265,304       389,732
  Deposits with banks                 20,884        20,939
  Equity securities                   28,238        22,106
    Total interest and dividend
      revenue                      8,017,964     8,998,070

Interest expense
  Deposit interest                 1,211,530     2,187,427
  Other                               11,124        19,418
    Total interest expense         1,222,654     2,206,845

    Net interest income            6,795,310     6,791,225

Provision for loan losses                -             -
    Net interest income after
      provision for loan losses    6,795,310     6,791,225

Other operating revenue
  Service charges on deposit
    accounts                         525,650       472,447
  Miscellaneous revenue              263,371       232,555
    Total other operating revenue    789,021       705,002

Other expenses
  Salaries and employee benefits   1,830,129     1,722,832
  Occupancy                          250,706       224,326
  Furniture and equipment            263,804       276,804
  Other operating                    875,147       931,975
    Total other expenses           3,219,786     3,155,937

Income before income taxes         4,364,545     4,340,290
Income taxes                       1,562,000     1,520,200
Net income                       $ 2,802,545   $ 2,820,090

Basic earnings per share         $      0.86   $      0.87




Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

                             For the six months ended June 30,
                                  2003          2002
Cash flows from operating activities
  Interest received             $  7,946,860  $  8,571,635
  Fees and commissions received      722,210       704,900
  Interest paid                   (1,287,060)   (2,381,486)
  Cash paid to suppliers and
    employees                     (2,908,417)   (2,895,906)
  Income taxes paid               (1,579,398)   (1,396,787)
                                   2,894,195     2,602,356

Cash flows from investing activities
  Proceeds from maturities of
    investment securities         58,280,000    34,875,000
  Purchase of investment
    securities held to
    maturity                     (65,288,219)  (43,239,805)
  Certificates of deposit
    purchased, net of
    redemptions                     (349,582)     (100,518)
  Purchases of premises, equipment,
    and intangibles               (1,188,031)     (408,542)
  Loans made, net of principal
    collected                     (8,314,903)   (6,078,348)
  Proceeds from sales of equipment       -             -
                                 (16,860,735)  (14,952,213)

Cash flows from financing activities
  Net change in time deposits     (1,591,962)   (6,301,875)
  Net change in other deposits    13,252,840    16,668,822
  Net change in repurchase
    agreements                        77,758       (28,825)
  Payment on mortgage obligation      (8,780)       (8,270)
  Dividend paid                          -      (1,944,000)
                                  11,729,856     8,385,852

Net increase (decrease) in cash   (2,236,684)   (3,964,005)
Cash and equivalents at
  beginning of period             75,873,029    72,786,922
Cash and equivalents at
  end of period                 $ 73,636,345  $ 68,822,917


Reconciliation of net income to net
  cash provided from operating
  activities
  Net income                    $  2,802,545  $  2,820,090
  Adjustments
    Depreciation and amortization    317,647       307,928
    Deferred income tax                  -             -
    Provision for loan losses            -             -
    Security discount accretion,
      net of premium amortization    (49,101)      (50,646)
    (Gain) loss on disposition
       of assets                         -           8,343
    Decrease (increase) in accrued
      interest receivable and
      other assets                    (7,730)     (301,856)
    Increase (decrease) in accrued
      interest payable and
      other liabilities             (169,166)     (181,503)
                                $  2,894,195  $  2,602,356


Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Notes to Financial Statements


1.	Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been made. These adjustments are of a normal recurring nature. Results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the audited consolidated financial statements and related footnotes for the Registrant's fiscal period ended December 31, 2002.

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

2.   Comprehensive Income

     Comprehensive income consists of:

                                  Six months ended June 30,
                                  2003            2002

Net income                     $  2,802,545    $  2,820,090
Unrealized gain (loss) on
 investment securities
 available for sale, net of
 income taxes                       527,180          34,052
Comprehensive income           $  3,329,725    $  2,854,142


3.   Loan commitments

     Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Outsatnding loan commitments and letters of credit consist of:

                                  June 30         June 30
                                  2003            2002

Loan commitments               $ 25,011,480    $  2,820,090


Standby letters of credit      $  2,629,094    $  2,450,483


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

General

     Calvin B. Taylor Bankshares, Inc. (the "Company") was incorporated as a Maryland corporation on October 31, 1995. The Company owns all of the stock of Calvin B. Taylor Banking Company (the "Maryland Bank"), a commercial bank that was established in 1890 and incorporated under the laws of the State of Maryland on December 17, 1907. The Bank operates nine banking offices in Worcester County, Maryland and one banking office in Ocean View, Delaware. The Bank's administrative office is located in Berlin, Maryland. The Maryland Bank is engaged in a general commercial and retail banking business serving individuals, businesses, and governmental units in Worcester County, Maryland, Ocean View, Delaware, and neighboring counties.

     The Company currently engages in no business other than owning and managing the Maryland Bank.


Financial Condition

     Total assets of the Company increased $14.6 million from December 31, 2002 to June 30, 2003. Combined deposits and customer repurchase agreements increased $11.7 million during the same period. During the first quarter of the year, the Bank typically experiences a decline in deposits since business customers are using their deposits to meet cash flow needs. Generally, this situation reverses late in the second quarter of the year as the Bank receives loan repayments from seasonal business customers, and deposits from summer residents and tourists. During the first six months of 2002 and 2003, this traditional pattern has not applied. Management believes that adverse conditions in the stock markets have contributed to unusually large increases in deposits throughout the first halves of this year and last year.

     During the first six months of 2003, the Bank's loan portfolio has increased $8.3 million. Funding for these loans was provided by growth in deposits. This increase in loans does not negatively impact the Company's ability to meet liquidity demands.

     The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and anticipated changes in the composition and size of the portfolio, as well as assumptions about the economy. Historically, the Company has low loan charge-offs. The Bank's target level for its allowance as a percentage
of gross loans range from approximately 1.00% to 1.35%.   Based on a review
of the consolidated loan portfolio, the Company determined that an allowance of 1.27% of gross loans was adequate as of June 30, 2003. At December 31, 2002, the allowance was 1.33% of gross loans. At June 30, 2003, there were no non-accruing loans. Loans delinquent ninety days or more totaled $373,252 or .22% of the portfolio.

Liquidity

     The Company's major sources of liquidity are loan repayments, maturities of short-term investments including federal funds sold, and increases in core deposits. Throughout the first quarter of the year, when the Bank typically experiences a decline in deposits, federal funds sold and investment securities are primary sources of liquidity. During the second quarter of the year, additional sources of liquidity become more readily available as business borrowers start repaying loans, and the Bank receives seasonal deposits. Throughout the second and third quarters the Bank maintains a high liquidity level. Funds from seasonal deposits are generally invested in short-term U.S. Treasury Bills and overnight federal funds. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 62.62% for the second quarter of 2003 compared to 62.54% for the first quarter of 2003 and 57.28% for the second quarter of 2002. This increase in liquidity is primarily due to the rapid growth in deposits which has not been accompanied by a corresponding increase in demand for loans.

     At June 30, 2003 the Company's interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 13.29%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. Both banks have classified their demand mortgage and commercial loans as immediately repricing. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.


Results of Operations

     Net income for the three months ended June 30, 2003, was $1,450,040 or $.45 per share, compared to $1,540,177 or $.47 per share for the first quarter of 2002. This represents a decrease of $90,137 or 5.85% from the prior year. Year to date net income has decreased $17,545 or $.01 per share from $2,820,090 or $.87 per share in 2002 to $2,802,545 or $.86 per share in
2003. The key components of net income are discussed in the following paragraphs.

     Net interest income decreased $54,460 in the first six months of 2003 as compared to the first six months of 2002. This decrease is attributable to a falling market rates, which are causing a continuing repricing of federal funds sold and the Bank's investment portfolio. The Company's net interest income is one of the most important factors in evaluating its financial performance. Management uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease one hundred basis points, and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience a decrease of less than five percent in net interest income. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans or deposits.

     No provision for loan losses was made in the first half of 2003 or 2002. Loans charged-off, net of recoveries, during the first half of 2003 totaled $2,130. Loans charged-off, net of recoveries, for the same period in 2002 totaled $20,920.

     Other operating revenues exceed last year primarily due to additional activity fees on a larger deposit portfolio and increases to the Bank's fee schedule in Spring 2002.

     Other expense variances include an increase in salaries and benefits of $107.3 thousand, O whoich $51.9 thousand is increased salaries and $35.8 thousand is group insurance premium increases. The Bank employed 97 full time equivalent employees as of June 30, 2003. The Bank hires seasonal employees during the summer. The Company has no employees other than those hired by the Bank.

     Other expense variances also include a decrease of $56.8 thousand in other operating expenses. Significant downward variances in postage, stationery and supplies exoense may be due, in part, to the timing of payments, in addition to reflecting an effort to reduce unneccesary mailings. A $16.2 thousand decrease in telephone expense is due to changing vendors. Teller shortages, net of overages, are down $11.7 thousand due to improved accuracy and transaction processing with a new teller platform.

     Income taxes are $41.8 thousand higher than last year, on a pre-tax income increase of $24.3 thousand, due to an increase in the Company's effective tax rate. This is the result of tax-favored income becoming a smaller percentage of total revenues.

Plans of Operation

     The Bank conducts general commercial banking businesses in its service area, of Worcester County, Maryland and Sussex County, Delaware, while emphasizing the banking needs of individuals and small- to medium-sized businesses and professional concerns. The Bank offers a full range of federally insured deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types ranging from daily money market accounts to longer-term certificates of deposit.

     The Company, through the Bank, offers a full range of short- to medium-term commercial and personal loans, and originates mortgage loans, including real estate construction and acquisition loans. The Bank has the intent and the ability to hold loans that it originate in its portfolio.

     Other bank services include cash management services, 24-hour ATM's, credit cards, debit cards, safe deposit boxes, travelers' checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank offers bank-by-phone and Internet banking services, including electronic bill-payment, to both commercial and retail customers.


Capital Resources and Adequacy

     Total stockholders' equity increased $3,329,725 from December 31, 2002 to June 30, 2003. This increase is attributable to comprehensive income recorded during the period, as detailed in Note 2 of the Notes to Financial Statements.

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

     Tier one risk-based capital ratios of the Company as of June 30, 2003 and 2002 were 36.74% and 36.36%, respectively. Both are substantially in excess of regulatory minimum requirements.

Website Access to SEC Reports

     The Bank maintians an Internet webiste at www.taylorbank.com. The Company's periodic SEC reports, inclduing annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, are accesssible through this website. Access to these filings is free of charge. The reports are available as soon as practicable after they are filed electronically with the SEC.


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





Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Part II. Other Information


Item 1       Legal Proceedings
             Not applicable

Item 2       Changes in Securities and Use of Proceeds
             Not applicable

Item 3       Defaults Upon Senior Securities
             Not applicable

Item 4 Submission of Matters to a Vote of Security Holders The Company held its annual meeting on May 7, 2003, during which the items detailed in the proxy statement dated March 18, 2003, were approved. This includes the reelection f the Board of Directors.

Item 5       Other information
             Not applicable.

Item 6       Exhibits and Reports on Form 8-K
             a)   Exhibits
                  2. Proxy Statement dated March 18, 2003, is incorporated by reference.
                  31. Certifications of Principal Executive Officer and Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002 are presented on pages 14 and 15, respectively.
                  32. Certification of Principal Executive Officer and Principal Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002 is presented on page 17.

             b)   Reports on Form 8-K
                  There were no reports on Form 8-K filed for the quarter ended June 30, 2003.













                           Exhibit 31
            Certification of Principal Executive Officer
      Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

		Calvin B. Taylor Bankshares, Inc.

Date:  August 4, 2003      By:/s/Reese F. Cropper, Jr.
                                 Reese F. Cropper, Jr.,
                                 Chairman & Chief Executive Officer
                                (Principal Executive Officer)



                            Exhibit 31
            Certification of Principal Financial Officer
      Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

		Calvin B. Taylor Bankshares, Inc.


Date:  August 4, 2003      By:/s/Jennifer G. Hawkins
                                 Jennifer G. Hawkins
                                 Treasurer
                                (Principal Financial Officer)




                         Exhibit 32
           Certification of Principal Executive Officer
                and Principal Financial Officer
                  Pursuant to 18 U.S.C. 1350
        (Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended June 30, 2003 of the Registrant (the "Report"):

(1)     The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of
1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




                             Calvin B. Taylor Bankshares, Inc.




Date: August 4, 2003         By: /s/ Reese F. Cropper, Jr.
                             Reese F. Cropper, Jr.,
                             Chairman & Chief Executive Officer
                             (Principal Executive Officer)


Date: August 4, 2003         By: /s/ Jennifer G. Hawkins
                             Jennifer G. Hawkins
                             Treasurer
                             (Principal Financial Officer)





                        SIGNATURES

     Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            Calvin B. Taylor Bankshares, Inc.




Date: August 4, 2003	     By: /s/ Reese F. Cropper, Jr.
                             Reese F. Cropper, Jr.,
                             Chairman & Chief Executive Officer


Date: August 4, 2003	     By: /s/ Jennifer G. Hawkins
                             Jennifer G. Hawkins
                             Treasurer