Form 10-Q
period 2003-09-30
TAYLOR CALVIN B BANKSHARES INC
filed 2003-11-06
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

Commission File Number:  000-50047

CALVIN B. TAYLOR BANKSHARES, INC.

I.R.S. Employer Identification No.: 52-1948274
State of incorporation: Maryland

Address of principal executive offices: 24 North Main
Street, Berlin, Maryland 21811
Issuer's telephone number: (410) 641-1700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES    X  	NO


State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest
practicable date:	The registrant had 3,228,160 shares of
common stock ($1.00 par) outstanding as of October 31, 2003.


Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Form 10-Q
Index


Part I  -  Financial Information                           Page

Item 1  Consolidated Financial Statements
        Consolidated Balance Sheets                           3
        Consolidated Statements of Income                     4-5
        Consolidated Statements of Cash Flows                 6
        Notes to Financial Statements                         7

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operation                    8-11

Item 3  Quantitative and Qualitative Disclosures About
        Market Risks                                          11

Item 4  Controls and Procedures                               11-12

Part II -  Other Information

Item 1  Legal Proceedings                                     13
Item 2  Changes in Securities and Use of Proceeds             13
Item 3  Defaults Upon Senior Securities                       13
Item 4  Submission of Matters to a Vote of Security
            Holders                                           13
Item 5  Other Information                                     13
Item 6  Exhibits and Reports on Form 8-K                      13-16

        Signatures                                            17






Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Part I - Financial Information
Consolidated Balance Sheets
                                         (unaudited)
                                          September       December
                                          2003            2002
Assets
Cash and due from banks                 $ 21,315,902    $ 21,051,412
Federal funds sold                        69,446,001      54,821,617
Interest-bearing deposits                  1,807,183       1,432,205
Investment securities available for sale   9,160,989       8,390,550
Investment securities held to maturity
  (approximate fair value of $141,188,658
   and $115,470,092)                     140,643,424     114,181,749
Loans, less allowance for loan losses
  of $2,185,520 and $2,181,135           163,816,310     161,824,677
Premises and equipment                     6,931,050       5,745,842
Accrued interest income                    1,354,725       1,405,587
Bank owned life insurance                  4,015,368            -
Other assets                                 475,156         389,307
                                        $418,966,108    $369,242,946

Liabilities and Stockholders' Equity
Deposits
  Noninterest-bearing                   $ 88,608,881    $ 73,289,541
  Interest-bearing                       259,866,056     228,205,925
                                         348,474,937     301,495,466
Securities sold under agreements
  to repurchase                            5,463,827       4,029,100
Pending purchases of investment securities   131,655       2,990,830
Accrued interest payable                     165,430         243,468
Note payable                                 185,644         198,912
Accrued income taxes                          55,816         106,514
Other liabilities                            277,767         163,370
                                         354,755,076     309,227,660
Stockholders' equity
  Common stock, par value $1 per share
   authorized 10,000,000 shares, issued
   and outstanding 3,240,000 shares at
   December 31, 2002, 3,228,260 shares
   at September 30, 2003                   3,228,260       3,240,000
  Additional paid in capital              16,879,375      17,290,000
  Retained earnings                       43,019,687      38,788,018
                                          63,127,322      59,318,018
  Net unrealized gain on securities
   available for sale                      1,083,710         697,268
                                          64,211,032      60,015,286
                                        $418,966,108    $369,242,946
See accompanying Notes to Consolidated Financial Statements


Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)


                                         (unaudited)
                                          September       December
                                          2003            2002

                                          For the three months ended
                                                 September 30
                                          2003            2002
Interest and dividend revenue
  Loans, including fees                 $  3,042,068    $  3,314,206
  U.S. Treasury and Agency securities        667,572         875,517
  State and municipal securities              57,325          50,190
  Federal funds sold                         154,312         297,203
  Deposits with banks                         10,924          10,996
  Equity securities                            2,333           5,143
    Total interest and dividend revenue    3,934,534       4,553,255

Interest expense
  Deposit interest                           468,017         983,556
  Other                                        5,762          12,065
    Total interest expense                   473,779         995,621

    Net interest income                    3,460,755       3,557,635

Provision for loan losses                        -               -
    Net interest income after
      provision for loan losses             3,460,755       3,557,635

Other operating revenue
  Service charges on deposit accounts        242,606         251,430
  Miscellaneous revenue                      142,521         130,279
    Total other operating revenue            385,127         381,709

Other expenses
  Salaries and employee benefits             870,982         844,671
  Occupancy                                  138,445         115,349
  Furniture and equipment                    148,602         143,871
  Other operating                            440,728         471,355
    Total other expenses                   1,598,757       1,575,246

Income before income taxes                 2,247,125       2,364,097
Income taxes                                 818,000         872,100
Net income                              $  1,429,125    $  1,491,997

Basic earnings per share                $      0.44     $       0.46
See accompanying Notes to Consolidated Financial Statements


Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

                                           For the nine months ended
                                                  September 30
                                           2003            2002
Interest and dividend revenue
  Loans, including fees                 $  9,179,266    $  9,954,324
  U.S. Treasury and Agency securities      2,128,927       2,677,533
  State and municipal securities             162,310         173,349
  Federal funds sold                         419,616         686,935
  Deposits with banks                         31,808          31,935
  Equity securities                           30,571          27,249
    Total interest and dividend revenue   11,952,498      13,551,325

Interest expense
  Deposit interest                         1,679,547       3,170,983
  Other                                       16,886          31,483
    Total interest expense                 1,696,433       3,202,466

    Net interest income                   10,256,065      10,348,859

Provision for loan losses                       -               -
    Net interest income after
      provision for loan losses           10,256,065      10,348,859

Other operating revenue
  Service charges on deposit accounts        768,256         723,877
  Miscellaneous revenue                      405,892         362,833
    Total other operating revenue          1,174,148       1,086,710

Other expenses
  Salaries and employee benefits           2,701,111       2,567,502
  Occupancy                                  389,151         339,675
  Furniture and equipment                    412,407         420,676
  Other operating                          1,315,874       1,403,329
    Total other expenses                   4,818,543       4,731,182

Income before income taxes                 6,611,670       6,704,387
Income taxes                               2,380,000       2,392,300
Net income                              $  4,231,670    $  4,312,087

Basic earnings per share                $      1.31     $      1.33
See accompanying Notes to Consolidated Financial Statements




Calvin B. Taylor Bankshares, Inc. and
Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

                                           2003            2002
Cash flows from operating activities
  Interest received                     $ 11,941,280    $ 13,838,534
  Fees and commissions received            1,158,902         979,903
  Interest paid                           (1,774,472)     (3,405,454)
  Cash paid to suppliers and employees    (4,515,229)     (4,311,990)
  Income taxes paid                       (2,430,698)     (2,235,847)
                                           4,379,783       4,865,146
Cash flows from investing activities
  Proceeds from maturities of investment
    securities                            86,215,000      67,142,815
  Purchase of investment securities held
    to maturity                         (115,658,517)    (95,108,703)
  Certificates of deposit purchased, net
    of redemptions                          (374,978)       (200,205)
  Purchases of premises, equipment, and
    intangibles                           (1,659,344)       (497,903)
  Loans made, net of principal collected  (1,991,634)      2,794,505
  Purchases of bank owned life insurance  (4,000,000)           -
                                         (37,469,473)    (25,869,491)
Cash flows from financing activities
  Net change in time deposits              1,522,793      (5,765,467)
  Net change in other deposits            45,456,679      49,813,468
  Net change in repurchase agreements      1,434,727       1,088,151
  Payment on note payable                    (13,269)        (12,498)
  Purchase and retirement of common stock   (422,366)           -
  Dividend paid                                 -         (1,944,000)
                                          47,978,564      43,179,654

Net increase (decrease) in cash           14,888,874      22,175,309
Cash and equivalents at beginning of
  period                                  75,873,029      72,786,922
Cash and equivalents at end of period   $ 90,761,903    $ 94,962,231

Reconciliation of net income to net cash
  provided from operating activities
  Net income                            $  4,231,670    $  4,312,087
  Adjustments
    Depreciation and amortization            472,945         469,571
    Deferred income tax                         -               -
    Provision for loan losses                   -               -
    Security discount accretion,
      net of premium amortization            (62,082)        (98,721)
    Increase in cash value of bank owned
      life insurance                         (15,368)           -
    (Gain) loss on disposition of assets       2,140           5,183
    Decrease (increase) in accrued interest
      receivable and other assets            (35,934)        353,157
    Increase (decrease) in accrued interest
      payable and other liabilities         (213,588)       (176,131)
                                        $  4,379,783    $  4,865,146
See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiaries
Notes to Financial Statements

1.	Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been made. These adjustments are of a normal recurring nature. Results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the audited consolidated financial statements and related footnotes for the Registrant's fiscal period ended December 31, 2002.

     Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

     Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

     Per share data
     Earnings per common share are determined by dividing net income by the weighted average of shares outstanding. The weighted average of common shares outstanding is 3,235,776 and 3,240,000 shares, for the nine months ending September 30, 2003 and 2002, respectively, and 3,235,110 and 3,240,000 shares, for the quarter ending September 30, 2003 and 2002, respectively.

2.     Comprehensive Income

     Comprehensive income consists of:

                                           For the nine months ended
                                                  September 30
                                           2003            2002

     Net income                          $  4,231,670    $  4,312,087
     Unrealized gain (loss) on investment
       securities available for sale,
       net of income taxes                    386,443         200,086
     Comprehensive income                $  4,618,113    $  4,512,173

3.     Loan commitments

     Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Outstanding loan commitments and letters of credit consist of:

                                           September 30,    December 31,
                                           2003             2002

Loan commitments                         $ 24,224,769     $ 22,253,644
Standby letters of credit                $  2,525,518     $  1,733,677


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

Financial Condition

     Total assets of the Company increased $49.7 million from December 31, 2002 to September 30, 2003. Combined deposits and customer repurchase agreements increased $48.4 million during the same period. During the first quarter of the year, the Bank typically experiences a decline in deposits since business customers are using their deposits to meet cash flow needs. Generally, this situation reverses late in the second quarter of the year as the Bank receives loan repayments from seasonal business customers, and deposits from summer residents and tourists. During first the nine months of 2002 and 2003, this traditional pattern has not applied. Management believes that adverse conditions in the stock markets have contributed to unusually large increases in deposits throughout the first halves of this year and last year.

     During the first nine months of 2003, the Bank's gross loan portfolio has increased $2.0 million. Funding for these loans was provided by growth in deposits. This increase in loans does not negatively impact the Company's ability to meet liquidity demands.

     The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and anticipated changes in the composition and size of the portfolio, as well as assumptions about the economy. Historically, the Company has
low loan charge-offs.  	The Bank's target level for its allowance as a
percentage of gross loans ranges from approximately 1.00% to 1.35%.   Based
on a review of the consolidated loan portfolio, the Company determined that an allowance of 1.32% of gross loans was adequate as of September 30, 2003 as compared to 1.33% of gross loans at December 31, 2002. At September 30, 2003, there were no non-accruing loans. Loans delinquent ninety days or more totaled $279,875 or .17% of the portfolio.

Liquidity

     The Company's major sources of liquidity are loan repayments, maturities of short-term investments including federal funds sold, and increases in core deposits. Throughout the first quarter of the year, when the Bank typically experiences a decline in deposits, federal funds sold and investment securities are primary sources of liquidity. During the second quarter of the year, additional sources of liquidity become more readily available as business borrowers start repaying loans, and the Bank receives seasonal deposits. Throughout the second and third quarters the Bank maintains a high liquidity level. Funds from seasonal deposits are generally invested in short-term U.S. Treasury Bills and overnight federal funds. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 67.47% for the third quarter of 2003 compared to 63.94% for the third quarter of 2002. This increase in liquidity is primarily due to the rapid growth in deposits, which has not been accompanied by a corresponding increase in demand for loans.


Results of Operations

     Net income for the three months ended September 30, 2003, was $1,429,125 or $.44 per share, compared to $1,491,997 or $.46 per share for the third quarter of 2002. This represents a decrease of $62,872 or 4.21% from the prior year. Year to date net income decreased $80,417 per share from $4,312,087 or $1.33 per share in 2002 to $4,231,670 or $1.31 per share in
2003. Significant reasons for the year to date decrease in net income are lower net interest income and higher non-interest expenses, offset in part by increased other operating revenue.

     Net interest income decreased $92,794 in the first nine months of 2003 as compared to the first nine months of 2002. Net interest income decreased $96,879 in the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This decrease, both year-to-date and for the most recent quarter, is attributable to declining yields on earning assets, particularly the Bank's investment security portfolio and federal funds sold. The Company's net interest income is one of the most important factors in evaluating its financial performance. Management uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease one hundred basis points, and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience a decrease of less than four percent in net interest income. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans or deposits.

     No provision for loan losses was made in the first three quarters of 2003 or 2002. Net charge-offs/(recoveries) were ($2,255) during the third quarter of 2003, and ($4,385) for the year-to-date. Net charge-offs/ (recoveries) during the third quarter of 2002, and the year-to-date, were ($2,839) and $25,456, respectively.

     Other operating revenue, including service charges on deposit accounts, increased $3.4 thousand from third quarter 2002 to third quarter 2003. For the year to date, other operating revenue has increased $87.4 thousand from 2002 to 2003. Revenue increases are primarily due to deposit services charges assessed against a larger deposit base and fee increases placed in effect in May 2002. Additionally, the Bank purchased Bank Owned Life Insurance policies at a cost of $4.0 million in August 2003. An increase in cash surrender value of $15.4 thousand on these policies is included in other operating revenue.

     Personnel expenses are higher for the nine months ended September 30, 2003 compared to the same period in 2002 due to general increases in salaries as well as increased health care costs. The bank, which hires seasonal employees during the summer, employed 97 full time equivalent employees as of September 30, 2003. The Company has no employees other than those hired by the bank.

     The Company's occupancy expense increased $23.1 thousand from first three quarters of 2002 to 2003, and $49.5 thousand for the comparative years-to-date. Notable factors contributing to this increase are increased landscaping and grounds maintenance costs incurred to improve the appearance of Bank properties and costs related to the ongoing construction project at the Berlin, Maryland office.

     Other expense variances also include quarterly and year-to-date decreases of $30.6 thousand and $87.5 thousand, respectively, in other operating expenses. Examination assessments are down $23.7 thousand due to the elimination of $28.3 thousand in fees assessed by the Delaware Bank Commissioner in 2002. Legal fees are down $35.4 thousand due to the attorneys' fees for the merger of the Delaware and Maryland subsidiary banks in September 2002.

     Third quarter income taxes are $54.1 thousand less than last year, on a pre-tax income decrease of $117.0 thousand. Year-to date income taxes are $12.3 thousand less than last year, on a pre-tax income decrease of $92.7 thousand. This is partially due to an increase in the Company's effective tax rate resulting from tax-favored income becoming a smaller percentage of total revenues.

Plans of Operation

     The Bank conducts general commercial banking businesses in its service area of Worcester County, Maryland and Sussex County, Delaware, while emphasizing the banking needs of individuals and small- to medium-sized businesses and professional concerns. The Bank offers a full range of federally insured deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and time deposits of various types ranging from daily money market accounts to longer-term certificates of deposit.

     The Company, through the Bank, offers a full range of short- to medium-term commercial and personal loans, and originates mortgage loans, including real estate construction and acquisition loans. The Bank has the intent and the ability to hold loans that it originates in its portfolio.

     Other bank services include cash management services, 24-hour ATM's, credit cards, debit cards, safe deposit boxes, travelers' checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank offers bank-by-phone and Internet banking services, including electronic bill-payment, to both commercial and retail customers.


Capital Resources and Adequacy

     Total stockholders' equity increased $4,195,746 from December 31, 2002 to September 30, 2003. This increase is attributable to the comprehensive income recorded during the period, as detailed in Note 2 of the Notes to Financial Statements, reduced by $422,367 used to purchase and retire 11,740 shares of common stock. Stock repurchases were at prices of $35.75 to $36.00 dollars per share.

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

     Tier one risk-based capital ratios of the Company as of September 30, 2003 and 2002 were 36.75% and 38.57%, respectively. Both are substantially in excess of regulatory minimum requirements.


Website Access to SEC Reports

     The Bank maintains an Internet website at www.taylorbank.com. The Company's periodic SEC reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, are accessible through this website. Access to these filings is free of charge. The reports are available as soon as practicable after they are filed electronically with the SEC.


Item 3.  Quantitative and Qualitative Disclosures About
Market Risk

     The Company's principal market risk exposure relates to interest rates on interest-earning assets and interest-bearing liabilities. Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company and the Bank are primarily monetary in nature.
Therefore, interest rates have a more significant effect on the Company's performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management monitors and seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.
     At September 30, 2003, the Company's interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 11.26%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.


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

Item 5          Other information
                Not applicable.

Item 6          Exhibits and Reports on Form 8-K
                a)   Exhibits
                     2. Proxy Statement dated March 18, 2003, is incorporated by reference.
                     31. Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are presented on pages 14 and 15, respectively.
                     32. Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is presented on page 16.

                b)   Reports on Form 8-K
                     There were no reports on Form 8-K filed for the quarter ended September 30, 2003.





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

		Calvin B. Taylor Bankshares, Inc.

Date:  November 6, 2003      By:/s/Reese F. Cropper, Jr.
                                 Reese F. Cropper, Jr.,
                                 Chairman & Chief Executive Officer
                                (Principal Executive Officer)



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

		Calvin B. Taylor Bankshares, Inc.


Date:  November 6, 2003      By:/s/Jennifer G. Hawkins
                                 Jennifer G. Hawkins
                                 Treasurer
                                (Principal Financial Officer)




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




                             Calvin B. Taylor Bankshares, Inc.




Date: November 6, 2003       By: /s/ Reese F. Cropper, Jr.
                             Reese F. Cropper, Jr.,
                             Chairman & Chief Executive Officer
                             (Principal Executive Officer)


Date: November 6, 2003       By: /s/ Jennifer G. Hawkins
                             Jennifer G. Hawkins
                             Treasurer
                             (Principal Financial Officer)





                        SIGNATURES

     Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            Calvin B. Taylor Bankshares, Inc.




Date: November 6, 2003	     By: /s/ Reese F. Cropper, Jr.
                             Reese F. Cropper, Jr.,
                             Chairman & Chief Executive Officer


Date: November 6, 2003	     By: /s/ Jennifer G. Hawkins
                             Jennifer G. Hawkins
                             Treasurer