Form 10-K
period 2003-12-31
TAYLOR CALVIN B BANKSHARES INC
filed 2004-03-11
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Check whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
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

Check if the registrant is an accelerated filer (as defined in Rule 12b-2
of the Act).     [X]


The aggregate market value of the Common Stock held by non-affiliates of the registrant on December 31, 2003, was $104,258,822. This calculation is based upon the last price known to the registrant at which its Common Stock was sold as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2003, which is $37.00 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

On February 29, 2004, 3,227,966 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Company's Proxy Statement for Annual Meeting of Shareholders to be held on May 12, 2004, is incorporated by reference in this Form 10-K in
Part III, Item 10, Item 11, Item 12, Item 13, and Item 14.



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



Banking Services

     The Bank offers a full range of deposit services including checking, NOW, Money Market, and savings accounts, and time deposits including certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market areas at rates competitive to those offered in the area. In addition, the Bank offers certain retirement account services, such as Individual Retirements Accounts ("IRAs"). All deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount allowed by law (generally, $100,000 per depositor subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

     The Company, through the Bank, also offers a full range of short- to
medium-term commercial and personal loans.   Commercial loans include both
secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Company originates commercial and residential mortgage loans and real estate construction and acquisition loans. These lending activities are subject to a variety of lending limits imposed by state and federal law. The Bank may not make any loans to any director or officer (except for commercial loans to directors who are not officers or employees) unless the Board of Directors of the Bank approves the loans. The Board of Directors must review any such loans every six months.

      Other bank services include cash management services, 24-hour ATM's, debit cards, safe deposit boxes, travelers' checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank offers bank-by-phone and Internet banking services, including electronic bill-payment, to both commercial and retail customers.

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

      The Bank employs traditional marketing media including local newspapers and radio, to attract new customers. Bank officers, directors, and employees are active in numerous community organizations and participate in community-based events. These activities and referrals of satisfied customers result in new business.

Employees

      As of December 31, 2003, the Bank employed 93 full-time equivalent employees. The Company's operations are conducted through the Bank. Consequently, the Company does not have separate employees. None of the employees of the Bank are represented by any collective bargaining unit. The Bank considers its relations with its employees to be good.

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



Gramm-Leach-Bliley Act

     On November 12, 1999, the Gramm-Leach-Bliley Act was signed into law. Among other things, the Act repeals the restriction, contained in the Glass-
Steagall Act, on banks affiliating with securities firms. The Act permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to
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

Deposit Insurance

     The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds are maintained for commercial banks (BIF) and thrifts (SAIF), with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system.
Under this system, until mid-1995 depository institutions paid to BIF or SAIF from $0.23 to $0.31 per $100 of insured deposits depending on the capital levels and risk profile of the institution, as determined by its primary federal regulator on a semi-annual basis. When BIF reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually to a level of $.00 per $100 of insured deposits, with a minimum semiannual assessment of $1,000. In 1996, congress enacted the Deposit Insurance Funds Act of 1996, which eliminated this
minimum assessment.  	The BIF insurance assessment rate for the first
semiannual assessment period of 2004 is proposed to remain at $.00 to $.27
per $100 in deposits.  	In addition to the amount paid for deposit insurance,
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

     FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories for compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2003, the Company and the Bank were qualified as "well capitalized." For further discussions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Capital."

Recent Legislative Developments

     Periodically, the federal and state legislatures consider bills with respect to the regulation of financial institutions. Some of these proposals could significantly change the regulation of banks and the financial services industry. The Company cannot predict if such proposals will be adopted or the affect to the Company.


Item 2. Description of Property

     The Company has ten branch locations, all of which are owned by the Company or the Bank. The Bank leases the land on which the East Berlin branch is located. The locations are described as follows:

Office
   Location                                         Square Footage
Main Office, Maryland
   24 North Main Street, Berlin, Maryland 21811          24,229
East Berlin Office
   10524 Old Ocean City Boulevard, Berlin, Maryland 21811 1,500
20th Street Office
   100 20th Street, Ocean City, Maryland 21842            3,100
Ocean Pines Office
   11003 Cathell Road, Berlin, Maryland 21811             2,420
Mid-Ocean City Office
   9105 Coastal Highway, Ocean City, Maryland 21842       1,984
North Ocean City Office
   14200 Coastal Highway, Ocean City, Maryland 21842      2,545
West Ocean City Office
   9923 Golf Course Road, Ocean City, Maryland 21842      2,496
Pocomoke Office
   2140 Old Snow Hill Road, Pocomoke, Maryland 21851      2,624
Snow Hill Office
   108 West Market Street, Snow Hill, Maryland 21863      3,773
Ocean View, Delaware Office
   50 Atlantic Avenue, Ocean View, Delaware 19970         4,900
Office    Location
	Square Footage

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

Item 4. Submission of Matters to a Vote of Security  Holders

      There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year for which this report is filed.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      The Company's Articles of Incorporation, as amended, authorize it to issue up to 10,000,000 shares of common stock.

      As of February 29, 2004 there were approximately 1,013 holders of record of the common stock and 3,227,966 shares of Common Stock issued and outstanding. There is no established public trading market in the stock, and there is no likelihood that a trading market will develop in the near future. Transactions in the common stock are infrequent and are negotiated privately between the persons involved in those transactions. In 2003, the Board of Directors of the Company approved a plan to purchase up to 10% of the Company's common stock. Common shares repurchased under this plan are retired. As of December 31, 2003, 12,034 shares had been repurchased and retired at an average cost of $35.98 per share.

	All outstanding shares of common stock of the Company are entitled to share equally in dividends from funds legally available, when, as, and if
declared by the Board of Directors.   The Company paid dividends of $.60
per share in 2003, $1.00 per share in 2002, and $.37 per share in 2001. Included are special cash dividends of $.60 per share in 2002, and $.25 per share in 2000, which are not expected to be an annual event.


Item 6. Selected Financial Data
	The following table presents selected financial data for the five years ended December 31, 2003. Prior period per share data is restated to reflect the 100% stock dividend paid in 2000.

                                  2003     2002     2001     2000     1999
                            (Dollars in thousands, except for per share data)
At Year End
Total assets                  $386,486 $369,243 $336,825 $289,048 $288,921
Total deposits                $317,946 $301,495 $274,149 $231,926 $238,726
Total loans, net of unearned
 income and allowance for
 loan losses                  $162,243 $161,825 $166,502 $168,571 $152,001
Total stockholders' equity     $63,636  $60,015  $57,243  $53,085  $49,220

For the Year
Net interest income            $13,647  $13,741  $13,297  $13,580  $12,221
Net income                      $5,540   $5,754   $5,414   $5,625   $5,020

Per share data
Book value                      $19.71   $18.52   $17.67   $16.38   $15.19
Net income                      $ 1.71   $ 1.78   $ 1.67   $ 1.74   $ 1.55
Cash dividends declared         $  .60   $ 1.00   $  .37   $  .61   $  .60

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

BUSINESS OF THE COMPANY

     Calvin B. Taylor Bankshares, Inc. (the "Company") is a bank holding company that was incorporated in the State of Maryland on October 31, 1995. Calvin B. Taylor Banking Company (the " Bank"), which commenced operation in 1890, was incorporated under the laws of the State of Maryland on December 17, 1907, and is a state nonmember bank under the laws of the State of Maryland. The Bank is engaged in a general commercial banking business, emphasizing in its marketing the Company's local management and ownership, from its main office and branches located in its primary service area of Worcester County, Maryland and Sussex County, Delaware, and neighboring counties. The Bank offers a full range of deposit services, including checking accounts, NOW, Money Market, and savings accounts and other time deposits, including certificates of deposit. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts. The Bank also offers a full range of short- to medium-term commercial and personal loans. The Bank originates fixed rate mortgage loans and real estate construction and acquisition loans. These loans generally have a demand feature. Other bank services include cash management services, safe deposit boxes, travelers' checks, direct deposit of payroll and social security checks, debit cards, and automatic drafts for various accounts. The Bank also offers bank-by-phone and Internet banking services, including electronic bill payment.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein.

Overview

     Consolidated income of the Company is derived primarily from operations of the banks. The 2003 net income was $5,540,214 compared to $5,753,916 for 2002, and $5,414,404 for 2001. The Company had a return on average equity of 9.22% and return on average assets of 1.46% for 2003, compared to returns on average equity of 9.83% and 9.54%, and returns on average assets of 1.65% and 1.75%, for 2002 and 2001, respectively.


Results of Operations

     The Company's net income of $5,540,214, or $1.71 per share, for the year ended December 31, 2003, was a decrease of $213,702, or 3.71%, from the net income of $5,753,916, or $1.78 per share, for the year ended December 31, 2002. Primarily responsible for this decrease was the $267,844 gain on the sale of unimproved real estate in Ocean View, Delaware which contributed $164,403 net of tax, to 2002 net income.

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

     Noninterest income decreased by 9.62% during 2003 compared to 2002, while noninterest expense increased by 1.87% during the same period. Included in noninterest income for 2002 is a $267,844 gain on the sale of an unimproved property in Ocean View, Delaware. Without that gain, noninterest income would increase from 2002 to 2003 by 6.93%. Noninterest income and noninterest expense increased by 33.04% and 4.40%, respectively, during 2002 compared to 2001. Eliminating the gain on the Ocean View property, noninterest income would have increased 12.44%.

     The Company's net income of $1,308,544 or $.40 per share, for the quarter ended December 31, 2003, was a decrease of $133,285, or 9.25%, from the net income of $1,441,829, or $.45 per share, for the quarter ended December 31, 2002. Eliminating the fourth quarter 2002 net gain of $164,403 on the Ocean View property, net income would have increased $31,118 or 2.15%.

     The Company reported net income of $1,441,829 or $.45 per share, for the quarter ended December 31, 2002, which was an increase of $276,685, or 23.75%, from the net income of $1,165,144, or $.36 per share, for the quarter ended December 31, 2001. Primarily responsible was the increase in quarterly net interest income to $3,392,428 in fourth quarter 2002 from $3,253,986 in fourth quarter 2001. Management attributes this $138,442 or 4.25% increase in net interest income to the Company's focus on maintaining a profitable net interest spread. Throughout 2002, Management responded to market conditions by lowering deposit rates, while attempting to control rate reductions in the loan portfolio. Increased volume of federal funds sold and investment securities also contributed to the increase in net income. Also, a $267,844 gain on the sale of unimproved real estate in Ocean View, Delaware contributed $164,403 net of tax, to net income in fourth quarter 2002.

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

     The key performance measure for net interest income is the "net margin on interest-earning assets," or net interest income divided by average interest-earning assets. The Company's net interest margin for 2003 was 3.96% compared to 4.32% for 2002 and 4.74% for 2001. Because most of the Bank's loans are written with a demand feature, the income of the Bank should not change dramatically as interest rates change. Management of the Company expects to maintain the net margin on interest-earning assets. The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although such expectations are based on management's judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management's expectations cannot be assured.


                                     Average Balances, Interest, and Yields
                                          (Dollars stated in thousands)

                       For the Year Ended         For the Year Ended         For the Year Ended
                       December 31, 2003          December 31, 2002          December 31, 2001
                       Average                    Average                    Average
                       Balance   Interest Yield   Balance   Interest Yield   Balance   Interest  Yield
Assets
 Federal funds sold    $ 53,715  $  541    1.01%  $ 57,005  $  923   1.62%   $ 41,265  $1,413    3.42%
 Interest-bearing
  deposits                1,706      42    2.48%     1,504      42   2.77%        803      46    5.77%
 Investment securities
  U. S. Treasury         99,711   2,411    2.42%    74,482   2,806   3.77%     47,478   2,577    5.43%
  U. S. Government
   Agency                18,172     531    2.92%    18,231     802   4.40%     18,180   1,121    6.17%
  State and municipal    12,119     332    2.74%     7,697     337   4.38%      8,773     493    5.62%
  Other                   1,600      70    4.40%     1,508      62   4.08%      1,508      49    3.26%
Total investment
  securities            131,602   3,344    2.54%   101,918   4,007   3.93%     75,939   4,240    5.58%
Loans:
  Commercial             13,780     987    7.16%    15,022   1,197   7.97%     15,722   1,330    8.46%
  Mortgage              150,491  10,879    7.23%   148,399  11,545   7.78%    151,521  12,398    8.18%
  Consumer                3,108     284    9.15%     4,054     387   9.54%      5,061     475    9.38%
Total loans             167,379  12,150    7.26%   167,475  13,129   7.84%    172,304  14,203    8.24%
Allowance for loan
 losses                   2,185                      2,182                      2,188
Total loans, net of
 allowance              165,194  12,150    7.36%   165,293  13,129   7.94%    170,116  14,203    8.35%
Total interest-earning
 assets                 352,217  16,077    4.56%   325,720  18,101   5.56%    288,123  19,902    6.91%
Noninterest-bearing
 cash                    17,404      -              15,400      -              13,437      -
Premises and equipment    6,567      -               5,904      -               5,800      -
Other assets              3,219      -               2,171      -               2,137      -
Total assets           $379,407 $16,077           $349,195 $18,101           $309,497  $19,902



Interest-bearing
deposits
 Savings and NOW       $110,638    $422    0.38%   $90,124    $776   0.86%    $76,033   $1,409  1.85%
 Money market            50,141     305    0.61%    46,890     581   1.24%     35,804      864  2.41%
 Other time              77,668   1,384    1.78%    83,008   2,641   3.18%     79,894    3,900  4.88%
Total interest-bearing
deposits                238,447   2,111    0.89%   220,022   3,998   1.82%    191,731    6,173  3.22%
Securities sold under
 agreements to
 repurchase               4,135      10    0.24%     4,955      28   0.57%      4,126       62  1.50%
Borrowed funds              189      11    6.05%       207      12   6.04%        223       13  6.03%
Total interest-bearing
 liabilities            242,771   2,132    0.88%   255,184   4,038   1.79%    196,080    6,248  3.19%
Noninterest-bearing
 deposits                75,898      -              64,916      -              55,879       -
                        318,669   2,132    0.67%   290,100   4,038   1.39%    251,959    6,248  2.48%
Other liabilities           651      -                 536      -                 759       -
Stockholders' equity     60,087      -              58,559      -              56,779       -
Total liabilities and
 stockholders' equity  $379,407  $2,132           $349,195  $4,038           $309,497   $6,248


Net interest spread                        3.69%                     3.76%                      3.72%
Net interest income             $13,945                    $14,063                     $13,654
Net margin on interest-
earning assets                             3.96%                     4.32%                      4.74%

Dividends and interest on tax-exempt securities and loans are reported on fully taxable equivalent basis.
Tax equivalent adjustment included in:
   Investment income               $263                       $288                        $333
   Loan income                     $ 35                       $ 34                        $ 24

                                      Analysis of Changes in Net Interest Income
                                            (Dollars stated in thousands)

                           Year ended December 31,    Year ended December 31,
                            2003 compared with 2002    2002 compared with 2001
                                variance due to            variance due to

                            Total     Rate   Volume    Total     Rate   Volume
Earning assets
Federal funds sold          (382)    (329)       (53)  (490)   (1,029)    539
Interest-bearing deposits      1       (5)         6     (5)      (45)     40
Investment
 securities:
 U. S. Treasury             (396)  (1,347)       951    229    (1,237)  1,466
 U. S. Government Agency    (273)    (270)        (3)  (319)     (322)      3
 State and municipals         (5)    (199)       194   (155)      (95)    (60)
 Other                         9        5          4     12        12       -
Loans:
 Commercial                 (210)    (111)       (99)  (133)      (74)    (59)
 Mortgage                   (666)    (829)       163   (853)     (598)   (255)
 Consumer                   (102)     (12)       (90)   (88)        7     (95)
Total interest revenue    (2,024)  (3,097)     1,073 (1,802)   (3,381)  1,579

Interest-bearing liabilities
 Savings and NOW            (354)    (531)      177    (633)     (894)    261
 Money market               (276)    (316)       40    (284)     (551)    267
 Other time deposits      (1,257)  (1,087)     (170) (1,260)   (1,412)    152
 Other borrowed funds        (19)     (13)       (6)    (34)      (45)     11
Total interest expense    (1,906)  (1,947)       41  (2,211)   (2,902)    691

Net interest income         (118)  (1,150)    1,032     409      (479)    888

Dividends and interest on tax-exempt securities and loans are reported on fully taxable equivalent basis. The variance that is both rate/volume related is reported with the rate variance.

Composition of Loan Portfolio

     Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $165,194,000, $165,293,144, and $170,116,213 during 2003, 2002, and
2001, respectively, which constituted 46.90%, 50.75%, and 59.04% of average interest-earning assets for the periods. The Company's loan to deposit ratio was 51.03%, 53.67%, and 60.73% at December 31, 2003, 2002,
and 2001, respectively. Average loans to average deposits were 52.55%, 58.01%, and 68.70% for the same periods. The decrease in the loan to deposit ratio over the periods presented is primarily attributable to continued increases in deposit volume.

     The Company extends loans primarily to customers located in and near Worcester County, Maryland and Sussex County, Delaware. There are no industry concentrations in the Company's loan portfolio. The Company does, however, have a substantial portion of its loans in real estate and performance will be influenced by the real estate market in the region.



     The following table sets forth the composition of the Company's loan portfolio as of December 31, 2003, 2002, and 2001, respectively.

                                         Composition of Loan Portfolio

                    December 31, 2003          December 31, 2002          December 31, 2001
                                 Percent                    Percent                    Percent
                    Amount       of total      Amount       of total      Amount       of total

Commercial        $ 13,199,879    8.03%      $ 12,765,723    7.78%      $ 15,341,122    9.09%
Real estate        127,722,747   77.67%       139,354,241   84.97%       146,258,549   86.70%
Construction        20,877,036   12.70%         8,447,354    5.15%         2,117,685    1.26%
Consumer             2,630,623    1.60%         3,438,494    2.10%         4,980,078    2.95%
  Total loans      164,430,285  100.00%       164,005,812  100.00%       168,697,434  100.00%
Less allowance for
 loan losses         2,187,277                  2,181,135                  2,195,922
Net loans         $162,243,008               $161,824,677               $166,501,512

     The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company's loan portfolio as of December 31, 2003.

                            Loan Maturity Schedule and Sensitivity
                                 to Changes in Interest Rates

                                       December 31, 2003
                                    Over one
                       One year     Through       Over five
                       or less      five years    years        Total
Commercial           $ 13,199,879  $      -       $    -     $ 13,199,879
Real estate           127,722,747         -            -      127,722,747
Construction           20,877,036         -            -       20,877,036
Consumer                  336,440   2,031,134      263,049      2,630,623
  Total              $162,136,102  $2,031,134     $263,049   $164,430,285


Fixed interest rate  $    336,440  $2,031,134     $263,049   $  2,630,623
Variable interest
 rate (or demand)     161,799,662         -            -      161,779,662
  Total              $162,136,102  $2,031,134     $263,049   $164,430,285

     As of December 31, 2003, $161,799,662 or 98.40%, of the total loans were either variable rate loans or loans written on demand.

     The Company has the following commitments, lines of credit, and letters of credit outstanding as of December 31, 2003, 2002, and 2001, respectively.

                              2003          2002          2001
Construction loans         $ 10,495,735  $ 10,557,644  $  6,456,910
Other loan commitments       15,036,346    11,876,437     8,639,337
Standby letters of credit     2,957,508     1,726,127     3,243,063
  Total                    $ 28,489,589  $ 24,160,208  $ 18,339,310

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

Loan Quality

     The allowance for loan losses represents an allowance for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the allowance rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the year-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required. The Company has a history of low loan charge-offs.

     For significant problem loans, management's review consists of evaluation of the financial strengths of the borrowers and guarantors, the related collateral, and the effects of economic conditions. The overall evaluation of the adequacy of the total allowance for loan losses is based on an analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions. It is the Company's policy to evaluate loan portfolio risk for the purpose of establishing an adequate allowance. The allowance may be increased for reserves for specific loans identified as substandard during management's loan review. Generally, the Company will not require a negative provision to reduce the allowance as a result of either net recoveries or a decrease in loans, even though this may cause the allowance as a percentage of gross loans to exceed the Company's target.

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. As of December 31, 2003, 2002, and 2001, the respective allowances for loan losses were 1.33%, 1.33%, and 1.30% of outstanding loans.

     No provision for loan losses was made in 2003 due to the low level of delinquencies and the year's net recoveries of previously charged-off loans. The provision for loan losses was $25,000 in 2002, an increase of $2,015 from the $22,985 provision in 2001.

                              Allocation of Allowance for Loan Losses
                            2002               2001               2000
Commercial             $ 163,059   7.46%  $ 139,005   6.37%  $ 218,414   9.95%
Real estate, including
 construction            868,828  39.72     864,111  39.62     913,449  41.60
Consumer                  81,845   3.74     112,875   5.17     174,671   7.94
General                1,073,545  49.08   1,065,144  48.84     889,388  40.51
  Total              $ 2,187,277 100.00% $2,181,135 100.00% $2,195,922 100.00%

                                    Allowance for Loan Losses
                                  2003         2002         2001
Balance at beginning of year    $2,181,135   $2,195,922   $2,192,755
Loan losses:
 Commercial                            -          6,816        3,741
 Mortgages                             -            -            -
 Consumer                            3,423       41,954       20,983
  Total loan losses                  3,423       48,770       24,724
Recoveries on loans previously
charged off:
 Commercial                            533        1,000        4,056
 Consumer                            9,032        7,983          850
  Total loan recoveries              9,565        8,983        4,906

Net loan losses                     (6,142)      39,787       19,818
Provision for loan losses charged
 to expense                            -         25,000       22,985
Balance at end of year          $2,187,277   $2,181,135   $2,195,922


Allowance for loan losses to loans
 outstanding at end of year           1.33%        1.33%        1.30%

Net charge-offs to average loans      0.00%        0.02%        0.01%

     As a result of management's ongoing review of the loan portfolio, loans are classified as nonaccrual when it is not reasonable to expect collection of interest under the original terms. These loans are classified as nonaccrual even though the presence of collateral or the borrower's financial strength may be sufficient to provide for ultimate repayment. Interest on nonaccrual loans is recognized only when received. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest that has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. The Company had no nonperforming loans at December 31, 2003, or 2001. The Company had one loan with a balance of $2,222 on which the accrual of interest had been discontinued as of December 31, 2002.

     Where real estate acquired by foreclosure and held for sale is included with nonperforming loans, the result comprises nonperforming assets. There were no nonperforming assets at December 31, 2003, 2002, or 2001. Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of December 31, 2003, 2002, or 2001.

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

     Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) were 65.03% of average deposits for 2003, compared to 61.71% and 53.08% for 2002 and 2001, respectively.

     As of December 31, 2003, $76,892,594, or 49.21% of the investment debt securities mature in one year or less. Funds invested in federal funds sold provide liquidity so the banks do not need a large portfolio of securities classified as "available-for-sale." Other sources of liquidity include letters of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks. The total lines of credit available from correspondent banks at December 31, 2003, and 2002 were $18,000,000. At December 31, 2001, they were $19,000,000.

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

                           Interest Sensitivity Analysis
                               December 31, 2003

                                  After three
                      Within      but within   After one
                      Three       twelve       but within  After
                      Months      months       five years  five years   Total
Assets
Earning assets
 Federal funds sold  $29,525,781  $       -    $       -    $       -    $ 29,525,781
 Interest-bearing
  deposits               350,132    1,541,687      389,518          -       2,281,337
 Investment debt
  securities          25,031,814   51,860,780   76,795,464    2,559,062   156,247,120
 Loans               161,092,488    1,043,615    2,031,134      263,048   164,430,285
Total earning assets$216,000,215  $54,446,082  $79,216,116  $ 2,822,110  $352,484,523

Liabilities
Interest-bearing deposits
 Money market       $ 50,318,633          -            -             -   $ 50,318,633
 Savings and NOW     114,896,131          -            -             -    114,896,131
 Certificates
  $100,000 and over    6,430,433    8,640,956    4,966,374           -     20,037,763
 Certificates under
  $100,000            20,401,576   27,191,807    9,648,815           -     57,242,198
Securities sold under
 agreements
 to repurchase         4,113,154          -            -             -      4,113,154
Note payable               4,626       14,300       88,115        74,045      181,086
Total interest-bearing
 liabilities        $196,164,553  $35,847,063  $14,703,304  $     74,045 $246,788,965

Period gap          $ 19,835,662  $18,599,019  $ 64,512,812 $  2,748,065 $105,695,558
Cumulative gap      $ 19,835,662  $38,434,681  $102,947,493 $105,695,558

Ratio of cumulative gap
to total earning assets    5.63%       10.90%        29.21%       29.99%

                         Investment Securities Maturity Distribution and Yields

                      December 31, 2003    December 31, 2002    December 31, 2001
                      Amount      Percent  Amount      Percent  Amount      Percent
US Treasury
 One year or less     68,496,088   0.97%   50,003,569   2.87%   31,483,510   4.81%
 Over one through
  five years          51,965,421   1.74%   40,065,506   2.58%   26,563,088   3.96%
 Over ten years        2,559,062   7.28%    2,603,120   7.28%    2,336,880   7.28%
Total U.S. Treasury
 securities          123,020,571   1.43%   92,672,195   2.87%   60,383,478   4.52%


U.S. Government Agencies
 One year or less      2,000,810   4.65%    1,000,000   4.49%    5,900,000   5.68%
 Over one through
  five years          15,000,000   2.31%   18,902,908   3.30%   13,505,013   4.84%
Total U. S. Government
 Agencies             17,000,810   2.59%   19,902,908   3.35%   19,405,013   5.09%

State, county, and municipal
 One year or less      6,395,697   1.72%    4,009,906   2.45%    4,138,392   5.54%
 Over one through
  five years           9,830,041   1.35%    4,203,610   2.34%    2,808,149   5.23%
Total state, county,
 and municipal        16,225,738   1.49%    8,213,516   2.39%    6,946,541   5.43%



Total debt securities
 One year or less     76,892,595   1.13%   55,013,475   2.87%   41,521,902   5.01%
 Over one through
  five years          76,795,462   1.80%   63,172,024   2.78%   42,876,250   4.32%
 Over ten years        2,559,062   7.28%    2,603,120   7.28%    2,336,880   7.28%
Total debt securities156,247,119   1.56%  120,788,619   2.92%   86,735,032   4.73%

Equity securities      2,685,158   2.70%    1,783,680   2.51%    1,637,219   3.03%

Total securities     158,932,277   1.58%  122,572,299   2.91%   88,372,251   4.70%

Deposits and Other Interest-Bearing Liabilities

     Average interest-bearing liabilities increased $17,588,168, or 7.81%, to $242,771,617 in 2003, from $225,183,449 in 2002. Average interest-bearing deposits increased $18,425,292, or 8.37%, to $238,447,362 in 2003, from $220,022,070 in 2002, while average non-
interest bearing demand deposits increased $10,982,926, or 16.92% to $75,898,439 in 2003, from $64,915,513 in 2002. At December 31, 2003, total deposits were $317,946,053, compared to $301,495,466 at December 31, s2002, an increase of 5.46%.

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

     The following table sets forth the deposits of the Company by category as of December 31, 2003, 2002, and 2001, respectively.

                                            December 31,
                             2003                  2002                  2001
                                 Percent of            Percent of            Percent of
                      Amount     deposits   Amount     deposits   Amount     deposits
Demand deposits     $ 75,601,460  23.78%  $ 73,289,541  24.31%  $ 60,508,663  22.07%
NOW accounts          63,400,879  19.94%    57,009,892  18.91%    45,639,869  16.65%
Money market          50,168,501  15.78%    46,942,638  15.57%    40,739,491  14.86%
Savings accounts      51,495,252  16.20%    45,514,226  15.10%    38,306,292  13.97%
Time deposits less than
$100,000              57,242,198  18.00%    62,897,083  20.86%    68,212,949  24.88%
Time deposits of $100,000 or
more                  20,037,763   6.30%    15,842,086   5.25%    20,741,917   7.57%
 Total deposits     $317,946,053 100.00%  $301,495,466 100.00%  $274,149,181 100.00%

     Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits increased $12,254,910 and $32,246,116 during 2003 and 2002, respectively.
Management believes that this increase is largely attributable to a migration of funds from the stock market into insured deposits. Deposits, and particularly core deposits, have been the Company's primary source of funding and have enabled the Company to meet both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future.

     The maturity distribution of the Company's time deposits over $100,000 at December 31, 2003, is shown in the following table.

                             Maturities of Certificates of Deposit
                          and Other Time Deposits of $100,000 or More

                                                    After six
                                     After three     through
                       Within three    through       Twelve     After twelve
                          months     six months      months        months     Total
Certificates of deposit
of $100,000 or more  $ 6,430,433   $ 2,134,033    $ 6,506,923 $ 4,966,374  $20,037,763

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


Noninterest Income

     Noninterest income for 2003 decreased $166,469, or 9.62% from the previous year. This includes a decrease of $267,844 related to a 2002
gain on the sale of property in Ocean View, Delaware.   Service charges on
deposit accounts increased $35,004 primarily due to increased deposit balances. Other non-interest income increase $66,371, of which $54,035 was the increase in cash surrender value of bank owned life insurance policies with a face value of $4,000,000 which were purchased in August 2003.

     Noninterest income for 2002 increased $429,671, or 33.04% over the previous year. Of this, $267,844 was the gain on the sale of unimproved real estate in Ocean View, Delaware. Service charges on deposit accounts contributed $140,195 of the increase due to fee increases implemented in May and the growth of deposits.


     The following table presents the principal components of noninterest income for the years ended December 31, 2003, 2002, and 2001, respectively.

                                              Noninterest Income
                                         2003        2002        2001
Service charges on deposit accounts   $ 1,028,306 $   993,302 $   853,107
Other noninterest revenue                 535,531     469,160     447,528
Gain on sale of real estate              ____-___     267,844    ____-___
 Total noninterest income             $ 1,563,837 $ 1,730,306 $ 1,300,635

Noninterest income as a percentage
 of average total assets                    0.41%       0.50%       0.42%

Noninterest Expense

     Noninterest expense increased $121,481, or 1.87%, from 2002 to 2003. Increased personnel costs of $204,573 were due to annual raises, increased 401(k) expense, and increased cost of group insurance.
Occupancy expense increased due increase depreciation related to recent building construction and renovation, as well as increased maintenance costs incurred to improve and maintain the grounds surrounding branches. Furniture and equipment expense decreased $36,346 mainly due to decreases in service contract costs, and improved classification of certain maintenance expenses. Of the $127,364 decrease in other operating expense, approximately $62,000 was directly attributable to the Ocean View branch location, which previously operated as Calvin B. Taylor Bank of Delaware, and its merger into the Calvin B. Taylor Bank of Berlin, Maryland.

     Noninterest expense increased by $274,193, or 4.40%, from 2001 to 2002. Increased personnel costs of $86,181 were due to annual raises, increased 401(k) expense, and increased costs of group insurance. Occupancy expense increased by $63,152 due to the Bank's adoption in 2001 of accrual basis accounting for real property taxes, which were previously recorded on the cash basis. Furniture and equipment expense decreased $95,517 largely due to improved accounting classification of software maintenance costs. Of the $220,377 increase in other operating expense, $138,091 was attributable to increased amortization expense resulting from the Bank's 2001 data processing system upgrades, and improved accounting classification of software maintenance costs.

     The following table presents the principal components of noninterest expense for the years ended December 31, 2003, 2002, and 2001, respectively.

                                              Noninterest Expense
                                         2003        2002        2001
Compensation and related expenses     $ 3,827,414 $ 3,622,841 $ 3,536,660
Occupancy expense                         536,269     455,651     392,499
Furniture and equipment expense           542,433     578,779     674,296
Advertising                               152,358     154,382     144,983
Business and product development           66,480      64,448      60,189
Computer software amortization             91,736     115,453      68,503
Computer software maintenance              97,570      91,141         -
Courier service                            93,457      96,120      96,726
Deposit insurance                          46,975      47,800      43,413
Director fees                              84,240      80,600      83,025
Dues, donations, and subscriptions         80,842      81,171      80,024
Freight                                    67,517      62,294      57,806
Liability insurance                        47,160      60,042      44,608
Postage                                   168,083     181,567     155,002
Professional fees                          37,551      72,399      52,400
Stationery and supplies                   125,593     158,965     252,686
Telephone                                 117,602     130,172     100,455
ATM fees                                  182,168     182,487     154,289
Miscellaneous                             256,213     263,868     228,423
 Total noninterest
   expense                            $ 6,621,661 $ 6,500,180 $ 6,225,987

Noninterest expense as a percentage
 of average total assets                    1.75%       1.86%       2.01%


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

     At December 31, 2003, the Company and the Bank exceeded the minimum regulatory capital ratios, as set forth in the following table.

Analysis of Capital

                                  Analysis of Capital
                               Required    Consolidated  Maryland   Delaware
                               Minimums    Company       Bank       Bank
2003
Total risk-based capital ratio  8.0%        39.1%         37.1%
Tier I risk-based capital ratio 4.0%        37.6%         35.9%
Tier I leverage ratio           3.0%        16.0%         14.9%

2002
Total risk-based capital ratio  8.0%        40.7%         38.9%
Tier I risk-based capital ratio 4.0%        39.4%         37.7%
Tier I leverage ratio           3.0%        15.9%         15.1%

2001
Total risk-based capital ratio  8.0%        36.8%         33.2%      60.9%
Tier I risk-based capital ratio 4.0%        35.6%         31.9%      59.7%
Tier I leverage ratio           3.0%        17.1%         15.5%      22.4%

Accounting Rule Changes

     The following recent accounting pronouncements would apply to the Company if the Company or the Bank entered into an applicable activity.

     FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement No. 133, (2) clarifies when a derivative contains a financing component, and (3) amends certain other pronouncements. This Statement is effective for contacts and hedging relationships entered into or modified after September 30, 2003.

     FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, requires that an issuer classify a financial instrument that is within its scope as a liability.
This Statement is effective for financial instruments entered into or modified after May 31, 2003.

     FASB Interpretation No. 46, Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51, requires consolidation of variable interest entities by the primary beneficiary. This Interpretation is effective for the first interim period or fiscal year beginning after June 15, 2003, for variable interest entities created before February 1, 2003. For entities created after January 31, 2003, the effective date was immediate.

     SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, prohibits the "carrying over" of valuation allowances in loans and securities acquired in a transfer. At transfer, the assets are to be recorded at the total of cash flows expected to be collected. The SOP is effective for loans acquired in fiscal years beginning after December 31, 2004.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 8. Financial Statements and Supplementary Data

     In response to this Item, the information included on pages 1 through 21 of the Company's Annual Report to Shareholders for the year ended December 31, 2003, is incorporated herein by reference.

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     There have been no changes in or disagreements with accountants on accounting or financial disclosure during the fiscal year covered by this report.

Item 9A. Controls and Procedures

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

Audit Committee and Financial Expert
	The Board of Directors has adopted a written Audit Policy, which serves as a charter for the Audit Committee. The Audit Committee is comprised of seven independent directors, including Chairman James R. Bergey, Jr. who serves as the financial expert.

Item 10. Directors and Executive Officers

     In response to this item, the information included on page 4 of the Company's Proxy Statement for Annual Meeting of Shareholders To Be Held on May 12, 2004, is incorporated herein by reference.

Item 11. Executive Compensation

     In response to this item, the information included on page 4 of the Company's Proxy Statement for Annual Meeting of Shareholders To Be Held on May 12, 2004, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     In response to this item, the information included on page 5 of the Company's Proxy Statement for Annual Meeting of Shareholders to be held May 12, 2004, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     In response to this item, the information included on page 4 of the Company's Proxy Statement for Annual Meeting of Shareholders to be held May 12, 2004, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

     In response to this item, the information included on page 6 of the Company's Proxy Statement for Annual Meeting of Shareholders to be held May 12, 2004, is incorporated herein by reference.


PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Exhibits
     3.1   Articles of Incorporation of the Company, incorporated by
           reference to Exhibit 3.1 of Registration Statement Form S-4, File No. 33-99762.
     3.2 Bylaws of the Company, incorporated by reference to Exhibit 3.2 of Registration Statement Form S-4, File No. 33-99762.
    13     Annual Report to Shareholders for the year ended December 31, 2003.

(b)  Reports on Form 8-K
           No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2003.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                CALVIN B. TAYLOR BANKSHARES, INC.
                (Registrant)

Date:   March 10, 2004	By: /s/ Reese F. Cropper, Jr.
                        Reese F. Cropper, Jr.
                        Chief Executive Officer
                        Chairman of the Board of Directors

Date:   March 10, 2004	By: /s/ Jennifer G. Hawkins
                        Jennifer G. Hawkins
                        Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:   March 10, 2004	By: /s/ James R. Bergey, Jr.
                        James R. Bergey, Jr., Director

Date:   March 10, 2004	By: /s/ James R. Bergey, Sr.
                        James R. Bergey, Sr., Director

Date:   ______________	By:
                        George H. Bunting, Jr., Director

Date:   March 10, 2004	By: /s/ John H. Burbage, Jr.
                        John H. Burbage, Jr., Director

Date:   March 10, 2004	By: /s/ Reese F. Cropper, Jr.
                        Reese F. Cropper, Jr.
                        Chief Executive Officer
                        Chairman of the Board of Directors

Date:   ______________	By:
                        Reese F. Cropper, III, Director

Date:   ______________	By:
                        Hale Harrison, Director

Date:   March 10, 2004	By: /s/ Gerald T. Mason
                        Gerald T. Mason, Director

Date:   March 10, 2004	By: /s/ William H. Mitchell
                        William H. Mitchell,
                        Vice President and Director

Date:   March 10, 2004	By: /s/ Joseph E. Moore
                        Joseph E. Moore, Director

Date:	March 10, 2004	By: /s/ Michael L. Quillin
                        Michael L. Quillin, Sr., Director

Date:	March 10, 2004	By: /s/ D. Bruce Rogers
                        D. Bruce Rogers, Director

Date:	March 10, 2004	By: /s/ Raymond M. Thompson
                        Raymond M. Thompson,
                        President and Director


Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Annual Report on Form 10-K for the period ended December 31, 2003 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

                 Calvin B. Taylor Bankshares, Inc.


Date: March 10, 2004 By: /s/  Reese F. Cropper, Jr.
                     Reese F. Cropper, Jr.
                     Chairman & Chief Executive Officer
                     (Principal Executive Officer)


Date: March 10, 2004 By: /s/  Jennifer G. Hawkins
                     Jennifer G. Hawkins
                     Treasurer
                     (Principal Financial Officer)



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

                Calvin B. Taylor Bankshares, Inc.


Date: March 10, 2004 By: /s/  Reese F. Cropper, Jr.
                     Reese F. Cropper, Jr.
                     Chairman & Chief Executive Officer
                     (Principal Executive Officer)


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

                Calvin B. Taylor Bankshares, Inc.


Date: March 10, 2004 By: /s/  Jennifer G. Hawkins
                     Jennifer G. Hawkins
                     Treasurer
                     (Principal Financial Officer)








                     EXHIBIT 13

            ANNUAL REPORT TO SHAREHOLDERS
        FOR THE YEAR ENDED DECEMBER 31, 2003


























                              Calvin B. Taylor Bankshares, Inc.
                                        and Subsidiary

                                     Financial Statements

                                      December 31, 2003































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











             Report of Independent Auditors

The Board of Directors and Stockholders
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Berlin, Maryland


	We have audited the accompanying consolidated balance sheets of Calvin B. Taylor Bankshares, Inc. and Subsidiary as of December 31, 2003, 2002, and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calvin B. Taylor Bankshares, Inc. and Subsidiary as of December 31, 2003, 2002, and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                                /s/ Rowles & Company, LLP


Salisbury, Maryland
January 15, 2004

                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                                  Consolidated Balance Sheets

                                                 December 31,
                                     2003            2002            2001
              Assets
Cash and due from banks          $ 20,482,866    $ 21,051,412    $ 18,397,266
Federal funds sold                 29,525,781      54,821,617      54,389,656
Interest-bearing deposits           2,281,337       1,432,205         879,000
Investment securities
 available for sale                 9,265,471       8,390,550       3,974,099
Investment securities held
 to maturity (approximate market
  value of $150,075,211,
  $115,470,092, and $85,604,080)  149,666,806     114,181,749      84,398,152
Loans, less allowance for loan
 losses of $2,187,277,
 $2,181,135, and $2,195,922       162,243,008     161,824,677     166,501,512
Premises and equipment              7,064,970       5,745,842       5,895,275
Accrued interest income             1,344,613       1,405,587       1,753,816
Computer software                     265,961         283,303         355,549
Deferred income taxes                     -               -           134,639
Bank owned life insurance           4,054,035             -               -
Other assets                          291,553         106,004         145,603
                                 $386,486,401    $369,242,946    $336,824,567

              Liabilities and Stockholders' Equity
Deposits
 Noninterest-bearing             $ 75,601,460    $ 73,289,541    $ 60,508,663
 Interest-bearing                 242,344,593     228,205,925     213,640,518
                                  317,946,053     301,495,466     274,149,181
Securities sold under
 agreements to repurchase           4,113,154       4,029,100       4,555,323
Pending purchases of investment
 securities                               -         2,990,830             -
Accrued interest payable              145,044         243,468         529,348
Note payable                          181,087         198,912         215,702
Deferred income taxes                 355,632          70,156             -
Other liabilities                     109,399         199,728         132,443
                                  322,850,369     309,227,660     279,581,997
              Stockholders' equity
 Common stock, par value $1 per
  share; authorized 10,000,000
  shares; issued and outstanding
  3,227,966 shares at December 31,
  2003 and 3,240,000 shares at
  December 31, 2002 and 2001        3,227,966       3,240,000       3,240,000
  Additional paid-in capital       16,869,085      17,290,000      17,290,000
  Retained earnings                42,391,363      38,788,018      36,274,102
                                   62,488,414      59,318,018      56,804,102
  Accumulated other
   comprehensive income             1,147,618         697,268         438,468
                                   63,636,032      60,015,286      57,242,570
                                 $386,486,401    $369,242,946    $336,824,567

The accompanying notes are an integral part of these financial statements.


                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                                Consolidated Statements of Income

                                           Years Ended December 31,
                                     2003            2002            2001
0Interest and dividend revenue
 Loans, including fees           $ 12,115,447    $ 13,095,218    $ 14,179,181
 U. S. Treasury and government
  agency securities                 2,817,600       3,456,932       3,540,767
 State and municipal securities       219,806         224,662         332,035
 Federal funds sold                   540,804         922,620       1,412,927
 Time certificates of deposit          42,363          41,661          46,354
 Equity securities                     43,227          37,792          34,090
Total interest and dividend
  revenue                          15,779,247      17,778,885      19,545,354

Interest expense
 Deposit interest                   2,110,465       3,996,749       6,173,101
 Other                                 21,493          40,848          75,287
   Total interest expense           2,131,958       4,037,597       6,248,388
   Net interest income             13,647,289      13,741,288      13,296,966

Provision for loan losses                 -            25,000          22,985
   Net interest income after
    provision for loan losses      13,647,289       13,716,288      13,273,981

Other operating revenue
 Service charges on deposit
   accounts                        1,028,306          993,302         853,107
 Other noninterest revenue           535,530          469,160         447,528
 Gain on sale of real estate             -            267,844             -
   Total other operating revenue   1,563,836        1,730,306       1,300,635

Other expenses
 Salaries                          3,092,919        2,994,325       2,943,241
 Employee benefits                   734,495          628,516         593,419
 Occupancy                           536,269          455,651         392,499
 Furniture and equipment             542,433          578,779         674,296
 Other operating                   1,715,545        1,842,909       1,622,532
   Total other expenses            6,621,661        6,500,180       6,225,987

Income before income taxes         8,589,464        8,946,414       8,348,629

Income taxes                       3,049,250        3,192,498       2,934,225

Net income                        $5,540,214       $5,753,916      $5,414,404

Earnings per common share               $1.71            $1.78           $1.67










The accompanying notes are an integral part of these financial statements.


                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                   Consolidated Statements of Changes in Stockholders' Equity


                                                                       Accumulated
                                                                         other
                            Common stock      Additional  Retained   comprehensive  Comprehensive
                        Shares   Par value Paid-in capitalearnings      income         income
Balance, December 31, 2000
                     3,240,000  $3,240,000 $17,290,000   $32,058,498   $496,711
Net income                 -           -           -       5,414,404       -         $5,414,404
Unrealized loss on
 investment securities
 available for sale
 net of income taxes       -           -           -             -     (58,243)         (58,243)
Comprehensive income                                                                 $5,356,161
Cash dividend,
 $.37 per share            -           -           -      (1,198,800)       -
Balance, December 31, 2001
                     3,240,000   3,240,000  17,290,000    36,274,102    438,468
Net income                 -           -           -       5,753,916        -        $5,753,916
Unrealized gain on
 investment securities
 available for sale
 net of income taxes       -           -           -             -      258,800         258,800
Comprehensive income                                                                 $6,012,716
Cash dividend,
 $1.00 per share           -           -           -      (3,240,000)       -
Balance, December 31, 2002
                     3,240,000   3,240,000  17,290,000    38,788,018    697,268

Net income                 -           -           -       5,540,214         -        $5,540,214
Unrealized gain on investment
 securities available for sale
 net of income taxes       -           -           -             -      450,350         450,350
Comprehensive income                                                                 $5,990,564
Common shares retired  (12,034)    (12,034)   (420,915)          -          -
Cash dividend,
 $.60 per share            -           -           -      (1,936,869)       -


Balance, December 31, 2003
                     3,227,966 $ 3,227,966 $16,869,085   $42,391,363 $1,147,618









The accompanying notes are an integral part of these financial statements.


                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                              Consolidated Statements of Cash Flows


                                           Years Ended December 31,
                                     2003            2002            2001
Cash flows from operating activities
 Interest received              $ 15,761,248     $ 17,961,046    $ 19,541,166
 Fees and commissions received     1,507,872        1,462,551       1,361,593
 Interest paid                    (2,230,381)      (4,323,477)     (6,222,559)
 Cash paid to suppliers
  and employees                   (6,026,828)      (5,909,413)     (5,731,055)
  Income taxes paid               (3,232,338)      (2,997,807)     (3,075,025)
                                   5,779,573        6,192,900       5,874,120

Cash flows from investing activities
 Certificates of deposits
  purchased, net of maturities      (699,000)        (553,205)        (95,000)
 Purchase of investments
  available for sale                (182,500)      (3,994,520)            -
 Proceeds from maturities of
  investments held to maturity   107,310,000       91,445,000      57,857,000
 Purchase of investments held
  to maturity                   (145,709,919)    (118,071,995)    (65,799,078)
 Loans made, net of principal
  collected                         (418,331)       4,651,835       2,046,702
 Proceeds from sale of premises
  and equipment                          -            503,160          17,000
 Purchases of and deposits on
  premises,equipment,and
  computer software               (1,941,071)        (650,339)     (1,063,655)
 Purchase of bank owned
  life insurance                  (4,000,000)             -                -
                                 (45,640,821)      (26,670,064)    (7,037,031)


Cash flows from financing activities
 Net increase (decrease) in
   Time deposits                  (1,459,208)      (10,215,697)    15,567,519
   Other deposits                 17,909,795        37,561,982     26,655,470
   Securities sold under
     agreements to repurchase         84,054          (526,223)     1,441,652
 Payments on note payable            (17,825)          (16,791)       (15,814)
 Purchases and retirement of
  common shares                     (432,949)              -              -
 Dividends paid                   (1,936,869)       (3,240,000)    (1,198,800)
                                  14,146,998        23,563,271     42,450,027


Net increase (decrease) in cash
 and cash equivalents            (25,714,250)        3,086,107     41,287,116

Cash and cash equivalents
 at beginning of year             75,873,029        72,786,922     31,499,806
Cash and cash equivalents
 at end of year                  $50,158,779       $75,873,029    $72,786,922



The accompanying notes are an integral part of these financial statements.

                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                              Consolidated Statements of Cash Flows
                                           (Continued)

                                           Years Ended December 31,
                                     2003            2002            2001
Reconciliation of net income to net
 cash provided by operating
 activities
 Net income                     $  5,540,214    $  5,753,916   $  5,414,404

 Adjustments to reconcile net
  income to net cash provided
  by operating activities
   Depreciation and amortization     633,383         629,738        528,247
   Provision for loan losses             -            25,000         22,985
   Deferred income taxes              46,409          41,961          9,234
   Amortization of premiums and
    accretion of discounts, net      (78,972)       (166,068)      (198,571)
   (Gain) loss on disposition of
    assets                             5,902        (260,880)       (12,365)
   Decrease (increase) in
     Accrued interest receivable      60,974         348,229        194,383
     Cash surrender value of bank
      owned life insurance           (54,035)            -              -
     Other assets                   (185,549)         (8,914)       (54,566)
   Increase (decrease) in
     Accrued interest payable        (98,424)       (285,880)        25,829
     Accrued income taxes                -           152,730       (101,520)
     Other liabilities               (90,329)        (36,932)        46,060
                                $  5,779,573    $  6,192,900   $  5,874,120



Composition of cash and cash equivalents
   Cash and due from banks      $ 20,482,866    $ 21,051,412   $ 18,397,266
   Federal funds sold             29,525,781      54,821,617     54,389,656
   Interest-bearing deposits,
     except for time deposits        150,132             -              -
                                $ 50,158,779    $ 75,873,029   $ 72,786,922





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

Loans and allowance for loan losses
     Loans are stated at face value less the allowance for loan losses. Interest on loans is credited to income based on the principal amounts outstanding. The accrual of interest is discontinued when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full.
     The allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent risks in the loan portfolio. The minimum range of the allowance for loan losses is calculated by applying risk-weighted percentages to loans based on their delinquency and underlying collateral. The portion of the allowance that is a result of geographic and industry concentrations and current economic conditions is not allocated to specific loans. At December 31, 2003, the allowance included approximately $1,073,546 that was not allocated to specific loans. Management has historically maintained the allowance at a level of approximately 1.30% to 1.35% of gross loans.

                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                           Notes to Consolidated Financial Statements


1.   Summary of Significant Accounting Policies (Continued)

Loans and allowance for loan losses (continued)

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

Computer software
     The Company amortizes software costs over their useful lives using the straight-line method.

Bank owned life insurance
     The Company records increases in cash surrender value of bank owned life insurance as current period income based on projections provided by the underwriting company.

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

Per share data
     Earnings per common share are determined by dividing net income by the weighted average of shares outstanding for the period. The weighted average of common shares outstanding was 3,235,767, 3,240,000, and 3,240,000 shares outstanding, for the years ended December 31, 2003, 2002, and 2001, respectively.

2.   Cash and Due From Banks

     The Company normally carries balances with other banks that exceed the federally insured limit. The average balances carried in excess of the limit, including unsecured federal funds sold to the same banks, were $53,869,724 for 2003, $59,942,898 for 2002, and $53,138,449 for 2001.
     Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances. The Company's normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                           Notes to Consolidated Financial Statements


3.   Investment Securities

     Included in investment securities are purchase commitments entered into before December 31, 2002, for settlement after December 31, 2002. The obligation for these commitments is recorded as pending purchases of investment securities. Investment securities are summarized as follows:

                           Amortized    Unrealized    Unrealized   Market
                             cost          gains        losses      value
December 31, 2003
Available for sale
  U.S. Treasury         $  5,991,862    $  588,451   $    -    $  6,580,313
  Equity                   1,448,208     1,236,950        -       2,685,158
                        $  7,440,070    $1,825,401   $    -    $  9,265,471
Held to maturity
  U.S. Treasury         $116,440,258    $  416,411   $ 34,334  $116,822,335
  U.S. Government agency  17,000,810        69,385     60,879    17,009,316
  State and municipal     16,225,738        34,016     16,195    16,243,559
                        $149,666,806    $  519,812   $111,408  $150,075,210

December 31, 2002
Available for sale
  U.S. Treasury         $  5,988,858    $  618,012   $    -    $  6,606,870
  Equity                   1,265,708       552,416     34,444     1,783,680
                        $  7,254,566    $1,170,428   $ 34,444  $  8,390,550
Held to maturity
  U.S. Treasury         $ 86,065,325    $  992,655   $    -    $ 87,057,980
  U.S. Government agency  19,902,908       211,063        -      20,113,971
  State and municipal      8,213,516        85,275        650     8,298,141
                        $114,181,749    $1,288,993   $    650  $115,470,092


December 31, 2001
Available for sale
  U.S. Treasury         $  1,994,041    $   42,839   $    -    $  2,336,880
  Equity                   1,265,708       455,713     84,202     1,637,219
                        $  3,259,749    $  798,552   $ 84,202  $  3,974,099

Held to maturity
  U.S. Treasury         $ 58,046,598    $  920,257   $  5,952  $ 58,960,903
  U.S. Government agency  19,405,013       230,276     12,389    19,622,900
  State and municipal      6,946,541        73,832         96     7,020,277
                        $ 84,398,152    $1,224,365   $ 18,437  $ 85,604,080

                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                           Notes to Consolidated Financial Statements


3.   Investment Securities (Continued)

     All investment securities with unrealized losses have been in a continuous loss position for less than twelve months. The table below summarizes investment securities with unrealized losses as of December 31, 2003.


                             Amortized    Unrealized   Market
                               cost         losses      value
December 31, 2003
Held to maturity
   U.S. Treasury          $ 14,988,119    $ 34,334     $ 14,953,785
   U.S. Government Agency    8,750,000      60,879        8,689,121
   State and municipal       5,778,066      16,195        5,761,871
                          $ 29,516,185    $111,408     $ 29,404,777

     The amortized cost and estimated market value of debt securities, by contractual maturity and the amount of pledged securities, follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                       December 31, 2003        December 31, 2002       December 31, 2001
                      Amortized   Market         Amortized  Market       Amortized  Market
                         cost      value           cost     value          cost     value
Available for sale due
 In one year         $3,997,243   $4,021,251   $      -     $       -    $      -    $      -
 After one year
  through five years       -             -      3,994,528     4,003,750         -           -
 After ten years      1,994,619    2,559,062    1,994,330     2,603,120   1,994,041   2,336,880
                     $5,991,862   $6,580,313   $5,988,858   $6,606,870   $1,994,041  $2,336,880

Held to maturity due
 In one year        $72,871,344  $73,184,592  $55,013,475  $55,394,968  $41,521,902 $42,125,457
 After one year
  through five years 76,795,462   76,890,618   59,168,274   60,075,124   42,876,250  43,478,623
                   $149,666,806 $150,075,210 $114,181,749 $115,470,092  $84,398,152 $85,604,080

Pledged securities
                    $21,790,367  $21,870,641  $20,868,000  $21,248,011  $21,058,134 $21,517,135

     Investments are pledged to secure deposits of federal and local governments. Pledged securities also serve as collateral for securities sold under agreements to repurchase.

                               Calvin B. Taylor Bankshares, Inc.
                                        and Subsidiary
                          Notes to Consolidated Financial Statements


4.   Lines of Credit

     The Company has available lines of credit, including overnight federal funds, reverse repurchase agreements and letters of credit, totaling $18,000,000 as of December 31, 2003 and December 31, 2002, and $19,000,000
as of December 31, 2001.

5.   Loans and Allowance for Loan losses

     Major classifications of loans are as follows:

                                     2003            2002            2001
Commercial                      $ 13,199,879    $ 12,765,723    $ 15,341,122
Real estate                      127,722,747     139,354,241     146,258,549
Construction                      20,877,036       8,447,354       2,117,685
Consumer                           2,630,623       3,438,494       4,980,078
                                 164,430,285     164,005,812     168,697,434
Allowance for loan losses          2,187,277       2,181,135       2,195,922
Loans, net                      $162,243,008    $161,824,677    $166,501,512

     The rate repricing distribution of the loan portfolio follows:

Immediately                     $160,730,764    $160,567,318    $164,098,147
Within one year                    1,405,338         813,678       1,728,296
Over one to five years             2,031,134       2,197,969       2,648,073
Over five years                      263,049         426,847         222,918
                                $164,430,285    $164,005,812    $168,697,434

     Outstanding loan commitments, lines of credit, and letters of credit are as follows:

Loan commitments and lines
  of credit
 Construction and land
  development                   $ 10,495,735    $ 10,557,644    $  6,456,910
 Other                            15,036,346      11,876,437       8,639,337
                                $ 25,532,081    $ 22,434,081    $ 15,096,247

Standby letters of credit       $  2,957,508    $  1,726,127    $  3,243,063

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

     Transactions in the allowance for loan losses were as follows:

                                     2003            2002            2001
Beginning balance               $  2,181,135    $  2,195,922    $  2,192,755
Provision charged to operations          -            25,000          22,985
Recoveries                             9,565           8,983           4,906
                                   2,190,700       2,229,905       2,220,646
Loans charged off                      3,423          48,770          24,724
Ending balance                  $  2,187,277    $  2,181,135     $ 2,195,922

     Amounts past due 90 days or more, and still accruing interest, are as follows:

Commercial                      $     55,795    $     17,370     $   122,420
Real estate                          251,658         250,206         343,136
Consumer                               7,942          15,280          50,883
                                $    315,395    $    282,856     $   516,439

     Management has identified no impaired loans at December 31, 2003, 2002, and 2001. Accrual of interest had been discontinued on one loan with a balance of $2,222 at December 31, 2002. There were no non-accruing loans at December 31, 2003 and 2001.

6.   Lease Commitments

     The Company leases the land on which the Route 50 branch in East Berlin is located. The lease obligation, which expires August 31, 2009, requires payments as follows:

                                                  Minimum
                     Period                       rentals

                      2004                        15,000
                      2005                        15,000
                      2006                        15,000
                      2007                        15,000
                      2008                        15,000
                      2009                        10,000
                                               $  85,000

                               Calvin B. Taylor Bankshares, Inc.
                                        and Subsidiary
                          Notes to Consolidated Financial Statements


7.   Premises and Equipment

     A summary of premises and equipment and the related depreciation is as follows:

                         Estimated
                         useful life      2003            2002            2001
Land                                  $ 1,893,946     $ 1,659,793     $ 1,891,950
Premises                 5 - 50 years   6,423,636       5,028,225       4,826,954
Furniture and equipment  5 - 40 years   3,446,813       3,326,082       3,652,244
Construction in progress                      -           210,583             -
                                       11,764,395      10,224,683      10,371,148
Accumulated depreciation                4,699,425       4,478,841       4,475,873
Net premises and equipment            $ 7,064,970     $ 5,745,842     $ 5,895,275

Depreciation expense                  $   541,647     $   514,285     $   459,744


8.   Deposits

     Major classifications of interest-bearing deposits are as follows:

                                          2003            2002            2001
Money market                      $ 50,168,501    $ 46,942,638    $ 40,739,491
Savings and NOW                    114,896,131     102,524,118      83,946,161
Other time                          77,279,961      78,739,169      88,954,866
                                  $242,344,593    $228,205,925    $213,640,518

     The rate repricing distribution of other time deposits follows:

Three months or less              $ 26,832,009    $ 28,235,099    $ 28,071,706
Over three through twelve months    35,832,764      36,006,763      48,240,152
Over one through two years          14,615,188      14,497,307      12,643,008
                                  $ 77,279,961    $ 78,739,169    $ 88,954,866

     Included in other time deposits are certificates of deposit of $100,000 or more as follows:

Amount outstanding                $ 20,037,763    $ 15,842,086    $ 20,741,917
Interest expense                  $    324,822    $    597,603    $    987,329

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

                                          2003            2002            2001
Maximum month-end amount outstanding$ 6,542,540     $ 6,531,215     $ 5,383,038
Average amount outstanding            4,134,892       4,957,151       4,125,782
Average rate paid during the year          .24%            .57%           1.50%
Investment securities underlying the
agreements at year end
  Carrying value                     16,993,472      15,994,905      13,991,479
  Estimated fair value               17,050,781      16,306,570      14,327,220

10.  Note Payable

     The Company purchased real estate, financing 100% of the purchase price. The 6% unsecured note has a final maturity of September, 2011. Maturities of this note are as follows:

                    2004                    $  18,925
                    2005                       20,092
                    2006                       21,332
                    2007                       22,647
                    2008                       24,044
               Remaining years                 74,047
                                             $181,087

11.   Profit Sharing Plan

     In 1999, the Company adopted a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all of the employees and allows discretionary Company contributions. Annually, the Board of Directors approves a discretionary contribution in addition to matching 50% of employee contributions to a maximum of 6% of the employee wages.

The total cost of the profit sharing plan for 2003, 2002, and 2001, were $170,395, $146,568, and $140,620, respectively.

                               Calvin B. Taylor Bankshares, Inc.
                                        and Subsidiary
                          Notes to Consolidated Financial Statements

12.  Other Operating Expenses

     The components of other operating expenses follow:

                                           2003           2002           2001
Advertising                          $  152,358    $   154,382    $   144,983
Business and product development         66,480         64,448         60,189
Computer software amortization           91,736        115,453         68,503
Computer software maintenance contracts  97,570         91,141            -
Courier service                          93,457         96,120         96,726
Deposit insurance                        46,975         47,800         43,413
Director fees                            84,240         80,600         83,025
Dues, donations, and subscriptions       80,842         81,171         80,024
Freight                                  67,517         62,294         57,806
Liability insurance                      47,160         60,042         44,608
Postage                                 168,083        181,567        155,002
Professional fees                        37,551         72,399         52,400
Stationery and supplies                 125,593        158,965        252,686
Telephone                               117,602        130,172        100,455
ATM fees                                182,168        182,487        154,289
Miscellaneous                           256,213        263,868        228,423
                                     $1,715,545     $1,842,909     $1,622,532

13.  Related Party Transactions

     The executive officers and directors of the Company enter into loan transactions with the Banks in the ordinary course of business.
 The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions.

                                          2003            2002           2001
Beginning balance                 $ 11,133,959    $ 11,079,167   $ 12,293,244
Advances                             8,550,318       6,034,153      4,833,136
Other increases                            -               -              -
                                    19,684,277      17,113,320     17,126,380
Repayments                           9,729,587       5,884,153      5,911,658
Other decreases                            -            95,208        135,555
Ending balance                    $  9,954,690    $ 11,133,959   $ 11,079,167

     Officers, directors, and employees are depositors of the Bank. They receive the same deposit rates and terms as other customers with similar deposits. As of December 31, 2003, the individual deposits in excess of $100,000 of executive officers, directors, and their related interests represented less than 3.0% of total deposits.

     The Company obtains legal services from a law firm in which one of the principal attorneys is also a member of the Board of Directors. Fees charged for these services are at similar rates charged by unrelated law firms for similar legal work. Amounts paid to this related party totaled $3,490, $1,235, and $2,003 during the years ended December 31, 2003, 2002, and 2001.

                               Calvin B. Taylor Bankshares, Inc.
                                        and Subsidiary
                          Notes to Consolidated Financial Statements


14.  Income Taxes

     The components of income tax expense are as follows:

                                          2003            2002            2001
Current
 Federal                            $2,613,587      $2,772,796      $2,598,069
 State                                 389,254         377,740         326,922
                                     3,002,841       3,150,536       2,924,991
Deferred                                46,409          41,962           9,234
                                    $3,049,250      $3,192,498      $2,934,225

     The components of the deferred tax (benefit) are as follows:

Provision for loan losses           $    (2372)     $    2,656      $     (754)
Non-accrual loan interest                   43             (43)            -
Depreciation                            47,512          32,334           5,317
Discount accretion                        (128)          3,191             412
Net operating loss carryforward
 for state income tax                     (163)            -               -
Organization costs                       1,517           3,824           4,259
                                    $   46,409      $   41,962      $    9,234

     The components of the net deferred tax asset (liability) are as follows:

Deferred tax asset
 Allowance for loan losses          $  603,495      $  601,123      $  603,779
 Non-accrual loan interest                 -                43             -
 Net operating loss
  carryforward for state
  income tax                               163             -               -
 Organization costs                                      1,517           5,341
                                       603,658         602,683         609,120

Deferred tax liabilities
 Depreciation                          268,112         220,601         188,267
 Discount accretion                     13,395          13,523          10,332
 Unrealized gain on securities
  available for sale                   677,783         438,715         275,882
                                       959,290         672,839         474,481

  Net deferred tax asset (liability)$ (355,632)     $  (70,156)      $ 134,639

     A reconciliation of the provision for taxes on income from the statutory federal income tax rates to the effective income tax rates follows:

Statutory federal income tax rate        34.0  %         34.0  %        34.0  %
Increase (decrease) in tax rate
 resulting from
  Tax-exempt income                      (1.5)           (1.1)          (1.5)
  State income taxes net of federal
   income tax benefit                     3.0             2.8            2.6
                                         35.5  %         35.7  %        35.1  %

                               Calvin B. Taylor Bankshares, Inc.
                                        and Subsidiary
                          Notes to Consolidated Financial Statements


15.   Fair Value of Financial Instruments

     The estimated fair values of the Company's financial instruments are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques prescribed by the Financial Accounting Standards Board and may not be indicative of the net realizable or liquidation values. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values. The fair value of financial instruments equals the carrying value of the instruments except as follows.

                       December 31, 2003        December 31, 2002        December 31, 2001
                       Carrying      Fair        Carrying      Fair        Carrying      Fair
                        amount       value        amount       value        amount       value
Financial assets
 Cash and due from
  banks             $20,482,866  $20,632,954  $21,051,412  $21,163,525  $18,397,266  $18,510,175
 Interest-bearing
  deposits            2,281,337    2,305,344    1,432,205    1,469,452      879,000      906,928
 Investment
  securities        158,932,277  159,340,681  122,572,299  123,860,642   88,372,251   89,578,179
 Loans, net         162,243,008
Financial
liabilities
 Interest-bearing
  deposits         $242,344,593 $242,471,838 $228,205,925 $228,558,735 $213,640,518 $214,497,142
 Note payable           181,087      176,288      198,912      193,045      215,702      206,453

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

                               Calvin B. Taylor Bankshares, Inc.
                                        and Subsidiary
                          Notes to Consolidated Financial Statements


16.  Capital Standards

     The Federal Reserve Board and the Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The capital ratios and minimum capital requirements of the Company are as follows:

                                                  Minimum       To be well
(in thousands)                    Actual      capital adequacy  capitalized
                               Amount  Ratio   Amount  Ratio   Amount  Ratio
December 31, 2003
Total capital
 (to risk weighted assets)     $65,082 39.1%   $13,299 8.0%    $16,624 10.0%
Tier 1 capital
 (to risk-weighted assets)     $62,488 37.6%   $ 6,650 4.0%    $ 9,974  6.0%
Tier 1 capital
 (to average fourth quarter
  assets)                      $62,488 16.0%   $15,636 4.0%    $19,545  5.0%

December 31, 2002
Total capital
 (to risk weighted assets)     $61,255 40.7%   $12,032 8.0%    $15,040 10.0%
Tier 1 capital
 (to risk-weighted assets)     $59,318 35.6%   $ 6,016 4.0%    $ 9,024  6.0%
Tier 1 capital
 (to average fourth quarter
  assets)                      $59,318 15.9%   $14,902 4.0%    $18,628  5.0%

December 31, 2001
Total capital
 (to risk weighted assets)     $58,800 36.8%   $12,791 8.0%    $15,989 10.0%
Tier 1 capital
 (to risk-weighted assets)     $56,804 35.6%   $ 6,396 4.0%    $ 9,593  6.0%
Tier 1 capital
 (to average fourth quarter
  assets)                      $56,804 17.1%   $13,329 4.0%    $16,661  5.0%

     Tier 1 capital consists of common stock, additional paid in capital, and retained earnings. Total risk-based capital includes a limited amount of the allowance for loan losses. In calculating risk-weighted assets, specific risk percentages are applied to each category of asset and off-balance sheet items.

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

                               Calvin B. Taylor Bankshares, Inc.
                                        and Subsidiary
                              Notes to Consolidated Financial Statements

17.  Parent Company Financial Information

                                                    December 31,
Balance Sheets                             2003             2002            2001
                         Assets
Cash and due from banks               $     52,244     $    353,604    $     57,513
Interest-bearing deposits                  650,132              -         1,512,125
Investment securities available for sale 2,685,158        1,783,680       1,637,219
Investment securities held to maturity     499,692          499,230             -
Investment in subsidiary bank           58,798,328       56,226,822      52,445,405
Premises and equipment                   1,342,696        1,375,315       1,640,946
Other assets                               163,001            3,630          55,688
    Total assets                      $ 64,191,251     $ 60,242,281    $ 57,348,896

Liabilities and Stockholders' Equity

Liabilities
 Deferred income taxes                $    393,950     $    118,136    $      61,492
 Other liabilities                         161,269          108,859           44,834
                                           555,219          226,995          106,326
Stockholders' equity
 Common stock                            3,227,966        3,240,000        3,240,000
 Additional paid-in capital             16,869,085       17,290,000       17,290,000
 Retained earnings                      42,391,363       38,788,018       36,274,102
 Accumulated other comprehensive income  1,147,618          697,268          438,468
    Total stockholders' equity          63,636,032       60,015,286       57,242,570
    Total liabilities and stockholders' equity
                                      $ 64,191,251     $ 60,242,281     $ 57,348,896


                                              Years Ended December 31,
Statements of Income                      2003              2002            2001

Interest revenue                      $     12,678     $      37,066    $     25,816
Dividend revenue                            43,227            37,792          34,090
Dividends from subsidiary                2,936,869         1,944,000       2,698,800
Equity in undistributed income
  of subsidiary                          2,562,464         3,612,515       2,695,465
Gain on sale of real estate                    -             267,844             -
Rental income and other fees                 2,028             2,748           2,700
                                         5,557,266         5,901,965       5,456,871

Expenses
 Occupancy                                   3,777            15,831           6,115
 Furniture and equipment                     1,167             2,014           1,968
 Other                                      20,272            21,263          36,044
                                            25,216            39,108          44,127
Income before income taxes               5,532,050         5,862,857       5,412,744
Income taxes (benefit)                      (8,164)          108,941          (1,660)
Net income                            $  5,540,214     $   5,753,916    $  5,414,404

                        Calvin B. Taylor Bankshares, Inc.
                                 and Subsidiary
                   Notes to Consolidated Financial Statements

17.	Parent Company Financial Information (Continued)

                                               Years Ended December 31,
                                          2003              2002            2001
Statements of Cash Flows
Cash flows from operating activities
  Interest and dividends received     $  2,992,141      $  2,012,520    $  2,749,579
  Rental payments received                  35,629            24,348          35,700
  Cash paid for operating expenses         (26,197)          (27,234)        (44,008)
  Income taxes refunded                   (100,483)            1,727          22,445
                                         2,901,090         2,011,361       2,763,716

Cash flows from investing activities
  Certificates of deposit purchased,
   net of maturities                      (500,000)        1,500,000      (1,500,000)
  Purchase of investments available
   for sale                               (182,500)              -           (15,767)
  Proceeds from maturities of
   investments held to maturity                -           1,500,000             -
  Purchase of investments held to maturity     -          (1,987,395)            -
  Proceeds from sale of premises
   and equipment                               -             500,000             -
  Purchase of premises and equipment           -                -            (64,126)
                                          (682,500)        1,512,605      (1,579,893)

Cash flows from financing activities
  Purchases and retirement of
   common shares                          (432,949)              -               -
  Dividends paid                        (1,936,869)       (3,240,000)     (1,198,800)
Net increase (decrease) in cash           (151,228)          283,966         (14,977)

Cash at beginning of year                  353,604            69,638          84,615
Cash at end of year                  $     202,376     $     353,604   $      69,638


Reconciliation of net income to net cash
 provided by operating activities
   Net income                        $   5,540,214      $  5,753,916    $  5,414,404
   Adjustments to reconcile net income
    to net cash used in operating
    activities
   Undistributed net income of
    subsidiary                          (2,562,464)       (3,612,515)     (2,695,465)
     Accretion of discount on
      debt securities                         (462)          (11,835)            -
     Depreciation                           32,619            33,475          33,120
     Gain on sale of assets                    -            (267,844)            -
     Increase (decrease) in deferred
      income taxes and other liabilities    50,554            64,106          44,900
     Decrease (increase) in other assets  (159,371)           52,058         (33,243)
                                      $  2,901,090      $  2,011,361    $  2,763,716

                        Calvin B. Taylor Bankshares, Inc.
                                 and Subsidiary
                   Notes to Consolidated Financial Statements


18.	Quarterly Results of Operations (Unaudited)

                                                 Three months ended
                       December 31,     September 30,    June 30,         March 31,
2003
Interest revenue       $3,826,749       $3,934,534       $4,024,543       $3,993,421
Interest expense          435,526          473,779          559,096          663,557
Net interest income     3,391,223        3,460,755        3,465,447        3,329,864
Provision for loan losses     -                -                -                -
Net income              1,308,544        1,429,125        1,450,040        1,352,505
Comprehensive income    1,372,451        1,288,388        1,994,551        1,335,174
Earnings per share          $0.40            $0.44            $0.45            $0.42

2002
Interest revenue       $4,227,559       $4,553,255       $4,555,972       $4,442,099
Interest expense          835,131          995,620        1,036,065        1,170,781
Net interest income     3,392,428        3,557,635        3,519,907        3,271,318
Provision for loan losses  25,000              -                -                -
Net income              1,441,829        1,491,997        1,540,177        1,279,913
Comprehensive income    1,500,543        1,658,031        1,608,412        1,245,730
Earnings per share          $0.45            $0.46            $0.47            $0.40

2001
Interest revenue       $4,804,117       $5,003,872       $4,882,457       $4,854,908
Interest expense        1,550,131        1,626,675        1,542,283        1,529,299
Net interest income     3,253,986        3,377,197        3,340,174        3,325,609
Provision for loan losses  22,985              -                -                -
Net income              1,165,144        1,400,912        1,491,492        1,356,856
Comprehensive income    1,126,589        1,416,605        1,453,466        1,359,501
Earnings per share          $0.36            $0.43            $0.46            $0.42