Form 10-Q
period 2004-03-31
TAYLOR CALVIN B BANKSHARES INC
filed 2004-05-06
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2004

Commission File Number:  000-50047

CALVIN B. TAYLOR BANKSHARES, INC.

I.R.S. Employer Identification No.: 52-1948274
State of incorporation: Maryland

Address of principal executive offices:
  24 North Main Street,  Berlin,  Maryland  21811
Issuer's telephone number: (410) 641-1700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   YES X  	  NO___

Indicate by check mark whether the registrant is an accelerated filer as defined
in Rule 12b-2 of the Exchange Act.   YES X  	NO___

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:	The registrant had 3,222,348
shares of common stock ($1.00 par) outstanding as of April 30, 2004.


Calvin B. Taylor Bankshares, Inc. and Subsidiary
Form 10-Q
Index


Part I  -   Financial Information                                      Page

Item 1      Consolidated Financial Statements
            Consolidated Balance Sheets                                  3
            Consolidated Statements of Income                            4
            Consolidated Statements of Cash Flows                        5-6
            Notes to Consolidated Financial Statements                   7

Item 2      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                   8-10

Item 3      Quantitative and Qualitative Disclosures About Market Risks  11

Item 4      Controls and Procedures                                      11

Part II - Other Information

Item 1      Legal Proceedings                                            12
Item 2      Changes in Securities and Use of Proceeds                    12
Item 3      Defaults Upon Senior Securities                              12
Item 4      Submission of Matters to a Vote of Security Holders          12
Item 5      Other Information                                            12
Item 6      Exhibits and Reports on Form 8-K                             12-15

Signatures                                                               16



Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part I - Financial Information

Consolidated Balance Sheets

                                         (unaudited)
                                             March       December
                                              2004         2003
Assets
Cash and due from banks                  $ 16,652,209 $ 20,482,866
Federal funds sold                         42,217,542   29,525,781
Interest-bearing deposits                   2,181,715    2,281,337
Investment securities available
 for sale                                   9,382,970    9,265,471
Investment securities held to
 maturity (approximate fair
 value of $137,226,363 and
 $150,075,210)                            136,602,239  149,666,806
Loans, less allowance for loan
 losses of $2,187,860 and $2,187,277      163,040,952  162,243,008
Premises and equipment                      7,056,180    7,064,970
Accrued interest receivable                 1,396,017    1,344,613
Bank owned life insurance                   4,094,425    4,054,035
Other assets                                  451,259      557,514
                                         $383,075,508 $386,486,401

Liabilities and Stockholders' Equity
Deposits
 Noninterest-bearing                     $ 67,950,589 $ 75,601,460
 Interest-bearing                         244,256,872  242,344,593
                                          312,207,461  317,946,053
Securities sold under agreements
 to repurchase                              4,131,752    4,113,154
Pending purchases of investment
 securities                                   561,673         -
Accrued interest payable                      134,247      145,044
Note payable                                  176,461      181,087
Deferred income taxes                         378,324      355,632
Other liabilities                             573,174      109,399
                                          318,163,092  322,850,369
Stockholders' equity
 Common stock, par value $1 per
  share; Authorized 10,000,000 shares,
  issued and outstanding
  3,224,898 shares at March 31, 2004, and
  3,227,966 shares at December 31, 2003     3,224,898    3,227,966
 Additional paid-in capital                16,761,705   16,869,085
  Retained earnings                        43,734,147   42,391,363
                                           63,720,750   62,488,414
 Accumulated other comprehensive income     1,191,666    1,147,618
                                           64,912,416   63,636,032
                                         $383,075,508 $386,486,401

See accompanying Notes to Consolidated Financial Statements



Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)


                                     For the three months ended March 31,
                                              2004         2003
Interest and dividend revenue
 Loans, including fees                   $  2,906,027 $  3,026,791
 U.S. Treasury and Agency securities          673,548      756,863
 State and municipal securities                60,169       49,045
 Federal funds sold                            72,541      133,640
 Interest-bearing deposits                     12,070       10,042
 Equity securities                             18,767       17,040
  Total interest and dividend revenue       3,743,122    3,993,421

Interest expense
 Deposit interest                             398,564      657,727
 Other                                          3,973        5,830
  Total interest expense                      402,537      663,557
   Net interest income                      3,340,585    3,329,864

Provision for loan losses                        -            -
   Net interest income after
    provision for loan losses               3,340,585    3,329,864

Non-interest revenue
 Service charges on deposit accounts          252,221      257,571
 Miscellaneous revenue                        167,163      115,485
  Total non-interest revenue                  419,384      373,056

Non-interest expenses
 Salaries                                     773,931      747,203
 Employee benefits                            203,230      174,117
 Occupancy                                    144,833      128,638
 Furniture and equipment                      127,250      142,282
 Other operating                              432,941      424,175
  Total non-interest expenses               1,682,185    1,616,415

Income before income taxes                  2,077,784    2,086,505
Income taxes                                  735,000      734,000
Net income                               $  1,342,784 $  1,352,505

Basic earnings per share                 $       0.42 $       0.42


See accompanying Notes to Consolidated Financial Statements



Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)

                                     For the three months ended March 31,
                                              2004         2003

Cash flows from operating activities
 Interest received                       $  3,689,955 $  3,961,786
 Fees and commissions received                350,871      372,813
 Interest paid                               (413,334)    (702,594)
 Cash paid to suppliers and employees      (1,427,146)  (1,538,160)
 Income taxes paid                           (200,328)     (97,758)
                                            2,000,018    1,996,087
Cash flows from investing activities
 Purchase of investment securities
  available for sale                          (50,000)     (25,000)
 Proceeds from maturities of
  investment securities held to
  maturity                                 29,060,009   29,910,000
 Purchase of investment securities
  held to maturity                        (15,432,757) (30,810,292)
  Loans made, net of principal collected (797,944) (5,995,255) Purchases of and deposits on
   premises, equipment, and intangibles      (182,776)    (531,356)
                                           12,596,532   (7,451,903)
Cash flows from financing activities
Net increase (decrease) in
  Time deposits                            (3,814,039)  (1,346,600)
  Other deposits                           (1,924,553)  (6,644,863)
  Securities purchased under agreements
   to repurchase                               18,598     (532,258)
Payment on note payable                        (4,626)      (4,357)
Purchases and retirement of common shares    (110,448)        -
                                           (5,835,068)  (8,528,078)

Net increase (decrease) in cash             8,761,482  (13,983,894)
Cash and equivalents at beginning
 of period                                 50,158,779   75,873,029
Cash and equivalents at end of period    $ 58,920,261 $ 61,889,135
















See accompanying Notes to Consolidated Financial Statements



Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)


                                     For the three months ended March 31,
                                              2004         2003
Reconciliation of net income to net
 cash provided by operating activities
 Net income                              $  1,342,784 $  1,352,505
  Adjustments to reconcile net income to
   net cash provided by operating
   activities
   Depreciation and amortization              157,861      168,492
   Security discount accretion, net
    of premium amortization                    (1,762)     (34,702)
   (Gain) loss on disposition of assets         1,543         -
   Decrease (increase) in
    Accrued interest receivable               (51,404)       3,068
    Cash surrender value of bank owned
      life insurance                          (40,390)        -
    Other assets                              138,408      (17,978)
   Increase (decrease) in
    Accrued interest payable                  (10,797)     (39,036)
    Accrued income taxes                      534,672      636,242
    Other liabilities                         (70,897)     (72,504)
                                         $  2,000,018 $  1,996,087

Composition of cash and cash equivalents
  Cash and due from banks                $ 16,652,209 $ 18,128,997
  Federal funds sold                       42,217,542   43,560,048
  Interest-bearing deposits, except
   for time deposits                           50,510      200,090
                                         $ 58,920,261 $ 61,889,135
















See accompanying Notes to Consolidated Financial Statements


Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Financial Statements


1.     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position and results of operations have been made. These adjustments are of a normal recurring nature. Results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the audited consolidated financial statements and related footnotes for the Registrant's fiscal period ended December 31, 2003.

     Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

     Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and interest-bearing deposits except for time deposits. Federal funds are purchased and sold for one-day periods.

     Per share data
     Earnings per common share are determined by dividing net income by the weighted average of shares outstanding for the period. The weighted average of common shares outstanding was 3,191,910 and 3,240,000 shares outstanding, for the quarters ended March 31, 2004 and 2003, respectively.

2.     Comprehensive Income

     Comprehensive income consists of:

                                         Three months ended March 31,
                                              2004         2003

Net income                               $  1,342,784 $  1,352,505
Unrealized gain (loss) on investment
 securities available for sale, net
 of income taxes                               44,048      (17,331)
Comprehensive income                     $  1,386,832 $  1,335,174

3.     Loan commitments

     Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Outstanding loan commitments and letters of credit consist of:

                                            March 31,   December 31,
                                              2004         2003
Loan commitments                         $ 27,510,634 $ 25,532,081
Standby letters of credit                $  3,307,773 $  2,957,508



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

General

     Calvin B. Taylor Bankshares, Inc. (the "Company") was incorporated as a Maryland corporation on October 31, 1995. The Company owns all of the stock of Calvin B. Taylor Banking Company (the "Bank"), a commercial bank that was established in 1890 and incorporated under the laws of the State of Maryland on December 17, 1907. This bank operates nine banking offices in Worcester County, Maryland and one banking office in Ocean View, Delaware. The Bank's administrative office is located in Berlin, Maryland. The Bank is engaged in a general commercial and retail banking business serving individuals, businesses, and governmental units in Worcester County, Maryland, Ocean View, Delaware, and neighboring counties.

     The Company currently engages in no business other than owning and managing the Bank.

Financial Condition, Liquidity and Sources of Capital

     Total assets of the Company decreased $3.4 million from December 31, 2003 to March 31, 2004. During the first quarter of the year, the Bank typically experiences a decline in deposits since business customers are using their deposits to meet cash flow needs. This reduction of deposits reuslts in reductions in either federal funds sold or investments in securities. Generally, this situation reverses late in the second quarter of the year as the Bank receives deposits from seasonal business customers, summer residents, and tourists.

     During the first quarter of 2004, the Bank's loan portfolio increased $.8 million. Funding for these loans was provided primarily by a reduction in overnight federal funds sold. As loans earn at a higher rate than federal funds sold, this shift has a positive impact on earnings.

     The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level relies on management's judgment about factors affecting loan quality and anticipated changes in the composition and size of the portfolio, as well as assumptions about the economy. Historically, the Company has low loan charge-offs. The Bank's target levels for the allowance as a percentage of gross loans range from
approximately 1.00% to 1.35%.   Based on review of the Bank's loan portfolio,
the Company determined that an allowance of 1.32% of gross loans was adequate as of March 31, 2004. At December 31, 2003, the allowance was 1.33% of gross loans. At March 31, 2004, there were no non-accruing loans and loans delinquent ninety days or more, excluding non-accruing loans, totaled $659,976 or .40% of the portfolio.

     The company's major sources of liquidity are loan repayments, maturities of short-term investments including federal funds sold, and increases in core deposits. Throughout the first quarter of the year, when the Bank typically experiences a decline in deposits, federal funds sold, and investment securities are primary sources of liquidity. During the second quarter of the year, additional sources of liquidity become more readily available as business borrowers start repaying loans, and the Bank receives seasonal deposits. Throughout the second and third quarters the Bank maintains a high liquidity level. Funds from seasonal deposits are generally invested in short-term U.S. Treasury Bills and overnight federal funds. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 64.27% for the first quarter of 2004, compared to 62.54% for the first quarter of 2003.
The Bank's liquidity levels have remained atypically high since mid-2001 when the Bank experience an influx of deposits as a result of general economic conditions. Management believes that the deposit growth in late 2001 through 2003 was based in part in depositors' lack of confidence in the stock market and their flight to the relative safety of insured deposits.


Results of Operations

     Net income for the three months ended March 31, 2004, was $1,342,784 or $.42 per share, compared to $1,352,505 or $.42 per share for the first quarter of 2003. This represents a decrease of $9,721.

     While earnings decreased slightly, net interest income increased by $10,721 in the first quarter of 2004 compared to the first quarter of 2003 due an improved interest spread resulting from deposit rate reductions made early in 2003 which continue to offset declining yields on earning assets. Net interest income is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease one hundred basis points, and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience a decrease of less than five percent in net interest income. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans or deposits.

     No provision for loan losses was made in the first quarters of 2004 or 2003. Net loan charge-offs(recoveries) were ($583) during the first quarter of 2004 versus ($1,530) during the first quarter of 2003.

     Other operating revenues exceed last year primarily due to increases in the cash surrender value of Bank Owned Life Insurance. The Bank invested $4.0 million in life insurance in August 2003. The increase in cash surrender value during the first quarter of 2004 was $40.4 thousand.

     Other expense variances include an increase in salaries and employee benefits of $55.8 thousand, of which $26.8 thousand is increased salaries and $38.1 thousand is group insurance. The Bank employed 100 full time equivalent employees as of March 31, 2004. The Bank hires seasonal employees during the summer. The Company has no employees other than those hired by the Bank.

     Income taxes are $1,000 higher than last year, on a pre-tax income decrease of $8,721.




Plans of Operation

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

     The Company, through the Bank, also offers a full range of short- to
medium-term commercial and personal loans.   Commercial loans include both
secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Company originates commercial and residential mortgage loans and real estate construction and acquisition loans. These lending activities are subject to a variety of lending limits imposed by state and federal law. The Bank may not make any loans to any director or executive officer (except for commercial loans to directors who are not officers or employees) unless the Board of Directors of the Bank approves the loans.
The Board of Directors must review any such loans every six months.

     Other bank services include cash management services, 24-hour ATM's, debit cards, safe deposit boxes, travelers' checks, direct deposit of payroll and social security, and automatic drafts. The Bank offers bank-by-phone and Internet banking services, including electronic bill-payment, to both commercial and retail customers.


Capital Resources and Adequacy

     Total stockholders' equity increased $1,276,384 from December 31, 2003 to March 31, 2004. This increase is attributable to the comprehensive income recorded during the period, as detailed in Note 2 of the Notes to Financial Statements, reduced by $110,448 used to purchase and retire 3,068 shares of common stock. Stock repurchases were at a price of $36.00 dollars per share.

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

     Tier one risk-based capital ratios of the Company as of March 31, 2004 and 2003 were 40.68% and 38.89%, respectively. Both are substantially in excess of regulatory minimum requirements.


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

     At March 31, 2004, the Company's interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 11.15%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and, in a rising rate environment, net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.


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










Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part II. Other Information


Item 1	Legal Proceedings
        Not applicable

Item 2	Changes in Securities and Use of Proceeds
        e) The following table presents information about the Company's repurchase of its equity securities during the calendar quarter ended on the date of this Form 10-Q.

                                    (c ) Total number        (d) Maximum Number
            (a) Total  (b) Average  of Shares Purchased      of Shares that may
            Number     Price Paid   as Part of a Publicly    yet be Purchased
  Period    of Shares  per Share    Announced Program        Under the Program
  January     none          n/a              none                 311,966
  February     500       $36.00               500                 311,466
  March      2,568       $36.00             2,568                 308,898
  Totals     3,068       $36.00             3,068                     n/a
c
     The Company publicly announced on August 14, 2003, that it would repurchase up to 10% of its outstanding equity stock at that time, which equates to a total of 324,000 common shares available for repurchase. There is no expiration date for this program. No other stock repurchase plan or program exists at this time, nor has any other plan or program expired during the period covered by this table.

Item 3  Defaults Upon Senior Securities
        Not applicable

Item 4  Submission of Matters to a Vote of Security Holders
        There were no matters submitted to security holders for a vote during the quarter ended March 31, 2004.

Item 5  Other information
        Not applicable.

Item 6  Exhibits and Reports on Form 8-K
        a)  Exhibits
        Proxy Statement dated March 15, 2004, is incorporated by reference.

        b)  Reports on Form 8-K
        There were no reports on Form 8-K filed for the quarter ended March 31, 2004.












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

                                   Calvin B. Taylor Bankshares, Inc.


Date:  May 5, 2004_______          By:    /s/  Reese F. Cropper, Jr.
                                      Reese F. Cropper, Jr.
                                      Chairman & Chief Executive Officer
                                      (Principal Executive Officer)


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

                                   Calvin B. Taylor Bankshares, Inc.


Date:  May 5, 2004_______          By:    /s/  Jennifer G. Hawkins
                                      Jennifer G. Hawkins
                                      Treasurer
                                      (Principal Financial Officer)


Exhibit 32
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

     We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2004 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

                                   Calvin B. Taylor Bankshares, Inc.


Date:  May 5, 2004_______          By:    /s/  Reese F. Cropper, Jr.
                                      Reese F. Cropper, Jr.
                                      Chairman & Chief Executive Officer
                                      (Principal Executive Officer)

Date:  May 5, 2004_______          By:    /s/  Jennifer G. Hawkins
                                      Jennifer G. Hawkins
                                      Treasurer
                                      (Principal Financial Officer)




SIGNATURES

     Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Calvin B. Taylor Bankshares, Inc.




Date:  May 5, 2004_______          By:    /s/  Reese F. Cropper, Jr.
                                      Reese F. Cropper, Jr.
                                      Chairman & Chief Executive Officer
                                      (Principal Executive Officer)

Date:  May 5, 2004_______          By:    /s/  Jennifer G. Hawkins
                                      Jennifer G. Hawkins
                                      Treasurer
                                      (Principal Financial Officer)