Form 10-Q
period 2004-06-30
TAYLOR CALVIN B BANKSHARES INC
filed 2004-08-06
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13(a) OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
The registrant had 3,217,968 shares of common stock ($1.00 par) outstanding as of July 31, 2004.

























Calvin B. Taylor Bankshares, Inc. and Subsidiary
Form 10-Q
Index


Part I  -  Financial Information
                                                                         Page

Item 1	Consolidated Financial Statements
             Consolidated Balance Sheets                                   3
             Consolidated Statements of Income	                           4-5
             Consolidated Statements of Cash Flows                         6-7
             Notes to Consolidated Financial Statements                    8

Item 2  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     9-12

Item 3  Quantitative and Qualitative Disclosures About Market Risks        12

Item 4  Controls and Procedures                                            13

Part II -   Other Information

Item 1  Legal Proceedings                                                  14
Item 2  Changes in Securities and Use of Proceeds                          14
Item 3  Defaults Upon Senior Securities                                    14
Item 4  Submission of Matters to a Vote of Security Holders                14
Item 5  Other Information                                                  14
Item 6  Exhibits and Reports on Form 8-K                                   14-17

Signatures                                                                 18
































Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part I - Financial Information
Consolidated Balance Sheets
                                            (unaudited)
                                                June       December
                                                2004         2003
Assets
Cash and due from banks                    $ 18,110,361  $ 20,482,866
Federal funds sold                           42,050,901    29,525,781
Interest-bearing deposits                     2,143,660     2,281,337
Investment securities available
  for sale                                    9,327,599     9,265,471
Investment securities held to maturity
  (approximate fair value of
   $146,941,520 and $150,075,210)           147,718,987   149,666,806
Loans, less allowance for loan losses
  of $2,190,706 and $2,187,277              163,097,097   162,243,008
Premises and equipment                        6,919,445     7,064,970
Accrued interest receivable                   1,359,227     1,344,613
Bank owned life insurance                     4,135,220     4,054,035
Other assets                                    595,758       557,514
                                           $395,458,255  $386,486,401

Liabilities and Stockholders' Equity
Deposits
  Noninterest-bearing                      $ 83,250,030  $ 75,601,460
  Interest-bearing                          239,492,646   242,344,593
                                            322,742,676   317,946,053
Securities sold under agreements to
  repurchase                                  5,566,673     4,113,154
Pending purchases of investment securities      544,786         -
Accrued interest payable                        123,992       145,044
Note payable                                    171,766       181,087
Deferred income taxes                           308,577       355,632
Other liabilities                                 1,065       109,399
                                            329,459,535   322,850,369
Stockholders' equity
  Common stock, par value $1 per share
   authorized 10,000,000 shares, issued
   and outstanding 3,220,748 shares at
   June 30,2004 and 3,227,966 shares at
   December 31, 2003                          3,220,748     3,227,966
  Additional paid in capital                 16,616,455    16,869,085
  Retained earnings                          45,105,240    42,391,363
                                             64,942,443    62,488,414
  Accumulated other comprehensive income      1,056,277     1,147,618
                                             65,998,720    63,636,032

                                           $395,458,255  $386,486,401

See accompanying Notes to consolidated Financial Statements












Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)

                                        For the three months ended June 30,
                                                2004         2003
Interest and dividend revenue
  Loans, including fees                    $  2,906,603  $  3,110,407
  U.S. Treasury and Agency securities           662,180       704,492
  State and municipal securities                 66,339        55,940
  Federal funds sold                             80,821       131,664
  Interest-bearing deposits                      11,444        10,842
  Equity securities                               6,146        11,198
    Total interest and dividend revenue       3,733,533     4,024,543

Interest expense
  Deposit interest                              379,891       553,803
  Other                                           4,330         5,293
    Total interest expense                      384,221       559,096
    Net interest income                       3,349,312     3,465,447

Provision for loan losses                          -             -
    Net interest income after
      provision for loan losses               3,349,312     3,465,447

Non-interest revenue
  Service charges on deposit accounts           269,269       268,079
  Miscellaneous revenue                         196,959       147,885
    Total non-interest revenue                  466,228       415,964

Non-interest expenses
  Salaries                                      759,793       745,893
  Employee benefits                             168,735       162,917
  Occupancy                                     144,098       122,068
  Furniture and equipment                       153,696       121,522
  Other operating                               478,125       450,971
    Total non-interest expenses               1,704,447     1,603,371

Income before income taxes                    2,111,093     2,278,040
Income taxes                                    740,000       828,000

Net income                                  $ 1,371,093 $   1,450,040

Basic earnings per share                    $      0.43 $        0.45

See accompanying Notes to consolidated Financial Statements


















Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
(Continued)

                                         For the six months ended June 30,
                                                2004          2003
Interest and dividend revenue
  Loans, including fees                    $  5,812,630  $  6,137,198
  U.S. Treasury and Agency securities         1,335,728     1,461,355
  State and municipal securities                126,508       104,985
  Federal funds sold                            153,362       265,304
  Interest-bearing deposits                      23,514        20,884
  Equity securities                              24,913        28,238
    Total interest and dividend revenue       7,476,655     8,017,964

Interest expense
  Deposit interest                              778,455     1,211,530
  Other                                           8,303        11,124
    Total interest expense                      786,758     1,222,654
    Net interest income                       6,689,897     6,795,310

Provision for loan losses                          -             -
    Net interest income after provision
    for loan losses                           6,689,897     6,795,310

Non-interest revenue
  Service charges on deposit accounts           521,490       525,650
  Miscellaneous revenue                         364,122       263,371
    Total non-interest revenue                  885,612       789,021

Non-interest expenses
  Salaries                                    1,533,724     1,493,095
  Employee benefits                             371,965       337,034
  Occupancy                                     288,931       250,706
  Furniture and equipment                       280,946       263,804
  Other operating                               911,066       875,147
    Total non-interest expenses               3,386,632     3,219,786

Income before income taxes                    4,188,877     4,364,545
Income taxes                                  1,475,000     1,562,000

Net income                                 $  2,713,877  $  2,802,545

Basic earnings per share                   $       0.84  $       0.86

See accompanying Notes to consolidated Financial Statements

















Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)

                                         For the six months ended June 30,
                                                2004          2003
Cash flows from operating activities
  Interest received                        $  7,461,114  $  7,946,860
  Fees and commissions received                 914,244       722,210
  Interest paid                                (807,810)   (1,287,060)
  Cash paid to suppliers and employees       (3,032,817)   (2,908,417)
  Income taxes paid                          (1,696,328)   (1,579,398)
                                              2,838,403     2,894,195
Cash flows from investing activities
  Certificates of deposit purchased, net
      of redemptions                                 (3)     (349,582)
  Purchase of investment securities
      available for sale                        (99,004)     (100,000)
  Proceeds from maturities of investment
      securities held to maturity            54,450,084    58,280,000
  Purchase of investment securities held
      to maturity                           (52,057,988)  (65,188,219)
  Loans made, net of principal collected       (854,089)   (8,314,903)
  Purchases of premises, equipment, and
      intangibles                              (243,441)   (1,188,031)
                                              1,195,559   (16,860,735)

Cash flows from financing activities
  Net increase (decrease) in
    Time deposits                            (6,821,176)   (1,591,962)
    Other deposits                           11,617,799    13,252,840
  Securities purchased under agreements
     to repurchase                            1,453,519        77,758
  Payment on note payable                        (9,321)       (8,780)
  Purchases and retirement of common
     shares                                    (259,848)          -
                                              5,980,973    11,729,856

Net increase (decrease) in cash              10,014,935    (2,236,684)
Cash and equivalents at beginning of
   period                                    50,158,779    75,873,029
Cash and equivalents at end of period     $  60,173,714 $  73,636,345






















Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)


                                       For the six months ended June 30,
                                               2004           2003

Reconciliation of net income to net cash
provided
 By operating activities
 Net income                               $   2,713,877 $   2,802,545
 Adjustments to reconcile net income to
    net cash
   Provided by operating activities
   Depreciation and amortization                326,500       317,647
   Security discount accretion, net of
    premium amortization                           (927)      (49,101)
   (Gain) loss on disposition of assets          12,815           -
    Decrease (increase) in
     Accrued interest receivable                (14,614)      (22,003)
     Cash surrender value of bank owned
      life insurance                            (81,185)          -
      Other assets                               11,324        14,273
    Increase (decrease) in
     Accrued interest payable                   (21,052)      (64,405)
     Other liabilities                         (108,335)     (104,761)
                                          $   2,838,403 $   2,894,195

  Composition of cash and cash
   equivalents
  Cash and due from banks                 $  18,110,361 $  25,228,850
  Federal funds sold                         42,050,901    48,407,495
  Interest-bearing deposits, except for
   time deposits                                 12,452           -
                                          $  60,173,714 $  73,636,345



See accompanying Notes to consolidated Financial Statements
























Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Financial Statements


1.   Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been made. These adjustments are of a normal recurring nature. Results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the audited consolidated financial statements and related footnotes for the Registrant's year ended December 31, 2003.
     Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

     Cash Flows
     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks,federal funds sold, and interest-bearing deposits except for time deposits. Federal funds are purchased and sold for one-day periods.

     Per share data

     Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding for the period, as follows:

                                                  2004         2003

Three months ended June 30                      3,222,311    3,240,000
Six months ended June 30                        3,224,838    3,240,000


2.   Comprehensive Income

		          Comprehensive income consists of:

                                               Six months ended June 30,
                                                 2004          2003

Net income                                    $2,713,877    $2,802,545
Unrealized gain (loss) on investment
 securities available for sale,
 net of income taxes                             (91,341)      527,180
Comprehensive income                          $2,622,536    $3,329,725

3.	Loan commitments

    Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Outstanding loan commitments and letters of credit consist of:

                                                     June 30,
                                                  2004         2003

Loan commitments                              $29,012,919  $25,011,480
Standby letters of credit                     $ 2,809,485  $ 2,629,094


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

Critical Accounting Policies

     The Company's financial condition and results of operations are sensitive to accounting measurements and estimates of inherently uncertain matters. When applying accounting policies in areas that are subjective in nature, management uses its best judgment to arrive at the carrying value of certain assets. One of the most critical accounting policies applied is related to the valuation of the loan portfolio. Management estimates the appropriate allowance for loan losses, including the timing of loan charge-offs.

     The allowance for loan losses represents a reserve for potential losses in the loan portfolio. It is one of the most difficult and subjective judgments. The adequacy of the allowance for loan losses is evaluated periodically based on a review of the loan portfolio, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level relies on management's judgment about factors affecting loan quality, current trends in delinquencies and charge-offs, and anticipated changes in the composition and size of the portfolio. Management also considers external factors such as changes in the interest rate environment, the view of the Bank's regulators, economic conditions in the Bank's service area and beyond, and legislation that affects the banking industry.

Financial Condition

     Total assets of the Company increased $9.0 million from December 31, 2003 to June 30, 2004. Combined deposits and customer repurchase agreements increased $6.3 million during the same period. During the first quarter of the year, the Bank typically experiences a decline in deposits since business customers are using their deposits to meet cash flow needs. Generally, this situation reverses late in the second quarter of the year as the Bank receives deposits from seasonal business customers, summer residents and tourists. During the first six months of 2003, this traditional pattern did not apply. Management believes that adverse conditions in the stock markets contributed to unusually large increases in deposits in the first half of last year.
After nearly three years of unusually large deposit increases, the Bank appears to be returning to a more historically typical model in 2004.

     During the first six months of 2004, the Bank's grossloan portfolio has increased $864 thousand. Funding for these loans was provided by growth in deposits. This increase in loans does not negatively impact the Company's ability to meet liquidity demands.

     Historically, the Company has low loan charge-offs. Based on a review of the consolidated loan portfolio, the Company determined that an allowance of 1.33% of gross loans was adequate as of June 30, 2004. At
December 31, 2003, the allowance was 1.33% of gross loans. At June 30, 2004, there was one non-accruing loan with an outstanding principal balance of $3,081. Loans delinquent ninety days or more totaled $531,105 or .32% of the portfolio.


Liquidity

     The Company's major sources of liquidity are loan repayments, maturities of short-term investments including federal funds sold, and increases in core deposits. Throughout the first quarter of the year, when the Bank typically experiences a decline in deposits, federal funds sold and investment securities are primary sources of liquidity. During the second quarter of the year, additional sources of liquidity become more readily available as business borrowers start repaying loans, and the Bank receives seasonal deposits. Throughout the second and third quarters the Bank maintains a high liquidity level. Funds from seasonal deposits are generally invested in short-term U.S. Treasury Bills and overnight federal funds. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 65.41% for the second quarter of 2004 compared to 64.27% for the first quarter of 2004 and 62.62% for the second quarter of 2003. This increase in liquidity is primarily due to growth in deposits, which has not been accompanied by a corresponding increase in demand for loans.


Results of Operations

     Net income for the three months ended June 30, 2004, was $1,371,093 or $.43 per share, compared to $1,450,040 or $.45 per share for the second quarter of 2003. This represents a decrease of $78,947 or 5.44% from the prior year. Year to date net income has decreased $88,668 or $.02 per share to $2,713,877 or $.84 per share in 2004 from $2,802,545 or $.86 per share in 2003. The key components of net income are discussed in the following paragraphs.

     Net interest income decreased $105,413 in the first six months of 2004 compared to the first six months of 2003. This decrease is attributable to the fall of market rates throughout 2001 through 2003. Although deposit rates dropped to the current level in July 2003, the Bank's loan and investment portfolios have continued to reprice downward. The Company's net interest income is one of the most important factors in evaluating its financial performance. Management uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease one hundred basis points, and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience a decrease of less than five percent in net interest income. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans or deposits.

     No provision for loan losses was made in the first six months of 2004 or 2003. Net loans charged-off(recovered) were ($3,429) during the first half of 2004 versus ($2,130) in the same period in 2003.

     Miscellaneous non-interest revenues exceed last year-to-date primarily due to the increase in cash surrender value of bank owned life insurance. The Bank invested $4 million in life insurance in August 2003. As of June 30, 2004, the current year increase in cash surrender value is $81.2 thousand.

     Non-interest expense variances include a $45.7 thousand increase in group insurance premiums. The Bank employed 98 full time equivalent employees as of June 30, 2004. The Bank hires seasonal employees during the summer.
The Company has no employees other than those hired by the Bank.

     Non-interest expense variances also include an increase of $35.9 thousand in other operating expenses. Significant line items variances include a $14.3 thousand increase in correspondent bank fees, and $10.9 thousand in computer software annual maintenance fees.

     Income taxes are $87.0 thousand lower than last year, on a pre-tax income decrease of $175.7 thousand.

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

     The Company, through the Bank, offers a full range of short-to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Company originates commercial and residential mortgage loans and real estate construction and acquisition loans. These lending activities are subject to a variety of lending limits imposed by state and federal law. The Bank may not make any loans to any director or executive officer (except for commercial loans to directors who are not officers or employees) unless the Board of Directors of the Bank approves the loans. The Board of Directors must review any such loan every six months.

     Other bank services include cash management services, 24-hour ATM's, debit cards, safe deposit boxes, travelers' checks, direct deposit of payroll and social security, and automatic drafts. The Bank offers bank-by-phone and Internet banking services, including electronic bill-payment, to both commercial and retail customers.


Capital Resources and Adequacy

     Total stockholders' equity increased $2,362,688 from December 31, 2003 to June 30, 2004. This increase is attributable to comprehensive income recorded during the period, as detailed in Note 2 of the Notes to Financial Statements, reduced by $259,848 used to purchase and retire 7,218 shares of the Company's common stock. Stock repurchases were at a price of $36.00 per share.

     Under the capital guidelines of the Federal Reserve Board and the FDIC, the Company and Bank are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of stockholders' equity less accumulated other comprehensive income. In addition, the Company and the Bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest-rated institutions.

     Tier one risk-based capital ratios of the Company as of June 30, 2004 and 2003 were 39.71% and 36.74%, respectively. Both are substantially in excess of regulatory minimum requirements.


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

     At June 30, 2004, the Company's interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 11.47%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.

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

                                    (c ) Total number     (d)Maximum Number
         (a) Total    (b) Average   of Shares Purchased   of Shares that may
         Number       Price Paid    as Part of a Publicly yet be Purchased
Period   of Shares    per Share     Announced Program     Under the Program
April     2,550        $36.00           2,550               306,348
May         500        $36.00             500               305,348
June      1,100        $36.00           1,100               304,748
Totals    4,150        $36.00           4,150

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

Item 3     Defaults Upon Senior Securities
           Not applicable

Item 4     Submission of Matters to a Vote of Security Holders
           The Company held its annual meeting on May 12, 2004, during which the items detailed in the proxy statement dated March 19, 2004, were approved. This includes the reelection of the Board of Directors.

Item 5     Other information
           Not applicable.

Item 6     Exhibits and Reports on Form 8-K
     a)    Exhibits
           2. Proxy Statement dated March 19, 2004, is incorporated by reference.
           31. Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are presented on pages 14 and 15, respectively.
           32. Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is presented on page 16.

     b)    Reports on Form 8-K
           There were no reports on Form 8-K filed for the quarter ended June 30, 2004.








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

Calvin B. Taylor Bankshares, Inc.


Date:  August 5, 2004_______                By:/s/  Reese F. Cropper, Jr.
                                               Reese F. Cropper, Jr.
                                               Chairman & Chief
                                               Executive Officer
                                               (Principal Executive Officer)



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

Calvin B. Taylor Bankshares, Inc.


Date:  August 5, 2004_______          By:/s/  Jennifer G.Hawkins
                                         Jennifer G. Hawkins
                                         Treasurer
                                        (Principal Financial Officer)




Exhibit 32
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended June 30, 2004 of the Registrant (the "Report"):

(1)The Report fully complies with the requirements of Section 13(a)or 15
   (d) of the Securities Exchange Act of 1934, as amended; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



Calvin B. Taylor Bankshares, Inc.




Date:  August 5, 2004_______          By:/s/  Reese F. Cropper,Jr.
                                         Reese F. Cropper, Jr.
                                         Chairman & Chief
                                         Executive Officer
                                        (Principal Executive Officer)


Date:  August 5, 2004_______          By:/s/  Jennifer G.Hawkins
                                         Jennifer G. Hawkins
                                         Treasurer
                                        (Principal Financial Officer)




























SIGNATURES

     Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



calvin B. Taylor Bankshares, Inc.



Date:  August 5, 2004_______          By:/s/  Reese F. Cropper,Jr.
                                         Reese F. Cropper, Jr.,
                                         Chairman & Chief
                                         Executive Officer


Date:  August 5, 2004_______          By:/s/  Jennifer G.Hawkins
                                         Jennifer G. Hawkins
                                         Treasurer
                                        (Principal Financial Officer)