Form 10-Q
period 2004-09-30
TAYLOR CALVIN B BANKSHARES INC
filed 2004-11-02
CIK 1003986

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:    The registrant had
3,210,958 shares of common stock ($1.00 par) outstanding as of October
31, 2004.



Calvin B. Taylor Bankshares, Inc. and Subsidiary
Form 10-Q
Index


Part I  -  Financial Information
                                                                         Page
Item 1      Consolidated Financial Statements
            Consolidated Balance Sheets                                   3
            Consolidated Statements of Income                             4-5
            Consolidated Statements of Cash Flows                         6-7
            Notes to Consolidated Financial Statements                    8

Item 2      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    9-12

Item 3      Quantitative and Qualitative Disclosures About Market Risks  12

Item 4      Controls and Procedures                                      13

Part II -  Other Information

Item 1      Legal Proceedings                                            14
Item 2      Changes in Securities and Use of Proceeds                    14
Item 3      Defaults Upon Senior Securities                              14
Item 4      Submission of Matters to a Vote of Security Holders          14
Item 5      Other Information                                            14
Item 6      Exhibits and Reports on Form 8-K                             14-17

Signatures                                                               18







Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part I - Financial Information
Consolidated Balance Sheets
                                            (unaudited)
                                              September    December
                                                2004         2003
Assets
Cash and due from banks                    $ 22,363,881  $ 20,482,866
Federal funds sold                           47,816,193    29,525,781
Interest-bearing deposits                     2,347,579     2,281,337
Investment securities available for sale 9,732,319 9,265,471 Investment securities held to maturity
  (approximate fair value of $158,412,400
   and $150,075,210)                        158,770,952   149,666,806
Loans, less allowance for loan losses
  of $2,184,884 and $2,187,277              158,288,994   162,243,008
Premises and equipment                        6,817,958     7,064,970
Accrued interest receivable                   1,315,801     1,344,613
Bank owned life insurance                     4,175,362     4,054,035
Other assets                                    526,365       557,514
                                           $412,155,404  $386,486,401



Liabilities and Stockholders' Equity
Deposits
  Noninterest-bearing                      $ 96,783,253  $ 75,601,460
  Interest-bearing                          240,937,425   242,344,593
                                            337,720,678   317,946,053
Securities sold under agreements
  to repurchase                               6,369,302     4,113,154
Note payable                                    166,999       181,087
Accrued interest payable                        125,203       145,044
Deferred income taxes                           431,724       355,632
Other liabilities                                10,347       109,399
                                            344,824,253   322,850,369
Stockholders' equity
  Common stock, par value $1 per share
   authorized 10,000,000 shares,
   issued and outstanding
   3,211,558 shares at September 30, 2004 and
   3,227,966 shares at December 31, 2003      3,211,558     3,227,966
  Additional paid in capital                 16,294,805    16,869,085
  Retained earnings                          46,553,204    42,391,363
                                             66,059,567    62,488,414
   Accumulated other comprehensive income     1,271,584     1,147,618
                                             67,331,151    63,636,032
                                           $412,155,404  $386,486,401

See accompanying Notes to Consolidated Financial Statements
















Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)

                                       For the three months ended September 30,
                                               2004         2003
Interest and dividend revenue
  Loans, including fees                   $  2,840,008  $  3,042,068
  U.S. Treasury and Agency securities          708,673       667,572
  State and municipal securities                72,835        57,325
  Federal funds sold                           177,937       154,312
  Interest-bearing deposits                     11,595        10,924
  Equity securities                              9,195         2,333
    Total interest and dividend revenue      3,820,243     3,934,534

Interest expense
  Deposit interest                             377,714       468,017
  Borrowings                                     5,047         5,762
    Total interest expense                     382,761       473,779
    Net interest income                      3,437,482     3,460,755

Provision for loan losses                         -             -
    Net interest income after
      provision for loan losses              3,437,482     3,460,755

Non-interest revenue
  Service charges on deposit accounts          265,332       242,606
  Miscellaneous revenue                        171,782       142,521
    Total non-interest revenue                 437,114       385,127

Non-interest expenses
  Salaries                                     751,872       752,379
  Employee benefits                            163,555       118,603
  Occupancy                                    144,916       138,445
  Furniture and equipment                      141,103       148,602
  Other operating                              435,186       440,728
    Total non-interest expenses              1,636,632     1,598,757

Income before income taxes                   2,237,964     2,247,125
Income taxes                                   790,000       818,000

Net income                                $  1,447,964  $  1,429,125

Basic earnings per share                  $       0.45  $       0.44

See accompanying Notes to Consolidated Financial Statements














Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
(Continued)

                                         For the nine months ended September 30,
                                                2004          2003
Interest and dividend revenue
  Loans, including fees                    $  8,652,638  $  9,179,266
  U.S. Treasury and Agency securities         2,044,401     2,128,927
  State and municipal securities                199,343       162,310
  Federal funds sold                            331,299       419,616
  Interest-bearing deposits                      35,109        31,808
  Equity securities                              34,108        30,571
    Total interest and dividend revenue      11,296,898    11,952,498

Interest expense
  Deposit interest                            1,156,169     1,679,547
  Borrowings                                     13,350        16,886
    Total interest expense                    1,169,519     1,696,433
    Net interest income                      10,127,379    10,256,065

Provision for loan losses                          -             -
    Net interest income after
    provision for loan losses                10,127,379    10,256,065

Non-interest revenue
  Service charges on deposit accounts           786,822       768,256
  Miscellaneous revenue                         535,904       405,892
    Total non-interest revenue                1,322,726     1,174,148

Non-interest expenses
  Salaries                                    2,285,596     2,245,474
  Employee benefits                             535,520       455,637
  Occupancy                                     433,847       389,151
  Furniture and equipment                       422,049       412,407
  Other operating                             1,346,252     1,315,874
    Total non-interest expenses               5,023,264     4,818,543

Income before income taxes                    6,426,841     6,611,670
Income taxes                                  2,265,000     2,380,000

Net income                                 $  4,161,841  $  4,231,670

Basic earnings per share                   $       1.29  $       1.31

See accompanying Notes to Consolidated Financial Statements

















Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)

                                        For the nine months ended September 30,
                                                2004          2003
Cash flows from operating activities
  Interest received                        $ 11,288,221  $ 11,941,280
  Fees and commissions received               1,327,427     1,158,902
  Interest paid                              (1,189,360)   (1,774,472)
  Cash paid to suppliers and employees       (4,657,504)   (4,515,229)
  Income taxes paid                          (2,290,678)   (2,430,698)
                                              4,478,106     4,379,783
Cash flows from investing activities
  Certificates of deposit purchased, net
      of redemptions                                 (3)     (374,978)
  Purchase of investment securities
      available for sale                       (164,504)     (182,500)
  Proceeds from maturities of investment
      securities held to maturity            77,740,084    86,215,000
  Purchase of investment securities held
      to maturity                           (86,908,942) (115,476,017)
  Loans made, net of principal collected      3,954,014    (1,991,634)
  Purchases of premises, equipment, and
      intangibles                              (287,086)   (1,659,344)
  Purchase of bank owned life insurance            -       (4,000,000)
                                             (5,666,437)  (37,469,473)

Cash flows from financing activities
  Net increase (decrease) in
    Time deposits                            (6,759,292)    1,522,793
    Other deposits                           26,533,917    45,456,679
    Securities purchased under agreements
       to repurchase                          2,256,148     1,434,727
  Payment on note payable                       (14,088)      (13,269)
  Purchases and retirement of common stock     (590,688)     (422,366)
                                             21,425,997    47,978,564

Net increase (decrease) in cash              20,237,666    14,888,874
Cash and equivalents at beginning of
   period                                    50,158,779    75,873,029
Cash and equivalents at end of period     $  70,396,445 $  90,761,903
















Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)


                                      For the nine months ended September 30,
                                               2004           2003

Reconciliation of net income to net cash
provided
 By operating activities
 Net income                               $   4,161,841 $   4,231,670
  Adjustments to reconcile net income
     to net cash provided by operating
     activities
     Depreciation and amortization              491,434       472,945
    Security discount accretion, net of
     premium amortization                       (38,048)      (62,082)
    (Gain) loss on disposition of assets         12,899         2,140
    Decrease (increase) in
     Accrued interest receivable                 28,812        50,863
     Cash surrender value of bank owned
      life insurance                           (121,327)      (15,368)
      Other assets                               61,388       (86,797)
    Increase (decrease) in
     Accrued interest payable                   (19,841)      (78,039)
     Other liabilities                          (99,052)     (135,549)
                                          $   4,478,106 $   4,379,783

  Composition of cash and cash
   equivalents
  Cash and due from banks                 $  22,363,881 $  21,315,902
  Federal funds sold                         47,816,193    69,446,001
  Interest-bearing deposits, except for
   time deposits                                216,371          -
                                          $  70,396,445 $  90,761,903


See accompanying Notes to Consolidated Financial Statements







Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Financial Statements

1.     Basis of Presentation
       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been made. These adjustments are of a normal recurring nature. Results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the audited consolidated financial statements and related footnotes for the Registrant's year ended
December 31, 2003.
       Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

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

	Per share data

        Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding for the period, as follows:

                                                 2004          2003

Three months ended September 30                3,216,586     3,234,983
Nine months ended September 30                 3,222,068     3,238,309

2.    Comprehensive Income

			Comprehensive income consists of:

                                             For the nine months ended
                                                     September 30,

                                                 2004          2003

Net income                                    $4,161,841    $4,231,670
Unrealized gain on investment securities
available for sale, net of income taxes          123,966       386,443
Comprehensive income                          $4,285,807    $4,618,113

3.    Loan commitments

      Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Outstanding loan commitments and letters of credit consist of:

                                                     September 30,

                                                 2004          2003

Loan commitments                             $28,387,145   $24,224,769
Standby letters of credit                    $ 1,843,425   $ 2,525,518


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

General

     Calvin B. Taylor Bankshares, Inc. (the "Company") was incorporated as a Maryland corporation on October 31, 1995. The Company owns all of the stock of Calvin B. Taylor Banking Company (the "Bank"), a commercial bank that was established in 1890 and incorporated under the laws of the State of Maryland on December 17, 1907. The Bank operates nine branches in Worcester County, Maryland and one branch in Ocean View, Delaware. The
Bank's administrative office is located in Berlin, Maryland. The Bank is engaged in a general commercial and retail banking business serving individuals, businesses, and governmental units in Worcester County, Maryland, Ocean View, Delaware, and neighboring counties. The Company currently engages in no business other than owning and managing the Bank.

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

Financial Condition

     Total assets of the Company increased $25.7 million from December 31, 2003 to September 30, 2004. Combined deposits and customer repurchase agreements increased $22.0 million during the same period. During the first quarter of the year, the Bank typically experiences a decline in deposits since business customers are using their deposits to meet cash flow needs. Generally, this situation reverses late in the second quarter of the year as the Bank receives deposits from seasonal business customers, summer residents and tourists. During the first nine months of 2003, this traditional pattern did not apply. Management believes that adverse conditions in the stock markets contributed to unusually large increases in deposits in the first three quarters of last year. After nearly three years of unusually large deposit increases, the Bank appears to be returning to a more historically typical model in 2004.

     During the first nine months of 2004, the Bank's gross loan portfolio decreased $4.0 million. Management believes that steep competition in a historically low interest rate market is responsible for much of this decline.


     Historically, the Company has low loan charge-offs. Based on a review of the consolidated loan portfolio, the Company determined that an allowance of 1.36% of gross loans was adequate as of September 30, 2004. At December 31, 2003, the allowance was 1.33% of gross loans. At September 30, 2004, there was one non-accruing loan with an outstanding principal balance of $866. Loans delinquent ninety days or more, and still accruing interest, totaled $302,568 or .19% of the portfolio.

Liquidity

     The Company's major sources of liquidity are loan repayments, maturities of short-term investments including federal funds sold, and increases in core deposits. Throughout the first quarter of the year, when the Bank typically experiences a decline in deposits, federal funds sold and investment securities are primary sources of liquidity. During the second quarter of the year, additional sources of liquidity become more readily available as business borrowers start repaying loans, and the Bank receives seasonal deposits. Throughout the second and third quarters the Bank maintains a high liquidity level. Funds from seasonal deposits are generally invested in short-term U.S. Treasury Bills and overnight federal funds. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 69.85% for the third quarter of 2004 compared to 67.47% for the third quarter of 2003. This increase in liquidity is primarily due to growth in deposits, which has not been accompanied by a corresponding increase in demand for loans.

Results of Operations

     Net income for the three months ended September 30, 2004, was $1,447,964 or $.45 per share, compared to $1,429,125 or $.44 per share for the third quarter of 2003. This represents an increase of $18,839 or 1.32% from the prior year. Year to date net income decreased $69,829 or $.02 per share to $4,161,841 or $1.29 per share in 2004 from $4,231,670 or $1.31 per share in 2003. The year to date decrease in net income is comprised of a $128,686 decrease in net interest income, a $148,578 increase in non-interest revenues, a $204,721 increase in non-interest expense, and a $115,000 decrease in income tax expense.

     Net interest income decreased $128,686 in the first nine months of 2004 compared to the first nine months of 2003, largely attributable to the fall of market rates throughout 2001 through 2003. Although deposit rates dropped to their current level in July 2003, the Bank's loan and investment portfolios have continued to reprice downward. Management expects to see a gradual upward repricing of earnings assets and liabilities as the upward market rate trend begun earlier this year continues. The first earning asset to reflect this trend is the overnight investment in federal funds sold.

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

     No provision for loan losses was made in the first three quarters of 2004 or 2003. Net loans charged-off / (recovered) were $2,393 during the first nine months of 2004, versus ($4,385) during the same period in 2003.

     Non-interest revenue, including service charges on deposit accounts, increased $51,987 from third quarter 2003 to third quarter 2004. For the year to date, non-interest revenue has increased $148,578 from 2003 to 2004. Revenue increases are primarily due to deposit services charges assessed against a larger deposit base and fee increases placed in effect in May 2004. Additionally, the Bank purchased Bank Owned Life Insurance policies at a cost of $4.0 million in August 2003. The year to date tax-exempt increase in cash surrender value of $121,327 on these policies is included in miscellaneous non-interest revenue.

     Employee benefit costs for nine months ended September 30, 2004 versus the same period in 2003, are $79,883 higher including an $86,962 increase in group insurance costs. Salaries were slightly lower in the third quarter of 2004 versus 2003, and are up only slightly year to date. Throughout the year, the Bank has made an effort to streamline the employee roster, increasing production per employee. Lower salaries in the current quarter result from a decreased number of full time equivalent employees along with reduced overtime stemming from increased efficiency. The Bank, which hires seasonal employees during the summer, employed 90 full time equivalent employees as of September 30, 2004, versus 97 full time equivalent employees at September 30, 2003. The Company has no employees other than those hired by the bank.

     The Company's occupancy expense increased $44,696 for nine months ended September 30, 2004 from the same period in 2003. Notable factors in this increase are increased depreciation and real estate taxes related to the newly constructed operations wing added to the Berlin, Maryland office in August 2003.

     Third quarter income taxes are $28,000 less than last year, on a pre-tax income decrease of $9,161. Year-to-date income taxes are $115,000 less than last year, on a pre-tax income decrease of $184,829. Of the $115,000 decrease, approximately $46,850 is due to the tax-exempt income from bank owned life insurance. The balance relates to the overall decrease in earnings.

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

     The Company, through the Bank, offers a full range of short- to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Company originates commercial and residential mortgage loans and real estate construction and acquisition loans. These lending activities are subject to a variety of lending limits imposed by state and federal law. The Bank may not make any loans to any director or executive officer (except for commercial loans to directors who are not officers or employees) unless the Board of Directors of the Bank approves the loans. The Board of Directors must review any such loan every six months.

     Other bank services include cash management services, 24-hour ATM's, debit cards, safe deposit boxes, travelers' checks, direct deposit of payroll and social security, and automatic drafts. The Bank offers bank-by-phone and Internet banking services, including electronic bill-payment, to both commercial and retail customers.

Capital Resources and Adequacy

     Total stockholders' equity increased $3,695,119 from December 31, 2003 to September 30, 2004. This increase is attributable to the comprehensive income recorded during the period, as detailed in Note 2 of the Notes to Financial Statements, reduced by $590,688 used to purchase and retire 16,408 shares of common stock. Stock repurchases were at a price of $36.00 dollars per share.

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

     Tier one risk-based capital ratios of the Company as of September 30, 2004 and 2003 were 41.77% and 36.75%, respectively. Both are substantially in excess of regulatory minimum requirements.

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

     At September 30, 2004, the Company's interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 14.34%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.


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

                                   (c ) Total number     (d)Maximum Number
         (a) Total    (b) Average   of Shares Purchased   of Shares that may
         Number       Price Paid    as Part of a Publicly yet be Purchased
Period   of Shares    per Share     Announced Program     Under the Program
July       2,780       $36.00         2,780                 301,968
August     3,540       $36.00         3,540                 298,428
September  2,870       $36.00         2,870                 295,558
Totals     9,190       $36.00         9,190                   n/a

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

Item 5     Other information
           Not applicable.

Item 6     Exhibits and Reports on Form 8-K
     a)    Exhibits
           2. Proxy Statement dated March 19, 2004, is incorporated by reference.
           31. Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are presented on pages 15 and 16, respectively.
           32. Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is presented on page 17.

     b)    Reports on Form 8-K
           There were no reports on Form 8-K filed for the quarter ended September 30, 2004.








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

Calvin B. Taylor Bankshares, Inc.


Date:  November 2, 2004_______	       By:/s/Reese F. Cropper, Jr.
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

Calvin B. Taylor Bankshares, Inc.


Date:  November 2, 2004_______	        By:/s/Jennifer G. Hawkins
                                            Jennifer G. Hawkins
                                            Treasurer
                                            (Principal Financial Officer)


Exhibit 32
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2004 of the Registrant (the "Report"):

(1)The Report fully complies with the requirements of Section 13(a) or 15
   (d) of the Securities Exchange Act of 1934, as amended; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



Calvin B. Taylor Bankshares, Inc.




Date:  November 2, 2004_______              By:/s/Reese F. Cropper, Jr.
                                            Reese F. Cropper, Jr.
                                            Chairman & Chief Executive Officer
                                            (Principal Executive Officer)


Date:  November 2, 2004_______              By:/s/Jennifer G. Hawkins
                                            Jennifer G. Hawkins
                                            Treasurer
                                            (Principal Financial Officer)



SIGNATURES

    Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Calvin B. Taylor Bankshares, Inc.




Date:  November 2, 2004_______              By:/s/Reese F. Cropper, Jr.
                                            Reese F. Cropper, Jr.,
                                            Chairman & Chief Executive Officer


Date:  November 2, 2004_______              By:/s/Jennifer G. Hawkins
                                            Jennifer G. Hawkins
                                            Treasurer
                                            (Principal Financial Officer)