Form 10-K
period 2004-12-31
TAYLOR CALVIN B BANKSHARES INC
filed 2005-03-15
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934

For the fiscal year ended December 31, 2004

Commission File No. 000-50047

Calvin B. Taylor Bankshares, Inc.
(Exact name of registrant as specified in its Charter)

Maryland   (State of incorporation or organization)
52-1948274 (I.R.S. Employer Identification No.)

24 North Main Street, Berlin, Maryland 21811
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:  (410) 641-1700

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $1.00 per share

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.          Yes [ X ]     No ____

Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.        [ X ]

Indicate by check mark if the registrant is an accelerated filer (as defined
in Rule 12b-2 of the Act).          Yes [ X ]     No ____


The aggregate market value of the Common Stock held by non-affiliates of the registrant on December 31, 2004, was $104,361,941. This calculation is based upon the last price known to the registrant at which its Common Stock was sold as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 30, 2004, the last known sale price was $37.00 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

On February 28, 2005, 3,207,584 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Company's Proxy Statement for Annual Meeting of Shareholders to be held on May 11, 2005, is incorporated by reference in this Form 10-K in Part III,
Item 10, Item 11, Item 12, Item 13, and Item 14.



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

PART I

Item 1. Business

General

     Calvin B. Taylor Bankshares, Inc. (Company) was incorporated as a Maryland corporation on October 31, 1995. The Company owns all of the stock of Calvin B. Taylor Banking Company of Berlin, Maryland (Bank). The Bank is a commercial bank incorporated under the laws of the State of Maryland on December 17, 1907, with a main office located in Berlin, Maryland.

     The Company's holding company structure can assist the Bank in maintaining its required capital ratios because the Company may, subject to compliance with debt guidelines implemented by the Board of Governors of the Federal Reserve System (Board of Governors or Federal Reserve), borrow money and contribute the proceeds to the Bank as primary capital. The holding company structure also permits greater flexibility in issuing stock for cash, property,or services and in reorganization transactions. Moreover, subject to certain regulatory limitations, a holding company can purchase shares of its own stock, which the Bank may not do without regulatory approval. A holding company may also engage in certain non-banking activities which the Board of Governors has deemed to be closely related to banking and proper incidents to the business of a bank holding company. These activities include making or servicing loans and certain types of leases; performing certain data processing services; acting as a fiduciary or investment or financial advisor; acting as a management consultant for other depository institutions; providing courier, appraisal, and consumer financial counseling services; providing tax planning and preparation services; providing check guaranty and collection agency services; engaging in limited real estate investment activities; underwriting, brokering, and selling credit life and disability insurance; engaging in certain other limited insurance activities; providing discount brokerage services; underwriting and dealing in certain government obligations and money market instruments and providing portfolio investment advice; acting as a futures commission merchant with respect to certain financial instrument transactions; providing foreign exchange advisory and transactional services; making investments in certain corporations for projects designed primarily to promote community welfare; and owning and operating certain healthy savings and loan associations. Although the Company has no present intention of engaging in any of these services, if circumstances should lead the Company's management to believe that there is a need for these services in the Bank's marketing areas and that such activities could be profitably conducted, the management of the Company would have the flexibility of commencing these activities upon filing notice thereof with the Board of Governors.

Location and Service Area

     The Company, through the Bank, is engaged in a general commercial and retail banking business serving individuals, small- to medium-sized businesses, professional organizations, and governmental units. The Bank operates from nine branches located throughout Worcester County, Maryland and one branch located in Sussex County, Delaware. The Bank draws most of its customer deposits and conducts most of its lending transactions within the communities in which these branches are located.

     Much of the Bank's service area is located along the shores of the Atlantic Ocean and has grown as both a resort and a retirement community in recent years. The principal components of the economy are tourism and agriculture. Berlin has a strong component of health-care related businesses. The tourist businesses of Ocean City, Maryland and Bethany, Delaware and the health-care facilities in Berlin, Maryland (including Berlin Nursing Home and Atlantic General Hospital) are among the largest employers in the counties.

Banking Services

     The Bank offers a full range of deposit services including checking, NOW, Money Market, and savings accounts, and time deposits including certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market areas at rates competitive to those offered in the area. In addition, the Bank offers certain retirement account services, such as Individual Retirements Accounts. All deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to the maximum amount allowed by law (generally, $100,000 per depositor subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

     The Bank also offers a full range of short? to medium-term commercial and
personal loans.   Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Bank originates commercial and residential mortgage loans and real estate construction and acquisition loans. These lending activities are subject to a variety of lending limits imposed by state and federal law. The Bank may not make any loans to any director or officer (except for commercial loans to directors who are not officers or employees) unless the Board of Directors of the Bank approves the loans. The Board of Directors reviews such loans every six months.

     Other bank services include cash management services, 24-hour ATM's, debit cards, safe deposit boxes, travelers' checks, direct deposit of payroll and
social security checks, and automatic drafts for various accounts.    The Bank
offers bank-by-phone and Internet banking services, including electronic bill-
payment, to both commercial and retail customers.    The Bank provides discount
brokerage services through a correspondent bank.

Competition

     The Company and the Bank face strong competition in all areas of opera-tions. The competition comes from entities operating in Worcester County, Maryland and Sussex County, Delaware and neighboring counties and includes branches of some of the largest banks in Maryland, Delaware, and Virginia.
Its most direct competition for deposits historically has come from other commercial banks, savings banks, savings and loan associations, and credit unions operating in its service areas. The Bank also competes for deposits with money market mutual funds and corporate and government securities. The Bank competes for loans with the same banking entities, as well as mortgage banking companies and other institutional lenders. The competition for loans varies from time to time depending on certain factors. These factors include, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market, and other factors which are not readily predictable.

     The Bank employs traditional marketing media including local newspapers and radio, to attract new customers. Bank officers, directors, and employees are active in numerous community organizations and participate in community-based events. These activities and referrals of satisfied customers result in new business.

Employees

     As of December 31, 2004, the Bank employed 93 full-time equivalent employees. The Company's operations are conducted through the Bank. Consequently, the Company does not have separate employees. None of the employees of the Bank are represented by any collective bargaining unit. The Bank considers its relations with its employees to be good.


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

Gramm-Leach-Bliley Act

     In November 1999, the Gramm-Leach-Bliley Act was signed into law. Among other things, the Act repeals the restriction, contained in the Glass-Steagall Act, on banks affiliating with securities firms. The Act permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities. The Act is intended to grant certain powers to community banks that larger institutions have accumulated on an ad hoc basis. The Act may have the result of increasing competition that the Company and the Bank face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on the Company and the Bank.

The Company

     The Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956 (BHCA). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the Bank's activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its Subsidiary, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing and controlling banks as to be a proper incident thereto.

     Investments, Control, and Activities. With certain limited exceptions, the BHCA requires a bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank,
(ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

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

     Source of Strength; Cross-Guarantee. Under Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Federal Reserve may require a bank holding company to terminate an activity or relinquish control of a nonbank subsidiary if Federal Reserve determines that such activity or control poses serious risk to the financial soundness or stability of a subsidiary bank. Further, federal bank regulatory authorities have discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. The Bank may be required to indemnify, or cross-guarantee, the FDIC against losses it incurs with respect to any other bank controlled by the Company, which in effect makes the Company's equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary of the Company.

Securities Exchange Act of 1934

     The Company's common stock is registered with the Securities and Exchange Commission (SEC) under Section 12(g) of the Securities Exchange Act of 1934 (the Act). The Company is, therefore, subject to periodic and ad hoc information reporting, proxy solicitation rules, restrictions on insider trading, and other requirements of the Act.

Sarbanes-Oxley Act

     The Sarbanes-Oxley Act (SOX) of 2002 imposed additional disclosure requirements in the Company's reports filed with SEC. SOX defines new standards of independence for insiders, provides guidance for certain Board committees including the composition of those committees, and establishes corporate governance requirements.

The Bank

     General. The Bank operates as a state nonmember banking association incorporated under the laws of the State of Maryland. It is subject to examination by the FDIC and the state department of banking regulation for each state in which it has a branch. The States and FDIC regulate or monitor all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The FDIC requires the Bank to maintain certain capital ratios and imposes limitations on the Bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The Bank is required by the FDIC to prepare quarterly reports on the Bank's financial condition.

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

     Community Reinvestment Act. The Community Reinvestment Act requires that the Bank shall be evaluated by its primary federal regulator with respect to its record in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with the safe and sound operation. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The Bank received a satisfactory rating in its most recent evaluation.

     USA Patriot Act. In response to the terrorist attacks on September 11, 2001, Congress passed the Patriot Act. The Patriot Act requires that Banks prepare and retain additional records designed to assist the government in an effort to combat terrorism. The Act includes anti-money laundering and financial transparency provisions, and guidelines for verifying customer identification during account opening. The Act promotes cooperation between law enforcement, financial institutions, and financial regulators in identifying persons involved in illegal acts such as money laundering and terrorism.

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

Deposit Insurance

     The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds are maintained for commercial banks (BIF) and thrifts (SAIF), with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. With BIF at its legally mandated reserve ratio, FDIC has set the premiums for well-capitalized banks at a level of $.00 per $100 of insured deposits. The BIF insurance assessment rate for the first semiannual assessment period of 2005 is proposed to remain at $.00 to $.27 per $100 in deposits. In addition to the amount paid for deposit insurance, banks are assessed an additional amount to service the interest on the bond obligations of the Financial Corporation
(FICO). Any increase in deposit insurance premiums for the Bank will increase the Bank's cost of funds, and there can be no assurance that such costs can be passed on to the Bank's customers.

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

     FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories for compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2004, the Company and the Bank were qualified as "well capitalized." For further discussions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Capital."

Recent Legislative Developments

     Periodically, the federal and state legislatures consider bills with respect to the regulation of financial institutions. Some of these proposals could significantly change the regulation of banks and the financial services industry. The Company cannot predict if such proposals will be adopted or the affect to the Company.


Item 2. Properties

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The Company's Articles of Incorporation, as amended, authorize it to issue up to 10,000,000 shares of common stock.

     As of February 28, 2005 there were approximately 997 holders of record of the common stock and 3,207,584 shares of Common Stock issued and outstanding. There is no established public trading market in the stock, and there is no likelihood that a trading market will develop in the near future. Transactions in the common stock are infrequent and are negotiated privately between the persons involved in those transactions.

     All outstanding shares of common stock of the Company are entitled to share equally in dividends from funds legally available, when, as, and if declared by the Board of Directors. The Company paid dividends of $.65 per share in 2004, $.60 per share in 2003,and $1.00 per share in 2002. Included are special cash dividends of $.60 per share in 2002, which are not expected to be an annual event.

     The following table presents information about the Company's repurchase of its equity securities during the calendar quarter ended on the date of this Form 10-K.

        (a) Total     (b) Average   (c ) Total Number of  (d) Maximum Number of
            Number of   Price Paid     Shares Purchased as  Shares that may yet
            shares      per Share      Part of a Publicly   be Purchased Under
                                       Announced Program    the Program

Period
 October      600       $ 36.00               600                294,958
 November   1,000       $ 36.00             1,000                293,958
 December   1,480       $ 36.00             1,480                292,478
Totals      3,080       $ 36.00             3,080                  N/A

     The Company publicly announced on August 14, 2003, that it would repurchase up to 10% of its outstanding equity stock at that time, which equated to a total of 324,000 common shares available for repurchase. There was no expiration date for this program. No other stock repurchase plan or program existed simultaneously, nor had any other plan or program expired
during the period covered by this table.    Common shares repurchased under
this plan are retired.

     As of January 1, 2005, this plan has been renewed, by public announcement, making up to 10% of the Company's outstanding equity stock at that time, which equates to a total of 320,848 common shares, available for repurchase in 2005. Common shares repurchased under this plan are retired.


Item 6. Selected Financial Data
     The following table presents selected financial data for the five years ended December 31, 2004.

                                      2004     2003     2002     2001     2000
                               (Dollars in thousands, except for per share data)
At Year End
Total assets                       $393,333 $386,486 $369,243 $336,825 $289,048
Total deposits                     $319,772 $317,946 $301,495 $274,149 $231,926
Total loans, net of unearned income
 and allowance for loan losses     $161,510 $162,243 $161,825 $166,502 $168,571
Total stockholders' equity          $66,698  $63,636  $60,015  $57,243  $53,085

For the Year
Net interest income                 $13,698  $13,647  $13,741  $13,297  $13,580
Net income                           $5,613   $5,540   $5,754   $5,414   $5,625

Per share data
Book value                           $20.79   $19.71   $18.52   $17.67   $16.38
Net income                           $ 1.74   $ 1.71   $ 1.78   $ 1.67   $ 1.74
Cash dividends declared              $  .65   $  .60   $ 1.00   $  .37   $  .61

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

BUSINESS OF THE COMPANY

     Calvin B. Taylor Bankshares, Inc. (Company) is a bank holding company that was incorporated in the State of Maryland on October 31, 1995. Calvin B. Taylor Banking Company (Bank), which commenced operation in 1890, was incorporated under the laws of the State of Maryland on December 17, 1907, and is a state nonmember bank under the laws of the State of Maryland. The Bank is engaged in a general commercial banking business, emphasizing in its marketing the Company's local management and ownership, from its main office and branches located in its primary service area of Worcester County, Maryland and Sussex County, Delaware, and neighboring counties. The Bank offers a full range of deposit services, including checking accounts, NOW, Money Market, and savings accounts and other time deposits, including certificates of deposit. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts. The Bank also offers a full range of short-
 to medium-term commercial and personal loans. The Bank originates fixed rate mortgage loans and real estate construction and acquisition loans. These loans generally have a demand feature. Other bank services include cash management services, safe deposit boxes, travelers' checks, direct deposit of payroll and social security checks, debit cards, and automatic drafts for various accounts. The Bank also offers bank-by-phone and Internet banking services, including electronic bill payment.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
 OF OPERATIONS

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes and other statistical information included in this report.

Overview

     Consolidated income of the Company is derived primarily from operations of the Bank. The 2004 net income was $5,613,187 compared to $5,540,214 for 2003, and $5,753,916 for 2002. The Company had a return on average equity of 8.64% and return on average assets of 1.42% for 2004, compared to returns on average equity of 8.97% and 9.83%, and returns on average assets of 1.45% and 1.65%, for 2003 and 2002, respectively.

Results of Operations

     The Company's net income of $5,613,187, or $1.74 per share, for the year ended December 31, 2004, was an increase of $72,973 or 1.32%, from the net income of $5,540,214, or $1.71 per share, for the year ended December 31, 2003. Factors contributing to this increase included a $50,572 increase in net interest income and a lower effective income tax rate that results from tax-favored revenue becoming a higher percentage of total revenue. Increases in noninterest revenues and noninterest expenses offset each other. Noninterest revenue increased $185,961 (11.89%) in 2004 compared to 2003, while noninterest expense increased $186,810 (2.82%) during the same period.

     The Company's net income of $5,540,214, or $1.71 per share, for the year ended December 31, 2003, was a decrease of $213,702, or 3.71%, from the net income of $5,753,916, or $1.78 per share, for the year ended December 31, 2002. Noninterest income decreased by 9.62% during 2003 compared to 2002, while noninterest expense increased by 1.87% during the same period. Included in noninterest income for 2002 is a $267,844 gain on the sale of an unimproved property in Ocean View, Delaware, which contributed $164,403 net of tax, to 2002 net income. Without that gain, noninterest income would have increased from 2002 to 2003 by 6.93%.

     The Company's net income of $1,451,346 or $.45 per share, for the quarter ended December 31, 2004, was an increase of $142,802, or 10.91%, from the net income of $1,308,544 or $.40 per share, for the quarter ended December 31, 2003. Increased net interest income was the primary reason for the increase. As the Bank's time deposits continued to reprice downward, reflecting rate reductions from the previous year, the Bank enjoyed a widening interest spread. At the same time, the Bank has seen a shift in interest-bearing deposits from higher rate time deposits to relatively lower rate NOW and Money Market accounts.

     The Company's net income of $1,308,544 or $.40 per share, for the quarter ended December 31, 2003, was a decrease of $133,285, or 9.25%, from the net income of $1,441,829, or $.45 per share, for the quarter ended December 31, 2002. Eliminating the fourth quarter 2002 net gain of $164,403 on the Ocean View property, net income would have increased $31,118 or 2.15%.


Net Interest Income

     The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balance of interest-earning assets and funding sources and the various rate spreads between the interest-earning assets
and the Company's funding sources.   Changes in net interest income from period
to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities. The volume of interest-earning assets and interest-bearing liabilities is affected by the ability to manage the earning-asset portfolio, which includes loans, and the availability of particular sources of funds, such as noninterest-bearing deposits.

     The key performance measure for net interest income is the "net margin on interest-earning assets," or net interest income divided by average interest-earning assets. The Company's net interest margin for 2004 on a non-GAAP tax-equivalent basis, was 3.88%, compared to 3.96% and 4.32% for 2003 and 2002, respectively. Because most of the Bank's loans are written with a demand feature, the income of the Bank should not change dramatically as interest rates change. Management of the Company expects to maintain the net margin on interest-earning assets. The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although such expectations are based on management's judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management's expectations cannot be assured.


                                     Average Balances, Interest, and Yields
                                          (Dollars stated in thousands)

                       For the Year Ended         For the Year Ended         For the Year Ended
                       December 31, 2004          December 31, 2003          December 31, 2002
                       Average                    Average                    Average
                       Balance   Interest Yield   Balance   Interest Yield   Balance   Interest  Yield
Assets
 Federal funds sold    $ 41,762   $  547   1.31%  $ 53,715  $  541    1.01%  $ 57,005  $  923   1.62%
 Interest-bearing
  deposits                2,201       48   2.16%     1,706      42    2.48%     1,504      42   2.77%
 Investment securities
  U. S. Treasury        116,537    2,442   2.10%    99,711   2,411    2.42%    74,482   2,806   3.77%
  U. S. Government
   Agency                18,844      503   2.67%    18,172     531    2.92%    18,231     802   4.40%
  State and municipal    19,004      407   2.14%    12,119     332    2.74%     7,697     337   4.38%
  Other                   1,786       79   4.43%     1,600      70    4.40%     1,508      62   4.08%
Total investment
  securities            156,171    3,431   2.20%   131,602   3,344    2.54%   101,918   4,007   3.93%
Loans
  Commercial             15,243    1,053   6.90%    13,780     987    7.16%    15,022   1,197   7.97%
  Mortgage              146,121   10,289   7.04%   150,491  10,879    7.23%   148,400  11,545   7.78%
  Consumer                2,305      201   8.73%     3,108     284    9.15%     4,054     387   9.54%
Total loans             163,669   11,543   7.05%   167,379  12,150    7.26%   167,476  13,129   7.84%
Allowance for loan
 losses                   2,188                      2,185                      2,182
Total loans, net of
 allowance              161,481   11,543   7.15%   165,194  12,150    7.36%   165,294  13,129   7.94%
Total interest-earning
 assets                 361,615   15,569   4.31%   352,217  16,077    4.56%   325,721  18,101   5.56%
Noninterest-bearing
 cash                    19,705       -             19,091      -              15,400      -
Premises and equipment    6,968       -              6,567      -               5,904      -
Other assets              6,428       -              3,220      -               2,170      -
Total assets           $394,716  $15,569          $381,095 $16,077           $349,195 $18,101


Liabilities and Stockholders' Equity
Interest-bearing
deposits
 Savings and NOW       $117,733     $310   0.26%  $110,638    $422    0.38%   $90,124    $776   0.86%
 Money market            49,733      198   0.40%    50,141     305    0.61%    46,890     581   1.24%
 Other time              72,621    1,028   1.42%    77,668   1,384    1.78%    83,008   2,641   3.18%
Total interest-bearing
deposits                240,087    1,536   0.64%   238,447   2,111    0.89%   220,022   3,998   1.82%
Securities sold under
 agreements to
 repurchase               5,021        8   0.17%     4,135      10    0.24%     4,954      28   0.57%
Borrowed funds              171       10   6.06%       189      11    6.05%       207      12   6.04%
Total interest-bearing
 liabilities            245,279    1,554   0.63%   242,771   2,132    0.88%   255,183   4,038   1.79%
Noninterest-bearing
 deposits                83,498       -             75,898      -              64,916      -
                        328,777    1,554           318,669   2,132    0.67%   290,099   4,038   1.39%
Other liabilities           990       -                651      -                 537      -
Stockholders' equity     64,949       -             61,775      -              58,559      -
Total liabilities and
 stockholders' equity  $394,716   $1,554          $381,095  $2,132           $349,195  $4,038


Net interest spread                        3.68%                      3.68%                     3.77%
Net interest income     $14,015                    $13,945                    $14,063
Net margin on interest-
earning assets                             3.88%                      3.96%                     4.32%

Dividends and interest on tax-exempt securities and loans are reported on a fully taxable equivalent basis, which is a non-GAAP measure.

Tax equivalent adjustment included in:
   Investment income       $286                       $263                       $288
   Loan income             $ 31                       $ 35                       $ 34

                                      Analysis of Changes in Net Interest Income
                                            (Dollars stated in thousands)

                           Year ended December 31,    Year ended December 31,
                            2004 compared with 2003    2003 compared with 2002
                                variance due to            variance due to

                            Total     Rate   Volume     Total     Rate   Volume
Earning assets
Federal funds sold             6      126     (120)   (382)     (329)    (53)
Interest-bearing deposits      6       (6)      12       1        (5)      6
Investment
 securities:
 U. S. Treasury               31     (376)     407    (396)  (1,347)     951
 U. S. Government Agency     (28)     (48)      20    (273)    (270)      (3)
 State and municipals         75     (114)     189      (5)    (199)     194
 Other                         9        1        8       9        5        4
Loans:
 Commercial                   66      (39)     105    (210)    (111)     (99)
 Mortgage                   (590)    (274)    (316)   (666)    (829)     163
 Consumer                    (83)     (10)     (73)   (102)     (12)     (90)
Total interest revenue      (508)    (740)     232  (2,024)  (3,097)   1,073

Interest-bearing liabilities
 Savings and NOW            (112)    (139)      27    (354)    (531)     177
 Money market               (107)    (105)      (2)   (276)    (316)      40
 Other time deposits        (356)    (266)     (90) (1,257)  (1,087)    (170)
 Other borrowed funds         (3)      (4)       1     (19)     (13)      (6)
Total interest expense      (578)    (514)     (64) (1,906)  (1,947)      41

Net interest income           70     (226)     296    (118)  (1,150)   1,032

Dividends and interest on tax-exempt securities and loans are reported on a fully taxable equivalent basis, which is a non-GAAP measure. The variance that is both rate/volume related is reported with the rate variance.

Composition of Loan Portfolio

     Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $161,481,136, $165,194,000,and $165,293,144 during 2004, 2003, and 2002, respectively, which constituted 44.66%, 46.90%, and 50.75% of average interest-earning assets for the periods. The Company's loan to deposit ratio was 50.51%, 51.03%, and 53.67% at December 31, 2004, 2003, and 2002, respectively. Average loans to average deposits were 49.90%, 52.55%, and 58.01% for 2004, 2003, and 2002, respectively. The decrease in the loan to deposit ratio over the periods presented is primarily attributable to continued increases in deposits with little change in loan volume.

     The Company extends loans primarily to customers located in and near Worcester County, Maryland and Sussex County, Delaware. There are no industry concentrations in the Company's loan portfolio. The Company does, however, have a substantial portion of its loans in real estate and performance will be influenced by the real estate market in the region.

     The following table sets forth the composition of the Company's loan portfolio as of December 31, 2004, 2003, and 2002, respectively.

                                  Composition of Loan Portfolio

                    December 31, 2004          December 31, 2003          December 31, 2002
                                 Percent                    Percent                    Percent
                    Amount       of total      Amount       of total      Amount       of total

Commercial        $ 14,007,430    8.56%      $ 13,199,879    8.03%      $ 12,765,723    7.78%
Real estate        141,029,581   86.16%       127,722,747   77.67%       139,354,241   84.97%
Construction         6,640,665    4.05%        20,877,036   12.70%         8,447,354    5.15%
Consumer             2,010,407    1.23%         2,630,623    1.60%         3,438,494    2.10%
  Total loans      163,688,083  100.00%       164,430,285  100.00%       164,005,812  100.00%
Less allowance for
 loan losses         2,177,926                  2,187,277                  2,181,135
Net loans         $161,510,157               $162,243,008               $161,824,677

     The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company's loan portfolio as of December 31, 2004.

                            Loan Maturity Schedule and Sensitivity
                                 to Changes in Interest Rates

                                       December 31, 2004
                                    Over one
                       One year     Through       Over five
                       or less      five years    years        Total

Commercial           $ 12,247,797  $1,130,073     $629,560   $ 14,007,430
Real estate           140,903,273      23,304      103,004    141,029,581
Construction            6,640,665          -           -        6,640,665
Consumer                  971,350     954,397       84,660      2,010,407
  Total              $160,763,085  $2,107,774     $817,224   $163,688,083


Fixed interest rate  $    971,350  $ 2,107,774 	  $817,224   $  3,896,348
Variable interest
 rate (or demand)     159,791,735          -   	         -    159,791,735
  Total              $160,763,085  $ 2,107,774 	  $817,224   $163,688,083

     As of December 31, 2004, $159,791,735 or 97.62%, of the total loans were either variable rate loans or loans written on demand.

     The Company has the following commitments, lines of credit, and letters of credit outstanding as of December 31, 2004, 2003, and 2002, respectively.

                              2004          2003          2002
Construction loans         $  7,294,592  $ 10,495,735  $ 10,557,644
Other loan commitments       21,276,025    15,036,346    11,876,437
Standby letters of credit     1,535,210     2,957,508     1,726,127
  Total                    $ 30,105,827  $ 28,489,589  $ 24,160,208

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

Loan Quality

     The allowance for loan losses represents an allowance for probable losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the allowance rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the year-end allowance appropriate and adequate to cover probable losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. The Company has a history of low loan charge-offs.

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

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. As of December 31, 2004, 2003, and 2002, the allowance for loan losses was 1.33% of outstanding loans.

     No provision for loan losses was made in 2004 or 2003 due to low levels of delinquencies. The provision for loan losses was $25,000 in 2002.

                              Allocation of Allowance for Loan Losses
                            2004               2003               2002
Commercial             $ 220,460  10.12%  $ 163,059   7.46%  $ 139,005   6.37%
Real estate, including
 construction            838,490  38.50     868,828  39.72     864,111  39.62
Consumer                  78,948   3.63      81,845   3.74     112,875   5.17
General                1,040,028  47.75   1,073,545  49.08   1,065,144  48.84
  Total               $2,177,926 100.00% $2,187,277 100.00% $2,181,135 100.00%

                                    Allowance for Loan Losses
                                  2004         2003         2002
Balance at beginning of year    $2,187,277   $2,181,135   $2,195,922
Loan losses:
 Commercial                            -            _          6,816
 Mortgages                             -            -            -
 Consumer                           13,874        3,423       41,954
  Total loan losses                 13,874        3,423       48,770
Recoveries on loans previously
charged off:
 Commercial                          2,577          533        1,000
 Consumer                            1,946        9,032        7,983
  Total loan recoveries              4,523        9,565        8,983

Net loan losses                      9,351       (6,142)      39,787
Provision for loan losses charged
 to expense                            -            -         25,000
Balance at end of year          $2,177,926   $2,187,277   $2,181,135


Allowance for loan losses to loans
 outstanding at end of year           1.33%        1.33%        1.33%

Net charge-offs to average loans      0.00%        0.00%        0.02%

     As a result of management's ongoing review of the loan portfolio, loans are classified as nonaccrual when it is not reasonable to expect collection of interest under the original terms. These loans are classified as nonaccrual even though the presence of collateral or the borrower's financial strength may be sufficient to provide for ultimate repayment. Interest on nonaccrual loans is recognized only when received. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest that has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of
reported interest income.   No additional interest is accrued on the loan
balance until the collection of both principal and interest becomes reasonably certain. The Company had no nonperforming loans at December 31, 2004 and 2003. The Company had one loan with a balance of $2,222 on which the accrual of interest had been discontinued as of December 31, 2002.

     When real estate acquired by foreclosure and held for sale is included with nonperforming loans, the result comprises nonperforming assets. There were no nonperforming assets at December 31, 2004, 2003, or 2002. Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of December 31, 2004, 2003, or 2002.


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

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) were 67.94% of average deposits for 2004, compared to 65.57% and 61.71% for 2003 and 2002, respectively.

     As of December 31, 2004, $72,905,414, or 45.94% of the Company's investment debt securities mature in one year or less. Funds invested in federal funds sold provide liquidity so the Bank does not need a large portfolio of securities classified as "available-for-sale." Other sources of liquidity include letters of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks. The total lines and letters of credit available from correspondent banks were $19,000,000 as of December 31, 2004, 2003, and 2002.

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

     The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources, and liquidity. Management of the liability mix of the balance sheet focuses on expanding the various funding sources.

     As of December 31, 2004, the Company was asset-sensitive for all time horizons. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Conversely, if interest rates should increase, the net interest margins should increase. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                            Interest Sensitivity Analysis
                                December 31, 2004

                                   After three
                       Within      but within   After one
                       three       twelve       but within  After
                       months      months       five years  five years   Total
Assets
Earning assets
 Federal funds sold   $32,692,233  $       -    $        -   $       -   $ 32,692,233
 Interest-bearing
  deposits                228,724    1,286,085       646,687         -      2,161,496
 Investment debt
  securities           22,135,369   50,770,045    83,225,065   2,554,687  158,685,166
 Loans                159,854,554      908,531     2,869,009      55,989  163,688,083
Total earning assets $214,910,880  $52,964,661   $86,740,761   2,610,676 $357,226,978

Liabilities
Interest-bearing deposits
 NOW                 $ 68,892,268  $       -     $       -    $      -   $ 68,892,268
 Money market          49,362,532          -   	         -           -     49,362,532
 Savings               53,667,020          -             -           -     53,667,020
 Certificates
  $100,000 and over     3,756,538   10,174,388     4,693,331         -     18,624,257
 Certificates
  under $100,000       18,811,095   23,881,176 	   7,991,598         -	   50,683,869
Securities sold under
 agreements
 to repurchase          5,933,466          -             -           -      5,933,466
Note payable                4,911       15,181       93,550       48,519      162,161
Total interest-bearing
 liabilities         $200,427,830  $34,070,745 	$12,778,479   $   48,519 $247,325,573

Period gap           $ 14,483,050  $18,893,916	$73,962,282   $ 2,562,157$109,901,405
Cumulative gap       $ 14,483,050  $33,376,966 $107,339,248  $109,901,405

Ratio of cumulative gap
 to total earning assets    4.05%        9.34%        30.05%       30.77%


                             Investment Securities Maturity Distribution and Yields

                        December 31, 2004     December 31, 2003   December 31, 2002
                        Amount      Yield     Amount      Yield   Amount       Yield
US Treasury
 One year or less     $ 58,255,488  1.71%   $ 68,496,088   0.97% $ 50,003,569   2.87%
 Over one through
  five years            58,361,766  2.57%     51,965,421   1.74%   40,065,506   2.58%
 Over ten years          2,554,687  7.28%      2,559,062   7.28%    2,603,120   7.28%
Total U.S. Treasury
 securities            119,171,941  2.25%    123,020,571   1.43%   92,672,195   2.87%


U.S. Government Agencies
 One year or less        3,250,000  2.20%      2,000,810   4.65%    1,000,000   4.49%
 Over one through
  five years            16,741,938  2.61%     15,000,000   2.31%   18,902,908   3.30%
Total U. S. Government
 Agencies               19,991,938  2.55%     17,000,810   2.59%   19,902,908   3.35%

State, county, and municipal
 One year or less       11,399,926  1.34%      6,395,697   1.72%    4,009,906   2.45%
 Over one through
  five years             8,121,361  1.60%      9,830,041   1.35%    4,203,610   2.34%
Total state, county,
 and municipal          19,521,287  1.45%     16,225,738   1.49%    8,213,516   2.39%

Total debt securities $158,685,166  2.19%   $156,247,119   1.56% $120,788,619   2.92%

Debt securities
 One year or less     $ 72,905,414  1.67%   $ 76,892,595   1.13% $ 55,013,475   2.87%
 Over one through
  five years            83,225,065  2.48%     76,795,462   1.80%   63,172,024   2.78%
 Over ten years          2,554,687  7.28%      2,559,062   7.28%    2,603,120   7.28%
Total debt securities  158,685,166  2.19%    156,247,119   1.56%  120,788,619   2.92%

Equity securities        3,265,566  2.72%      2,685,158   2.70%    1,783,680   2.51%

Total securities      $161,950,732  2.20%   $158,932,277   1.58% $122,572,299   2.91%

Deposits and Other Interest-Bearing Liabilities

     Average interest-bearing liabilities increased $2,507,550, or 1.03%, to $245,279,167 in 2004, from $242,771,617 in 2003. Average interest-bearing deposits increased $1,640,081, or .69%, to  $240,087,443 in 2004 from
$238,447,362 in 2003, while average noninterest-bearing demand deposits increased $7,600,593, or 10.01% to $83,499,032 in 2004 from $75,898,439 in
2003. At December 31, 2004, total deposits were $319,772,358, compared to $317,946,053 at December 31, 2003, an increase of .57%. These rates of increase have slowed significantly from the rates at which deposits have grown since mid-2001. Management attributes the growth of deposits in recent years to investors' discomfort with a depressed and volatile stock market, and a resultant flight to the safety of insured deposits.

     Average interest-bearing liabilities increased $17,588,168, or 7.81%, to $242,771,617 in 2003, from $225,183,449 in 2002. Average interest-bearing deposits increased $18,425,292, or 8.37%, to  $238,447,362 in 2003, from
$220,022,070 in 2002, while average noninterest-bearing demand deposits increased $10,982,926, or 16.92% to $75,898,439 in 2003, from $64,915,513 in
2002. At December 31, 2003, total deposits were $317,946,053, compared to $301,495,466 at December 31, 2002, an increase of 5.46%.


     The following table sets forth the deposits of the Company by category as of December 31, 2004, 2003, and 2002, respectively.

                                                December 31,
                                2004                  2003                  2002
                                    Percent of            Percent of            Percent of
                         Amount     deposits   Amount     deposits   Amount     deposits
Demand deposits        $ 78,542,414 24.56%  $ 75,601,460  23.78%  $ 73,289,541  24.31%
NOW accounts             68,892,268 21.55%    63,400,879  19.94%    57,009,892  18.91%
Money market             49,362,532 15.44%    50,168,501  15.78%    46,942,638  15.57%
Savings accounts         53,667,020 16.78%    51,495,252  16.20%    45,514,226  15.10%
Time deposits less
  than $100,000          50,683,867 15.85%    57,242,198  18.00%    62,897,083  20.86%
Time deposits of
  $100,000 or more       18,624,257  5.82%    20,037,763   6.30%    15,842,086   5.25%
 Total deposits        $319,772,358 100.00% $317,946,053 100.00%  $301,495,466 100.00%

     Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits increased $3,239,811, $12,254,910 and $32,246,116 during 2004, 2003, and 2002, respectively.
Management believes that this increase is largely attributable to a migration of funds from the stock market into insured deposits. Deposits, and particularly core deposits, have been the Company's primary source of funding and have enabled the Company to meet both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future.

     The maturity distribution of the Company's time deposits over $100,000 at December 31, 2004, is shown in the following table.


                             Maturities of Certificates of Deposit
                          and Other Time Deposits of $100,000 or More

                                                   After six
                                     After three    through
                       Within three    through      twelve     After twelve
                          months     six months     months        months     Total
Certificates of deposit
of $100,000 or more   $ 3,756,538    $ 5,007,957   $ 5,166,431 $ 4,693,331 $18,624,257

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


Noninterest Revenue

     Noninterest revenue for 2004 increased $185,961, or 11.89% from the previous year. Included is a $160,771 increase in cash surrender value of bank owned life insurance policies with a face value of $4,000,000, which were purchased by the Bank in August 2003. A second significant increase occurred in ATM and debit card revenues, which are up $46,742 (16.94%) from 2003 due to increased usage.

     Noninterest revenue for 2003 decreased $166,470, or 9.62% from the previous year. This includes a decrease of $267,844 related to a 2002 gain
on the sale of property in Ocean View, Delaware.   Service charges on deposit
accounts increased $35,004 primarily due to increased deposit balances. Miscellaneous noninterest revenue increased $43,151, which includes a $54,035 increase in cash surrender value of bank owned life insurance policies.

     The following table presents the principal components of noninterest revenue for the years ended December 31, 2004, 2003, and 2002, respectively.

                                              Noninterest Income
                                         2004        2003        2002

Service charges on deposit accounts   $ 1,050,504 $ 1,208,306 $   993,302
ATM and debit card revenue                322,716     275,974     252,755
Miscellaneous revenue                     376,577     259,556     216,405
Gain on sale of real estate                   -           -       267,844
  Total noninterest revenue           $ 1,749,797 $ 1,563,836 $ 1,730,306

Noninterest revenue as a percentage
 of average total assets                   0.44%        0.41%       0.50%

Noninterest Expense

     Noninterest expense increased $186,810, or 2.82%, from 2003 to 2004. Increased personnel costs of $75,864 include a $50,132 increase in the cost of group insurance. Occupancy expense increased due to increased depreciation and real property taxes related to the Bank's Berlin office expansion completed late in 2003. Cost related to ATM and debit cards rose $30,999 due to increased usage. The revenues net of expenses related to ATM and debit card usage, increased $15,743 from 2003 to 2004.

     Noninterest expense increased $121,481, or 1.87%, from 2002 to 2003. Increased personnel costs of $204,573 were due to annual raises, increased 401(k) expense, and increased cost of group insurance. Occupancy expense increased due to increased depreciation related to recent building construction and renovation, as well as increased maintenance costs incurred to improve and maintain the grounds surrounding branches. Furniture and equipment expense decreased $36,346 mainly due to decreases in service contract costs, and improved classification of certain maintenance expenses. Of the $127,364 decrease in other operating expense, approximately $62,000 was directly attributable to the Ocean View branch location, which previously operated as Calvin B. Taylor Bank of Delaware, and its merger into the Calvin B. Taylor Bank of Berlin, Maryland.

     The following table presents the principal components of noninterest expense for the years ended December 31, 2004, 2003, and 2002, respectively.

                                              Noninterest Expense
                                        2004         2003         2002

Compensation and related expenses     $ 3,903,278  $ 3,827,414  $ 3,622,841
Occupancy expense                         593,475      536,269      455,651
Furniture and equipment expense           551,721      542,433      578,779
Advertising                               145,583      152,358      154,382
ATM and debit card                        232,353      201,354      194,536
Business and product development           70,720       66,480       64,448
Computer software amortization            117,191       91,736      115,453
Computer software maintenance              82,514       97,570       91,141
Courier service                           103,922       93,457       96,120
Deposit insurance                          45,403       46,975       47,800
Director fees                              89,375       84,240       80,600
Dues, donations, and subscriptions         81,328       80,842       81,171
Freight                                    60,829       67,517       62,294
Liability insurance                        41,556       47,160       60,042
Postage                                   169,569      168,083      181,567
Professional fees                          22,745       37,551       72,399
Stationery and supplies                   135,269      125,593      158,965
Telephone                                 123,012      117,602      130,172
Miscellaneous                             238,628      237,027      251,819
  Total noninterest expense           $ 6,808,471  $ 6,621,661  $ 6,500,180

Noninterest expense as a percentage
 of average total assets                    1.73%        1.74%        1.86%


Capital

     Under the capital guidelines of the Federal Reserve Board and the FDIC, the Company and the Bank are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less certain intangibles. In addition, the Company and the Bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 4%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest-rated institutions.

     At December 31, 2004, the Company and the Bank exceeded the minimum regulatory capital ratios, as set forth in the following table.

Analysis of Capital

                                        Analysis of Capital
                                     Required    Consolidated  Maryland
                                     Minimums    Company       Bank
2004
Total risk-based capital ratio        8.0%        43.3%         41.3%
Tier I risk-based capital ratio       4.0%        41.7%         40.1%
Tier I leverage ratio                 4.0%        16.0%         15.3%

2003
Total risk-based capital ratio        8.0%        39.1%         37.1%
Tier I risk-based capital ratio       4.0%        37.6%         35.9%
Tier I leverage ratio                 4.0%        16.0%         14.9%

2002
Total risk-based capital ratio        8.0%        40.7%         38.9%
Tier I risk-based capital ratio       4.0%        39.4%         37.7%
Tier I leverage ratio                 4.0%        15.9%         15.1%



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

     FASB Statement No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4, is a result of a broader effort by the FASB working with the International Accounting Standards Board to improve comparability of cross-border financial reporting.

     FASB Statement No. 152, Accounting for Real Estate Time-Sharing Transactions, amends FASB Statement No. 66 Accounting for Sales of Real Estate to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, Accounting for Real Estate Time Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.

     FASB Statement No. 153, Exchanges of Nonmonetary Assets an Amendment of AP Opinion No. 29, eliminates the exception to fair value for exchanges of similar productive assets that was provided in APB Opinion No. 29.

     FASB Statement No. 123, Accounting for Stock-Based Compensation (Revised
2004)	Share Based Payment, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Statement eliminates the alternative to use the Accounting Principles Board Opinion 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally result in recognition of no compensation costs. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. In addition, this Statement amends FASB Statement No. 95, Statement of Cash Flows to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. This Statement is effective as of the first interim or annual reporting period that begins after June 15, 2005.

     AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, prohibits the carrying over of valuation allowances in loans and securities acquired in a transfer. At transfer, the assets are to be recorded at the total cash flows expected to be collected. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.

     The accounting policies adopted by management are consistent with accounting principles generally accepted in the United States of America and are consistent with those followed by peer Banks.

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

Item 8. Financial Statements and Supplementary Data

     In response to this Item, the information included on pages 1 through 21 of the Company's Annual Report to Shareholders for the year ended December 31, 2004, is incorporated herein by reference.


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

Internal Control Over Financial Reporting
Management Report on Internal Control over Financial Reporting
     Calvin B. Taylor Bankshares, Inc. maintains a system of internal control over financial reporting, which is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation of reliable published financial statements. The system includes an organizational structure and division of responsibility, established policies and procedures including a code of conduct to foster a strong ethical climate, and the careful selection, training, and development of our staff. The system contains self-monitoring mechanisms, and an internal auditor monitors the operation of the internal control system and reports findings and recommendations to management and the board of directors. Corrective actions are taken to address control deficiencies and other opportunities for improving the system as they are identified. The board, operating through its audit committee, which is composed entirely of directors who are not officers or employees of the Company, provides oversight to the financial reporting process.
There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of an internal control system may vary over time and with circumstances.
     The Company assessed its internal control system as of December 31, 2004 in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company believes that, as of December 31, 2004, its system of internal control over financial reporting met those criteria.

Calvin B. Taylor Bankshares, Inc.


Date: March 15, 2005      By: /s/  Reese F. Cropper, Jr.
                          Reese F. Cropper, Jr.
                          Chairman & Chief Executive Officer
                          (Principal Executive Officer)


Date: March 15, 2005      By: /s/  Jennifer G. Hawkins
                          Jennifer G. Hawkins
                          Treasurer
                          (Principal Financial Officer)



Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Berlin, Maryland

     We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Calvin B. Taylor Bankshares, Inc. and Subsidiary maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that Calvin B. Taylor Bankshares, Inc. and Subsidiary maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Calvin B. Taylor Bankshares, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We have audited, in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America, the balance sheets and the related statements of income, changes in stockholders' equity and cash flows of Calvin B. Taylor Bankshares, Inc. and Subsidiary, and our report dated February 2, 2005, expressed an unqualified opinion.

                          /s/  Rowles & Company, LLP


Baltimore, Maryland
February 2, 2005


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


Item 10. Directors and Executive Officers of the Registrant

     In response to this item, the information included on page 4 of the Company's Proxy Statement for Annual Meeting of Shareholders To Be Held on May 11, 2005, is incorporated herein by reference.

Item 11. Executive Compensation

     In response to this item, the information included on page 4 of the Company's Proxy Statement for Annual Meeting of Shareholders To Be Held on May 11, 2005, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     In response to this item, the information included on page 5 of the Company's Proxy Statement for Annual Meeting of Shareholders To Be Held on May 11, 2005, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     In response to this item, the information included on page 4 of the Company's Proxy Statement for Annual Meeting of Shareholders To Be Held on May 11, 2005, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

     In response to this item, the information included on page 6 of the Company's Proxy Statement for Annual Meeting of Shareholders To Be Held on May 11, 2005, is incorporated herein by reference.


PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Exhibits
     3.1   Articles of Incorporation of the Company, incorporated by
           reference to Exhibit 3.1 of Registration Statement Form S-4, File No. 33-99762.
     3.2 Bylaws of the Company, incorporated by reference to Exhibit 3.2 of Registration Statement Form S-4, File No. 33-99762.
    13     Annual Report to Shareholders for the year ended December 31, 2004.

(b)  Reports on Form 8-K
           No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2004.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                CALVIN B. TAYLOR BANKSHARES, INC.
                (Registrant)

Date:   March 15, 2005	By: /s/ Reese F. Cropper, Jr.
                        Reese F. Cropper, Jr.
                        Chief Executive Officer
                        Chairman of the Board of Directors

Date:   March 15, 2005	By: /s/ Jennifer G. Hawkins
                        Jennifer G. Hawkins
                        Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:   March 15, 2005	By: /s/ James R. Bergey, Jr.
                        James R. Bergey, Jr., Director

Date:   March 15, 2005	By: /s/ George H. Bunting, Jr.
                        George H. Bunting, Jr., Director

Date:   March 15, 2005	By: /s/ John H. Burbage, Jr.
                        John H. Burbage, Jr., Director

Date:   March 15, 2005	By: /s/ Reese F. Cropper, Jr.
                        Reese F. Cropper, Jr.
                        Chief Executive Officer
                        Chairman of the Board of Directors

Date:   March 15, 2005	By: /s/ Reese F. Cropper, III
                        Reese F. Cropper, III, Director

Date:   March 15, 2005	By: /s/ Hale Harrison
                        Hale Harrison, Director

Date:   March 15, 2005	By: /s/ Gerald T. Mason
                        Gerald T. Mason, Director

Date:   March 15, 2005	By: /s/ William H. Mitchell
                        William H. Mitchell,
                        Vice President and Director

Date:   March 15, 2005	By: /s/ Joseph E. Moore
                        Joseph E. Moore, Director

Date:	March 15, 2005	By: /s/ Michael L. Quillin
                        Michael L. Quillin, Sr., Director

Date:	March 15, 2005	By: /s/ D. Bruce Rogers
                        D. Bruce Rogers, Director

Date:	March 15, 2005	By: /s/ Raymond M. Thompson
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

                 Calvin B. Taylor Bankshares, Inc.


Date: March 15, 2005 By: /s/  Reese F. Cropper, Jr.
                     Reese F. Cropper, Jr.
                     Chairman & Chief Executive Officer
                     (Principal Executive Officer)


Date: March 15, 2005 By: /s/  Jennifer G. Hawkins
                     Jennifer G. Hawkins
                     Treasurer
                     (Principal Financial Officer)



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

                Calvin B. Taylor Bankshares, Inc.


Date: March 15, 2005 By: /s/  Reese F. Cropper, Jr.
                     Reese F. Cropper, Jr.
                     Chairman & Chief Executive Officer
                     (Principal Executive Officer)


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

                Calvin B. Taylor Bankshares, Inc.


Date: March 15, 2005 By: /s/  Jennifer G. Hawkins
                     Jennifer G. Hawkins
                     Treasurer
                     (Principal Financial Officer)









                     EXHIBIT 13

            ANNUAL REPORT TO SHAREHOLDERS
        FOR THE YEAR ENDED DECEMBER 31, 2004


























                              Calvin B. Taylor Bankshares, Inc.
                                        and Subsidiary

                                     Financial Statements

                                      December 31, 2004































                              Calvin B. Taylor Bankshares, Inc.
                                       and Subsidiary

                                      Table of Contents



                                                               Page

Report of Independent Registered Public Accounting Firm         1

Consolidated Financial Statements

  Consolidated Balance Sheets                                   2

  Consolidated Statements of Income                             3

  Consolidated Statements of Changes in Stockholders' Equity    4

  Consolidated Statements of Cash Flows                         5-6

  Notes to Consolidated Financial Statements                    7-21











       Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Berlin, Maryland


	We have audited the accompanying consolidated balance sheets of Calvin B. Taylor Bankshares, Inc. and Subsidiary as of December 31, 2004, 2003, and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

	We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calvin B. Taylor Bankshares, Inc. and Subsidiary as of December 31, 2004,
2003, and 2002, and the results of its operations and its cash flows for each of the three years then ended in conformity with accounting principles generally accepted in the United States of America.

	We have also audited, in accordance with standards of the Public Company Accounting Oversight Board in the United States of America, the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 2, 2005, expressed an unqualified opinion thereon.



                                                /s/ Rowles & Company, LLP


Baltimore, Maryland
February 2, 2005

                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                                  Consolidated Balance Sheets

                                                 December 31,
                                     2004            2003            2002
              Assets
Cash and due from banks          $ 21,901,546    $ 20,482,866    $ 21,051,412
Federal funds sold                 32,692,233      29,525,781      54,821,617
Interest-bearing deposits           2,161,496       2,281,337       1,432,205
Investment securities
 available for sale                 5,921,287       9,265,471       8,390,550
Investment securities held
 to maturity (approximate fair
  value of $155,107,698,
  $150,075,210,and $115,470,092)  156,029,445     149,666,806     114,181,749
Loans, less allowance for loan
 losses of $2,177,926,
 $2,187,277, and  $2,181,135      161,510,157     162,243,008     161,824,677
Premises and equipment              6,891,238       7,064,970       5,745,842
Accrued interest receivable         1,415,775       1,344,613       1,405,587
Computer software                     322,209         265,961         283,303
Bank owned life insurance           4,214,806       4,054,035             -
Other assets                          272,790         291,553         106,004
                                 $393,332,982    $386,486,401    $369,242,946

              Liabilities and Stockholders' Equity
Deposits
 Noninterest-bearing             $ 78,542,414    $ 75,601,460    $ 73,289,541
 Interest-bearing                 241,229,944     242,344,593     228,205,925
                                  319,772,358     317,946,053     301,495,466
Securities sold under
 agreements to repurchase           5,933,466       4,113,154       4,029,100
Pending purchases of investment
 securities                               -               -         2,990,830
Accrued interest payable              116,502         145,044         243,468
Note payable                          162,161         181,087         198,912
Deferred income taxes                 549,070         355,632          70,156
Other liabilities                     101,857         109,399         199,728
                                  326,635,414     322,850,369     309,227,660
              Stockholders' equity
 Common stock, par value $1 per
  share; authorized 10,000,000
  shares; issued and outstanding
  3,208,478 shares at December 31,
  2004, 3,227,966 shares at
  December 31,2003,and 3,240,000
  shares at December 31, 2002       3,208,478       3,227,966       3,240,000
  Additional paid-in capital       16,187,005      16,869,085      17,290,000
  Retained earnings                45,917,427      42,391,363      38,788,018
                                   65,312,910      62,488,414      59,318,018
  Accumulated other
   comprehensive income             1,384,658       1,147,618         697,268
                                   66,697,568      63,636,032      60,015,286
                                 $393,332,982    $386,486,401    $369,242,946

The accompanying notes are an integral part of these financial statements.


                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                                Consolidated Statements of Income

                                           Years Ended December 31,
                                     2004            2003            2002
Interest and dividend revenue
 Loans, including fees           $ 11,512,125    $ 12,115,447    $ 13,095,218
 U. S. Treasury and government
  agency securities                 2,822,526       2,817,600       3,456,932
 State and municipal securities       273,712         219,806         224,662
 Federal funds sold                   547,226         540,804         922,620
 Interest-bearing deposit              47,574          42,363          41,661
 Equity securities                     48,592          43,227          37,792
Total interest and dividend
  revenue                          15,251,755      15,779,247      17,778,885

Interest expense
 Deposit interest                   1,535,171       2,110,465       3,996,749
 Borrowings                            18,723          21,493          40,848
   Total interest expense           1,553,894       2,131,958       4,037,597
   Net interest income             13,697,861      13,647,289      13,741,288

Provision for loan losses                 -               -            25,000
   Net interest income after
    provision for loan losses      13,697,861      13,647,289       13,716,288

Noninterest revenue
 Service charges on deposit
   accounts                        1,050,504        1,028,306          993,302
 ATM and debit card revenue          322,716          275,974          252,755
 Miscellaneous revenue               376,577          259,556          216,405
 Gain on sale of real estate             -                -            267,844
   Total noninterest revenue       1,749,797        1,563,836        1,730,306

Noninterest expenses
 Salaries                          3,136,220        3,092,919        2,994,325
 Employee benefits                   767,058          734,495          628,516
 Occupancy                           593,475          536,269          455,651
 Furniture and equipment             551,721          542,433          578,779
 Other operating                   1,759,997        1,715,545        1,842,909
   Total noninterst expenses       6,808,471        6,621,661        6,500,180

Income before income taxes         8,639,187        8,589,464        8,946,414

Income taxes                       3,026,000        3,049,250        3,192,498

Net income                        $5,613,187       $5,540,214       $5,753,916

Earnings per common share              $1.74            $1.71            $1.78










The accompanying notes are an integral part of these financial statements.


                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                   Consolidated Statements of Changes in Stockholders' Equity


                                                                       Accumulated
                                                                         other
                            Common stock      Additional  Retained   comprehensive  Comprehensive
                        Shares   Par value Paid-in capitalearnings      income         income
Balance, December 31, 2001
                     3,240,000   3,240,000  17,290,000    36,274,102    438,468
Net income                 -           -           -       5,753,916        -        $5,753,916
Unrealized gain on
 investment securities
 available for sale
 net of income taxes       -           -           -             -      258,800         258,800
Comprehensive income                                                                 $6,012,716
Cash dividend,
 $1.00 per share           -           -           -      (3,240,000)       -
Balance, December 31, 2002
                     3,240,000   3,240,000  17,290,000    38,788,018    697,268

Net income                 -           -           -       5,540,214         -        $5,540,214
Unrealized gain on investment
 securities available for sale
 net of income taxes       -           -           -             -      450,350         450,350
Comprehensive income                                                                 $5,990,564
Common shares repurchased
                       (12,034)    (12,034)   (420,915)          -          -
Cash dividend,
 $.60 per share            -           -           -      (1,936,869)       -


Balance, December 31, 2003
                     3,227,966 $ 3,227,966 $16,869,085   $42,391,363 $1,147,618
Net income                 -           -           -       5,613,187       -         $5,613,187
Unrealized loss on
 investment securities
 available for sale
 net of income taxes       -           -           -             -      237,040         237,040
Comprehensive income                                                                 $5,850,227
Common shares repurchased
                       (19,488)    (19,488)   (682,080)          -          -
Cash dividend,
 $.65 per share            -           -           -      (2,087,123)       -
Balance, December 31, 2004
                     3,208,478 $ 3,208,478 $16,187,005   $45,917,427 $1,384,658









The accompanying notes are an integral part of these financial statements.


                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                              Consolidated Statements of Cash Flows


                                           Years Ended December 31,
                                     2004            2003            2002
Cash flows from operating activities
 Interest received              $ 15,076,687     $ 15,761,248    $ 17,961,046
 Fees and commissions received     1,640,852        1,507,872       1,462,551
 Interest paid                    (1,582,435)      (2,230,381)     (4,323,477)
 Cash paid to suppliers
  and employees                   (6,149,693)      (6,026,828)     (5,909,413)
  Income taxes paid               (3,013,895)      (3,232,338)     (2,997,807)
                                   5,971,516        5,779,573       6,192,900

Cash flows from investing activities
 Certificates of deposits
  purchased, net of maturities          (567)        (699,000)       (553,205)
 Proceeds from maturity of
  investments available for sale   4,000,000              -               -
 Purchase of investments
  available for sale                (264,504)        (182,500)     (3,994,520)
 Proceeds from maturities of
  investments held to maturity   102,010,000      107,310,000      91,445,000
 Purchase of investments held
  to maturity                   (108,272,336)    (145,709,919)   (118,071,995)
 Loans made, net of principal
  collected                          732,851         (418,331)      4,651,835
 Proceeds from sale of premises
  and equipment                          -                -           503,160
 Purchases of and deposits on
  premises,equipment,and
  computer software                 (551,236)      (1,941,071)       (650,339)
 Purchase of bank owned
  life insurance                         -         (4,000,000)            -
                                  (2,345,792)     (45,640,821)    (26,670,064)


Cash flows from financing activities
 Net increase (decrease) in
   Time deposits                  (9,431,045)       (1,459,208)   (10,215,697)
   Other deposits                 11,257,350        17,909,795     37,561,982
   Securities sold under
     agreements to repurchase      1,820,312            84,054       (526,223)
 Payments on note payable            (18,926)          (17,825)       (16,791)
 Common shares repurchased          (701,568)         (432,949)           -
 Dividends paid                   (2,087,123)       (1,936,869)    (3,240,000)
                                     839,000        14,146,998     23,563,271


Net increase (decrease) in cash
 and cash equivalents              4,464,724       (25,714,250)     3,086,107

Cash and cash equivalents
 at beginning of year             50,158,779        75,873,029     72,786,922
Cash and cash equivalents
 at end of year                  $54,623,503       $50,158,779    $75,873,029



The accompanying notes are an integral part of these financial statements.

                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                              Consolidated Statements of Cash Flows
                                           (Continued)

                                           Years Ended December 31,
                                     2004            2003            2002
Reconciliation of net income to net
 cash provided by operating
 activities
 Net income                     $  5,613,187    $  5,540,214   $  5,753,916

 Adjustments to reconcile net
  income to net cash provided
  by operating activities
   Depreciation and amortization     656,293         633,383        629,738
   Provision for loan losses             -               -           25,000
   Deferred income taxes              42,212          46,409         41,962
   Amortization of premiums and
    accretion of discounts, net     (103,350)        (78,972)      (166,069)
   (Gain) loss on disposition of
    assets                            12,427           5,902       (260,880)
   Decrease (increase) in
     Accrued interest receivable     (71,162)         60,974        348,229
     Cash surrender value of bank
      owned life insurance          (160,771)        (54,035)           -
     Other assets                     18,763        (185,549)        (8,914)
   Increase (decrease) in
     Accrued interest payable        (28,542)        (98,424)      (285,880)
     Accrued income taxes            (30,107)            -          152,730
     Other liabilities                22,566         (90,329)       (36,932)
                                $  5,971,516    $  5,779,573    $  6,192,900



Composition of cash and cash equivalents
   Cash and due from banks      $ 21,901,546    $ 20,482,866    $ 21,051,412
   Federal funds sold             32,692,233      29,525,781      54,821,617
   Interest-bearing deposits,
     except for time deposits         29,724         150,132             -
                                $ 54,623,503    $ 50,158,779    $ 75,873,029





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

Loans and allowance for loan losses
     Loans are stated at face value less the allowance for loan losses. Interest on loans is credited to income based on the principal amounts outstanding. The accrual of interest is discontinued when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full.
     The allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent risks in the loan portfolio. The minimum range of the allowance for loan losses is calculated by applying risk-weighted percentages to loans based on their delinquency and underlying collateral. The portion of the allowance that is a result of geographic and industry concentrations and current economic conditions is not allocated to specific loans. At December 31, 2004, the allowance included approximately $1,040,028 that was not allocated to specific loans.

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

Per share data
     Earnings per common share are determined by dividing net income by the weighted average of shares outstanding for the period. The weighted average of common shares outstanding was 3,219,116,3,235,767,and 3,240,000 shares outstanding, for the years ended December 31, 2004, 2003, and 2002, respectively.

2.   Cash and Due From Banks

     The Company normally carries balances with other banks that exceed the federally insured limit. The average balances carried in excess of the limit, including unsecured federal funds sold to the same banks, were $42,076,235 for 2004,$53,869,724 for 2003,and $59,942,898 for 2002.
     Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances. The Company's normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                           Notes to Consolidated Financial Statements


3.   Investment Securities

     Investment securities are summarized as follows:

                           Amortized    Unrealized    Unrealized   Market
                             cost          gains        losses      value
December 31, 2004
Available for sale
  U.S. Treasury         $  1,994,909    $  559,778   $    -    $  2,554,687
  State and municipal        100,000         1,034        -         101,034
  Equity                   1,612,712     1,653,106        252     3,265,566
                        $  3,707,621    $2,213,918   $    252  $  5,921,287

Held to maturity
  U.S. Treasury         $116,617,254    $    3,267   $602,820  $116,017,701
  U.S. Government agency  19,991,938         1,615    216,549    19,777,004
  State and municipal     19,420,253           982    108,242    19,312,993
                        $156,029,445    $    5,864   $927,611  $155,107,698

December 31, 2003
Available for sale
  U.S. Treasury         $  5,991,862    $  588,451   $    -    $  6,580,313
  Equity                   1,448,208     1,236,950        -       2,685,158
                        $  7,440,070    $1,825,401   $    -    $  9,265,471
Held to maturity
  U.S. Treasury         $116,440,258    $  416,411   $ 34,334  $116,822,335
  U.S. Government agency  17,000,810        69,385     60,879    17,009,316
  State and municipal     16,225,738        34,016     16,195    16,243,559
                        $149,666,806    $  519,812   $111,408  $150,075,210

December 31, 2002
Available for sale
  U.S. Treasury         $  5,988,858    $  618,012   $    -    $  6,606,870
  Equity                   1,265,708       552,416     34,444     1,783,680
                        $  7,254,566    $1,170,428   $ 34,444  $  8,390,550
Held to maturity
  U.S. Treasury         $ 86,065,325    $  992,655   $    -    $ 87,057,980
  U.S. Government agency  19,902,908       211,063        -      20,113,971
  State and municipal      8,213,516        85,275        650     8,298,141
                        $114,181,749    $1,288,993   $    650  $115,470,092

                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                           Notes to Consolidated Financial Statements


3.   Investment Securities (Continued)

     The table below shows the gross unrealized losses and fair value of securities that are in an unrealized loss position as of December 31, 2004, aggregated by length of time the individual securities have been in a continous unrealized loss position.


                        Less than 12 months      12 monthes or more              Total
                         Fair     Unrealized       Fair     Unrealized       Fair   Unrealized
                         Value       Loss          Value       Loss          Value     Loss
U. S. Treasury      $106,788,806 $   591,710  $ 1,990,313  $    11,110 $ 108,779,119 $  602,820
U. S. Government
 Agency               17,290,458     201,480      984,931       15,069    18,275,389    216,549
State and municipal   17,974,368     105,227      197,840        3,015    18,172,208    108,242
Equity                    19,344         252          -            -          19,344        242
                    $142,072,976 $   898,669  $ 3,173,084  $    29,194 $ 145,246,060 $  927,863

     The debt securities for which an unrealized loss is recorded are issues of the United States Treasury, Federal Home Loan Bank(a U.S. government agency), and general obligations of states and municipalities. These securitites are classified as held-to maturity because the Company has the ability and the intent to hold the securitites until they are called or mature at face value. Fluctuatuions in fair value are reflective of market conditions, and not indicative of an other than temporary impairment of the investment.
     The equity security for which an unrealized loss is recorded was purchased during 2004 as a long-term investment. This short-term value fluctuation is not indicative of an other than temporary impairment of the investment.

     The amortized cost and estimated market value of debt securities, by contractual maturity and the amount of pledged securities, follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                       December 31, 2004        December 31, 2003       December 31, 2002
                      Amortized    Fair         Amortized   Fair        Amortized   Fair
                         cost      value           cost     value          cost     value
Available for sale
 Within one year     $     -      $      -     $3,997,243   $4,021,251   $      -     $      -
 After one year
  through five years    100,000      101,034          -            -      3,994,528    4,003,750
 After ten years      1,994,909    2,554,687    1,994,619    2,559,062    1,994,330    2,603,120
                     $2,094,909   $2,655,721    5,991,862   $6,580,313   $5,988,858   $6,606,870

Held to maturity due
 Within one year    $72,905,414  $72,619,263  $72,871,344  $73,184,592  $55,013,475  $55,394,968
 After one year
  through five years 83,124,031   82,488,435   76,795,462   76,890,618   59,168,274   60,075,124
                   $156,029,445 $155,107,698 $149,666,806 $150,075,210 $114,181,749 $115,470,092

Pledged securities
                    $27,289,502  $27,610,734  $21,790,367  $21,870,641  $20,868,000  $21,248,011

     Investments are pledged to secure deposits of federal and local governments. Pledged securities also serve as collateral for securities sold under agreements to repurchase.

                               Calvin B. Taylor Bankshares, Inc.
                                        and Subsidiary
                          Notes to Consolidated Financial Statements


4.   Lines of Credit

     The Company has available lines of credit, including overnight federal funds, reverse repurchase agreements and letters of credit, totaling $19,000,000 as of December 31,2004, 2003, and 2002.

5.   Loans and Allowance for Loan losses

     Major classifications of loans are as follows:

                                     2004            2003            2002
Commercial                      $ 14,007,430    $ 13,199,879    $ 12,765,723
Real estate                      141,029,581     134,492,195     139,354,241
Construction                       6,640,665      14,107,588       8,447,354
Consumer                           2,010,407       2,630,623       3,438,494
                                 163,688,083     164,430,285     164,005,812
Allowance for loan losses          2,177,926       2,187,277       2,181,135
Loans, net                      $161,510,157    $162,243,008    $161,824,677

     The rate repricing distribution of the loan portfolio follows:

Immediately                     $159,522,150    $160,730,764    $160,567,318
Within one year                    1,240,935       1,405,338         813,678
Over one to five years             2,107,774       2,031,134       2,197,969
Over five years                      817,224         263,049         426,847
                                $163,688,083    $164,430,285    $164,005,812

     Outstanding loan commitments, lines of credit, and letters of credit are as follows:

Loan commitments and lines
  of credit
 Construction and land
  development                   $  7,294,592    $ 10,495,735    $ 10,557,644
 Other                            21,276,025      15,036,346      11,876,437
                                $ 28,570,617    $ 25,532,081    $ 22,434,081

Standby letters of credit       $  1,535,210    $  2,957,508    $  1,726,127

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

     Transactions in the allowance for loan losses were as follows:

                                     2004            2003            2002
Beginning balance               $  2,187,277    $  2,181,135    $  2,195,922
Provision charged to operations          -               -            25,000
Recoveries                             4,523           9,565           8,983
                                   2,191,800       2,190,700       2,229,905
Loans charged off                     13,874           3,423          48,770
Ending balance                  $  2,177,926    $  2,187,277    $  2,181,135

     Amounts past due 90 days or more, and still accruing interest, are as follows:

Commercial                      $    151,063    $     55,795    $     17,370
Real estate                          200,278         251,658         250,206
Consumer                              40,335           7,942          15,280
                                $    391,676    $    315,395    $    282,856

     Management has identified no impaired loans at December 31, 2004, 2003, and 2002. There were no non-accruning loans at December 31,2004 or December 13, 2003. Accrual of interest had been discontinued on one loan with a balance of $2,222 at December 31, 2002.

6.   Lease Commitments

     The Company leases the land on which the Route 50 branch in East Berlin is located. The lease obligation, which expires August 31, 2009, requires payments as follows:

                                                  Minimum
                     Period                       rentals

                      2005                        15,000
                      2006                        15,000
                      2007                        15,000
                      2008                        15,000
                      2009                        10,000
                                               $  70,000

                               Calvin B. Taylor Bankshares, Inc.
                                        and Subsidiary
                          Notes to Consolidated Financial Statements


7.   Premises and Equipment

     A summary of premises and equipment and the related depreciation is as follows:

                         Estimated
                         useful life      2004            2003            2002
Land                                  $ 2,076,097     $ 1,893,946     $ 1,659,793
Premises                 5 - 50 years   6,400,025       6,423,636       5,028,225
Furniture and equipment  5 - 40 years   3,473,775       3,446,813       3,326,082
Construction in progress                      -               -           210,583
                                       11,949,897      11,764,395      10,224,683
Accumulated depreciation                5,058,659       4,699,425       4,478,841
Net premises and equipment            $ 6,891,238     $ 7,064,970     $ 5,745,842

Depreciation expense                  $   539,102     $   541,647     $   514,285


8.   Deposits

     Major classifications of interest-bearing deposits are as follows:

                                          2004            2003            2002
Money market                      $ 49,362,532    $ 50,168,501    $ 46,942,638
Savings and NOW                    122,559,288     114,896,131     102,524,118
Other time                          69,308,124      77,279,961      78,739,169
                                  $241,229,944    $242,344,593    $228,205,925

     The rate repricing distribution of other time deposits follows:

Three months or less              $ 22,567,632    $ 26,832,009    $ 28,235,099
Over three through twelve months    34,055,564      35,832,764      36,006,763
Over one through two years          12,684,928      14,615,188      14,497,307
                                  $ 69,308,124    $ 77,279,961    $ 78,739,169

     Included in other time deposits are certificates of deposit of $100,000 or more as follows:

Amount outstanding                $ 18,624,257    $ 20,037,763    $ 15,842,086
Interest expense                  $    276,074    $    324,822    $    597,603

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

                                          2004            2003            2002
Maximum month-end amount outstanding$ 7,617,275     $ 6,542,540     $ 6,531,215
Average amount outstanding            5,020,787       4,134,892       4,954,682
Average rate paid during the year          .17%            .24%            .57%
Investment securities underlying the
agreements at year end
  Carrying value                     21,991,519      16,993,472      15,994,905
  Estimated fair value               21,838,750      17,050,781      16,306,570

10.  Note Payable

     The Company purchased real estate, financing 100% of the purchase price. The 6% unsecured note has a final maturity of September, 2011. Maturities of this note are as follows:

                    2005                       20,092
                    2006                       21,332
                    2007                       22,647
                    2008                       24,044
                    2009                       25,527
               Remaining years                 48,519
                                             $162,161

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

The total cost of the profit sharing plan for 2004,2003,and 2002, were $149,171, $170,395, and $146,568, respectively.

                               Calvin B. Taylor Bankshares, Inc.
                                        and Subsidiary
                          Notes to Consolidated Financial Statements

12.  Non-interest Expenses

     The components of non-interest other operating expenses follow:

                                           2004           2003           2002
Advertising                          $  145,583     $  152,358    $   154,382
ATM and debit card                      232,353        201,354        194,536
Business and product development         70,720         66,480         64,448
Computer software amortization          117,191         91,736        115,453
Computer software maintenance contracts  82,514         97,570         91,141
Courier service                         103,922         93,457         96,120
Deposit insurance                        45,403         46,975         47,800
Director fees                            89,375         84,240         80,600
Dues, donations, and subscriptions       81,328         80,842         81,171
Freight                                  60,829         67,517         62,294
Liability insurance                      41,556         47,160         60,042
Postage                                 169,569        168,083        181,567
Professional fees                        22,745         37,551         72,399
Stationery and supplies                 135,269        125,593        158,965
Telephone                               123,012        117,602        130,172
Miscellaneous                           238,628        237,027        251,819
                                     $1,759,997     $1,715,545     $1,842,909

13.  Related Party Transactions

     The executive officers and directors of the Company enter into loan transactions with the Banks in the ordinary course of business.
The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions.
Executive officers and directors make deposits in the Bank, and invest in uninsured non-deposit investment products. They receive the same rates and terms on insured deposit accounts and securities sold under agreements to repurchase as other customers with simialar accounts

                                          2004            2003           2002
Beginning balance                 $  9,156,940    $ 11,133,959    $ 11,079,167
Advances                             9,146,486       8,550,318       6,034,153
                                    18,303,426      19,684,277      17,113,320
Repayments                          12,096,074      10,527,337       5,884,153
Other decreases                            100             -            95,208
Ending balance                    $  6,207,252    $  9,156,940    $ 11,133,959

Deposit and non-deposit
 investment balances              $ 13,833,657    $  9,466,866    $  8,041,253


     The Company obtains legal services from a law firm in which one of the principal attorneys is also a member of the Board of Directors. Fees charged for these services are at similar rates charged by unrelated law firms for similar legal work. There were no payments to this related party during 2004. Amounts paid to this related party totaled $3,490, and $1,235,during the years ended December 31, 2003, and 2002.

                               Calvin B. Taylor Bankshares, Inc.
                                        and Subsidiary
                          Notes to Consolidated Financial Statements


14.  Income Taxes

     The components of income tax expense are as follows:

                                          2004            2003            2002
Current
 Federal                            $2,597,535      $2,613,587      $2,772,796
 State                                 386,253         389,254         377,740
                                     2,983,788       3,002,841       3,150,536
Deferred                                42,212          46,409          41,962
                                    $3,026,000      $3,049,250      $3,192,498

     The components of the deferred tax are as follows:

Provision for loan losses           $    5,820      $    (2372)     $    2,656
Non-accrual loan interest                  -                43             (43)
Depreciation                            30,862          47,512          32,334
Discount accretion                       5,367            (128)          3,191
Net operating loss carryforward
 for state income tax                      163            (163)            -
Organization costs                         -             1,517           3,824
                                    $   42,212      $   46,409      $   41,962

     The components of the net deferred tax liability are as follows:

Deferred tax asset
 Allowance for loan losses          $  597,675      $  603,495      $  601,123
 Non-accrual loan interest                 -               -                43
 Net operating loss
  carryforward for state
  income tax                                               163             -
 Organization costs                        -               -             1,517
                                       597,675         603,658         602,683

Deferred tax liabilities
 Depreciation                          298,974         268,112         220,601
 Discount accretion                     18,762          13,395          13,523
 Unrealized gain on securities
  available for sale                   829,009         677,783         438,715
                                     1,146,745         959,290         672,839

  Net deferred tax liability        $ (549,070)     $ (355,632)     $  (70,156)

     A reconciliation of the provision for taxes on income from the statutory federal income tax rates to the effective income tax rates follows:

Statutory federal income tax rate        34.0  %         34.0  %        34.0  %
Increase (decrease) in tax rate
 resulting from
  Tax-exempt income                      (2.0)           (1.5)          (1.1)
  State income taxes net of federal
   income tax benefit                     3.0             3.0            2.8
                                         35.0  %         35.5 %         35.7  %

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

                       December 31, 2004        December 31, 2003        December 31, 2002
                       Carrying      Fair        Carrying      Fair        Carrying      Fair
                        amount       value        amount       value        amount       value
Financial assets
 Cash and due from
  banks             $21,901,546  $22,074,622  $20,482,866  $20,632,954  $21,051,412  $21,163,525
 Interest-bearing
  deposits            2,161,496    2,163,186    2,281,337    2,305,344    1,432,205    1,469,452
 Investment
  securities        161,950,732  161,028,985  158,932,277  159,340,681  122,572,299  123,860,642
 Loans, net         161,510,157  161,534,247  162,243,008  162,289,522  161,824,677  161,892,242
Financial
liabilities
 Interest-bearing
  deposits         $241,229,944 $241,284,245 $242,344,593 $242,471,838 $228,205,925 $228,558,735
 Note payable           162,161      158,414      181,087      176,288      198,912      193,045

     The fair value of federal funds sold, noninterest-bearing deposits, and securities sold under agreements to repurchase equals their carrying value.

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

                               Calvin B. Taylor Bankshares, Inc.
                                        and Subsidiary
                          Notes to Consolidated Financial Statements


16.  Capital Standards

     The Federal Reserve Board and the Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The capital ratios and minimum capital requirements of the Company are as follows:

                                                  Minimum       To be well
(in thousands)                    Actual      capital adequacy  capitalized
                               Amount  Ratio   Amount  Ratio   Amount  Ratio
December 31, 2004
Total risk-based capital
 (to risk weighted assets)     $67,862 43.3%   $12,526 8.0%    $15,657 10.0%
Tier 1 capital
 (to risk-weighted assets)     $65,313 41.7%   $ 6,263 4.0%    $ 9,394  6.0%
Tier 1 capital
 (to average fourth quarter
  assets)                      $65,313 16.0%   $16,307 4.0%    $20,384  5.0%

December 31, 2003
Total risk-based capital
 (to risk weighted assets)     $65,082 39.1%   $13,299 8.0%    $16,624 10.0%
Tier 1 capital
 (to risk-weighted assets)     $62,488 37.6%   $ 6,650 4.0%    $ 9,974  6.0%
Tier 1 capital
 (to average fourth quarter
  assets)                      $62,488 16.0%   $15,636 4.0%    $19,545  5.0%

December 31, 2002
Total risk-based capital
 (to risk weighted assets)     $61,255 40.7%   $12,032 8.0%    $15,040 10.0%
Tier 1 capital
 (to risk-weighted assets)     $59,318 39.4%   $ 6,016 4.0%    $ 9,024  6.0%
Tier 1 capital
 (to average fourth quarter
  assets)                      $59,318 15.9%   $14,902 4.0%    $18,628  5.0%

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

                               Calvin B. Taylor Bankshares, Inc.
                                        and Subsidiary
                              Notes to Consolidated Financial Statements

17.  Parent Company Financial Information

                                                    December 31,
Balance Sheets                             2004             2003            2002
                         Assets
Cash and due from banks               $     10,651     $     52,244     $    353,604
Interest-bearing deposits                  530,291          650,132              -
Investment securities available for sale 3,265,566        2,685,158        1,783,680
Investment securities held to maturity     503,156          499,692          499,230
Investment in subsidiary bank           61,630,473       58,798,328       56,226,822
Premises and equipment                   1,311,740        1,342,696        1,375,315
Other assets                                77,742          163,001            3,630
    Total assets                      $ 67,329,619     $ 64,191,251     $ 60,242,281

Liabilities and Stockholders' Equity

Liabilities
 Deferred income taxes                $    552,841     $    393,950     $    118,136
 Other liabilities                          79,210          161,269          108,859
                                           632,051          555,219          226,995
Stockholders' equity
 Common stock                            3,208,478        3,227,966        3,240,000
 Additional paid-in capital             16,187,005       16,869,085       17,290,000
 Retained earnings                      45,917,427       42,391,363       38,788,018
 Accumulated other comprehensive income  1,384,658        1,147,618          697,268
    Total stockholders' equity          66,697,568       63,636,032       60,015,286
    Total liabilities and stockholders' equity
                                      $ 67,329,619     $ 64,191,251     $ 60,242,281


                                              Years Ended December 31,
Statements of Income                      2004              2003            2002

Interest revenue                      $     19,480     $     12,678     $      37,066
Dividend revenue                            48,676           43,227            37,792
Dividends from subsidiary                2,721,640        2,936,869         1,944,000
Equity in undistributed income
  of subsidiary                          2,850,387        2,562,464         3,612,515
Gain on sale of real estate                    -                -             267,844
Rental income and other fees                   -              2,028             2,748
                                         5,640,183        5,557,266         5,901,965

Expenses
 Occupancy                                   3,251            3,777            15,831
 Furniture and equipment                                      1,167             2,014
 Other                                      22,745           20,272            21,263
                                            25,996           25,216            39,108
Income before income taxes               5,614,187        5,532,050         5,862,857
Income taxes (benefit)                       1,000           (8,164)          108,941
Net income                            $  5,613,187     $  5,540,214     $   5,753,916

                        Calvin B. Taylor Bankshares, Inc.
                                 and Subsidiary
                   Notes to Consolidated Financial Statements

17.	Parent Company Financial Information (Continued)

                                               Years Ended December 31,
                                          2004              2003            2002
Statements of Cash Flows
Cash flows from operating activities
  Interest and dividends received     $  2,789,328    $    2,992,141    $  2,012,520
  Rental payments and fees received         33,600            35,629          24,348
  Cash paid for operating expenses         (28,639)          (26,197)        (27,234)
  Income taxes refunded (paid)               1,310          (100,483)          1,727
                                         2,795,599         2,901,090       2,011,361

Cash flows from investing activities
  Certificates of deposit purchased,
   net of maturities                          (564)         (500,000)      1,500,000
  Purchase of investments available
   for sale                               (164,504)         (182,500)            -
  Proceeds from maturities of investments
   held to maturity                        500,000               -         1,500,000
  Purchase of investments held
   to maturity                            (503,842)              -        (1,987,395)
  Proceeds from sale of premises
   and equipment                               -                 -           500,000
                                          (168,910)         (682,500)      1,512,605

Cash flows from financing activities
  Common shares repurchases               (701,568)         (432,949)            -
  Dividends paid                        (2,087,123)       (1,936,869)     (3,240,000)
Net increase (decrease) in cash           (162,002)         (151,228)        283,966

Cash at beginning of year                  202,376           353,604          69,638
Cash at end of year                  $      40,374     $     202,376   $     353,604


Reconciliation of net income to net cash
 provided by operating activities
   Net income                        $    5,613,187    $   5,540,214   $   5,753,916
   Adjustments to reconcile net income
    to net cash used in operating
    activities
   Undistributed net income of
    subsidiary                           (2,850,387)      (2,562,464)     (3,612,515)
     Amortization of premiums and
      accretion of discount                      21             (462)        (11,835)
     Depreciation                            30,957           32,619          33,475
     Gain on sale of real estate                -                -          (267,844)
     Decrease (increase) in other assets     85,259         (159,371)         52,058
     Increase (decrease) in deferred
      income taxes and other liabilities    (83,438)          50,554          64,106
                                      $   2,795,599     $  2,901,090    $  2,011,361

                        Calvin B. Taylor Bankshares, Inc.
                                 and Subsidiary
                   Notes to Consolidated Financial Statements


18.	Quarterly Results of Operations (Unaudited)

                                                 Three months ended
                       December 31,     September 30,    June 30,         March 31,
2004
Interest revenue       $3,954,857       $3,820,243       $3,733,533       $3,743,122
Interest expense          384,375          382,761          384,221          402,537
Net interest income     3,570,482        3,437,482        3,349,312        3,340,585
Provision for loan losses     -                -                -                -
Net income              1,451,346        1,447,964        1,371,093        1,342,784
Comprehensive income    1,564,420        1,663,271        1,235,704        1,386,832
Earnings per share          $0.45            $0.45            $0.43            $0.42

2003
Interest revenue       $3,826,749       $3,934,534       $4,024,543       $3,993,421
Interest expense          435,526          473,779          559,096          663,557
Net interest income     3,391,223        3,460,755        3,465,447        3,329,864
Provision for loan losses     -                -                -                -
Net income              1,308,544        1,429,125        1,450,040        1,352,505
Comprehensive income    1,372,451        1,288,388        1,994,551        1,335,174
Earnings per share          $0.40            $0.44            $0.45            $0.42

2002
Interest revenue       $4,227,559       $4,553,255       $4,555,972       $4,442,099
Interest expense          835,131          995,620        1,036,065        1,170,781
Net interest income     3,392,428        3,557,635        3,519,907        3,271,318
Provision for loan losses  25,000              -                -                -
Net income              1,441,829        1,491,997        1,540,177        1,279,913
Comprehensive income    1,500,543        1,658,031        1,608,412        1,245,730
Earnings per share          $0.45            $0.46            $0.47            $0.40