Form 10-Q
period 2005-03-31
TAYLOR CALVIN B BANKSHARES INC
filed 2005-05-10
CIK 1003986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 3,202,856 shares of common stock ($1.00 par) outstanding as of April 30, 2005.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Form 10-Q
Index


Part I- Financial Information                                      Page

Item 1  Consolidated Financial Statements
        Consolidated Balance Sheets                                  3
        Consolidated Statements of Income                            4
        Consolidated Statements of Cash Flows                        5-6
        Notes to Consolidated Financial Statements                   7

Item 2  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         8-11

Item 3  Quantitative and Qualitative Disclosures About Market Risks  11

Item 4  Controls and Procedures                                      12

Part II-Other Information

Item 1  Legal Proceedings                                            13
Item 2  Changes in Securities and Use of Proceeds                    13
Item 3  Defaults Upon Senior Securities                              13
Item 4  Submission of Matters to a Vote of Security Holders          13
Item 5  Other Information                                            13
Item 6  Exhibits and Reports on Form 8-K                             13-16

Signatures                                                           17

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part I - Financial Information
Consolidated Balance Sheets
                                             (unaudited)
                                                March            December
                                                 2005              2004
Assets
Cash and due from banks                      $  29,187,591     $  21,901,546
Federal funds sold                              32,181,358        32,692,233
Interest-bearing deposits                        2,192,289         2,161,496
Investment securities available for sale         6,181,148         5,921,287
Investment securities held to maturity
  (approximate fair value of $143,678,665
   and $155,107,698)                           145,357,473       156,029,445
Loans, less allowance for loan losses
  of $2,192,552 and $2,177,926                 171,607,950       161,510,157
Premises and equipment                           6,819,649         6,891,238
Accrued interest receivable                      1,547,979         1,415,775
Computer software                                  300,263           322,209
Bank owned life insurance                        4,252,618         4,214,806
Other assets                                       139,327           272,790
                                             $ 399,767,645     $ 393,332,982



Liabilities and Stockholders' Equity
Deposits
 Noninterest-bearing                         $  83,412,947     $  78,542,414
 Interest-bearing                              241,687,979       241,229,944
                                               325,100,926       319,772,358
Securities sold under agreements to
 repurchase                                      4,923,490         5,933,466
Accrued interest payable                           109,588           116,502
Note payable                                       157,250           162,161
Deferred income taxes                              612,153           549,070
Other liabilities                                  748,568           101,857
                                               331,651,975       326,635,414
Stockholders' equity
 Common stock, par value $1 per share
  Authorized 10,000,000 shares, issued and
  outstanding 3,203,504 shares at March 31,
  2005and 3,208,478 shares at December 31,
  2004                                           3,203,504         3,208,478
  Additional paid-in capital                    16,012,915        16,187,005
  Retained earnings                             47,417,886        45,917,427
                                                66,634,305        65,312,910
  Accumulated other comprehensive income         1,481,365         1,384,658
                                                68,115,670        66,697,568
                                             $ 399,767,645     $ 393,332,982


See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)

                                          For the three months ended March 31,
                                                 2005              2004
Interest and dividend revenue
 Loans, including fees                       $   2,883,229     $   2,906,027
 U.S. Treasury and government
  agency securities                                771,093           673,548
 State and municipal securities                     73,027            60,169
 Federal funds sold                                180,184            72,541
 Interest-bearing deposits                          12,162            12,070
 Equity securities                                  21,456            18,767
   Total interest and dividend revenue           3,941,151         3,743,122

Interest expense
 Deposit interest                                  356,595           398,564
 Borrowings                                          4,419             3,973
   Total interest expense                          361,014           402,537

   Net interest income                           3,580,137         3,340,585

Provision for loan losses                             -                 -
 Net interest income after
  provision for loan losses                      3,580,137         3,340,585

Noninterest revenue
 Service charges on deposit accounts               255,598           252,221
 ATM and debit card revenue                         76,172            65,691
 Miscellaneous revenue                              97,891           101,472
   Total noninterest revenue                       429,661           419,384

Noninterest expenses
 Salaries                                          766,179           773,931
 Employee benefits                                 183,027           203,230
 Occupancy                                         163,897           144,833
 Furniture and equipment                           121,711           127,250
 Other operating                                   447,525           432,941
   Total noninterest expenses                    1,682,339         1,682,185

   Income before income taxes                    2,327,459         2,077,784
Income taxes                                       827,000           735,000
Net income                                   $   1,500,459     $   1,342,784

Earnings per common share                    $        0.47     $        0.42

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)

                                                For the three months ended
                                                         March 31,
                                                 2005              2004
Cash flows from operating activities
 Interest received                           $   3,766,288     $   3,689,955
 Fees and commissions received                     466,133           350,871
 Interest paid                                    (367,928)         (413,334)
 Cash paid to suppliers and employees           (1,561,650)       (1,427,146)
 Income taxes paid                                 (78,920)         (200,328)
                                                 2,223,923         2,000,018

Cash flows from investing activities
 Purchase of investments available for sale       (100,000)          (50,000)
 Proceeds from maturities of investments held
  to maturity                                   22,520,000        29,060,009
 Purchase of investments held to maturity      (11,805,437)      (15,432,757)
 Loans made, net of principal collected        (10,097,793)         (797,944)
 Purchases of and deposits on premises,
  equipment,and computer software                  (69,346)         (182,776)
                                                   447,424        12,596,532

Cash flows from financing activities
 Net increase (decrease) in
   Time deposits                                (4,709,437)       (3,814,039)
   Other deposits                               10,038,004        (1,924,553)
   Securities sold under agreements
     to repurchase                              (1,009,976)           18,598
 Payments on note payable                           (4,911)           (4,626)
 Common shares repurchased                        (179,064)         (110,448)
 Dividends paid                                          -                 -
                                                 4,134,616        (5,835,068)


Net increase (decrease) in cash and
 cash equivalents                                6,805,963         8,761,482
Cash and cash equivalents at beginning
 of period                                      54,623,503        50,158,779
Cash and cash equivalents at end of
 period                                      $  61,429,466     $  58,920,261


See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)

                                                For the three months ended
                                                         March 31,
                                                 2005              2004

Reconciliation of net income to net cash
 provided by operating activities
 Net income                                  $   1,500,459     $   1,342,784
Adjustments to reconcile net income to net
 cash provided by operating activities
 Depreciation and amortization                     162,880           157,861
 Amortization of premiums and accretion of
  discount, net                                    (42,661)           (1,762)
 (Gain) loss on disposition of assets                    -             1,543
 Decrease (increase) in
  Accrued interest receivable                     (132,204)          (51,404)
  Cash surrender value of bank owned
   life insurance                                  (37,812)          (40,390)
  Other assets                                     133,463           138,408
 Increase (decrease) in
  Accrued interest payable                          (6,914)          (10,797)
  Accrued income taxes                             748,080           534,672
  Other liabilities                               (101,368)          (70,897)
                                             $   2,223,923     $   2,000,018


Composition of cash and cash equivalents
 Cash and due from banks                     $  29,187,591     $  16,652,209
 Federal funds sold                             32,181,358        42,217,542
 Interest-bearing deposits, except for
  time deposits                                     60,517            50,510
                                             $  61,429,466     $  58,920,261


See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Financial Statements


1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position and results of operations have been made. These adjustments are of a normal recurring nature. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the audited consolidated financial statements and related footnotes for the Registrant's year ended December 31, 2004.

     Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

Cash Flows
     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and interest-bearing deposits except for time deposits. Federal funds are purchased and sold for one-day periods.

Per share data
     Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding, which was 3,207,262 and 3,227,366, for the quarters ended March 31, 2005 and 2004, respectively.



2. Comprehensive Income
     Comprehensive income consists of:
                                              Three months ended March 31,
                                                 2005               2004

Net income                                   $   1,500,459     $   1,342,784
Unrealized gain (loss) on investment
 securities available for sale, net
 of income taxes                                    96,707            44,048
Comprehensive income                         $   1,597,166     $   1,386,832


3. Loan commitments

     Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Outstanding loan commitments and letters of credit consist of:

                                               March 31,        December 31,
                                                 2005               2004

Loan commitments                             $  32,826,105     $  28,570,617

Standby letters of credit                    $   1,619,582     $   1,535,210

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

General

     Calvin B. Taylor Bankshares, Inc. (Company) was incorporated as a Maryland corporation on October 31, 1995. The Company owns all of the stock of Calvin B. Taylor Banking Company (Bank), a commercial bank that was established in 1890 and incorporated under the laws of the State of Maryland on December 17, 1907. This bank operates nine banking offices in Worcester County, Maryland and one banking office in Ocean View, Delaware. The Bank's administrative office is located in Berlin, Maryland. The Bank is engaged in a general commercial and retail banking business serving individuals, businesses, and governmental units in Worcester County, Maryland, Ocean View, Delaware, and neighboring counties.

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

     The allowance for loan losses represents a reserve for potential losses in the loan portfolio. It is one of the most difficult and subjective judgments. The adequacy of the allowance for loan losses is evaluated periodically based on a review of the loan portfolio, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level relies on management's judgment about factors affecting loan quality, current trends in delinquencies and charge-offs, and anticipated changes in the composition and size of the portfolio. Management also considers external factors such as changes in the interest rate environment,the view of the Bank's regulators,economic conditions in the Bank's service area and beyond, and legislation that affects the banking industry.

Financial Condition

     While total assets of the Company increased $6.4 million from December 31, 2004 to March 31, 2005, average total assets of the Company decreased $18.5 million from 4th quarter 2004 to 1st quarter 2005. Average deposits decreased
$17.8 million from 4th quarter 2004 to 1st quarter 2005.   Historically, during
the first quarter of the year, the Bank experiences a decline in deposits since business customers are using their deposits to meet cash flow needs. Generally, this situation reverses late in the second quarter of the year as the Bank receives deposits from seasonal business customers, summer residents and tourists. This seasonal influx peaks in the third quarter and begins to fall off in the last quarter of each year.

     During the first quarter of 2005, the Bank's gross loan portfolio has increased $10.1 million. Funding for these loans was provided primarily by a reduction in the Bank's investment portfolio. As loans earn at a higher rate than investments, this shift has a positive impact on earnings.

     Historically, the Company has low loan charge-offs. Based on a review of the consolidated loan portfolio, the Company determined that an allowance of 1.26% of gross loans was adequate as of March 31, 2005. At December 31, 2004,the allowance was 1.33% of gross loans. At March 31, 2005, loans delinquent ninety days or more totaled $685,316 or .39% of the portfolio. There were no non-accruing loans as of March 31, 2005 or December 31, 2004.


Liquidity

     The company's major sources of liquidity are loan repayments, maturities of short-term investments including federal funds sold, and increases in core deposits. Throughout the first quarter of the year, when the Bank typically experiences a decline in deposits, federal funds sold, and investment securities are primary sources of liquidity. During the second quarter of the year, additional sources of liquidity become more readily available as business borrowers start repaying loans, and the Bank receives seasonal deposits. Throughout the second and third quarters the Bank maintains a high liquidity level. Funds from seasonal deposits are generally invested in short-term
U.S. Treasury Bills and overnight federal funds. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 65.11% for the first quarter of 2005, compared to 64.27% for the first quarter of 2004.


Results of Operations

     Net income for the three months ended March 31, 2005, was $1,500,459 or $.47 per share, compared to $1,342,784 or $.42 per share for the first quarter of 2004. This represents an increase of $157,675.

     Net interest income increased $239,552 in the first three months of 2005 compared to the first three months of 2004. This increase is attributable to the rise of market rates that began in mid-2004. The Company's overnight investment in federal funds sold has repriced with the market, while short-term debt securities are repricing more slowly. The Company's Management has implemented gradual increases to deposit rates. Net interest income is one of the most important factors in evaluating its financial performance. Management uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease one hundred basis points, and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience a decrease of less than two percent in net interest income. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans or deposits.

     No provision for loan losses was charged to expense during the first quarters of 2005 or 2004. Net loan charge-offs (recoveries) were ($14,626) during the first quarter of 2005 versus ($583) during the first quarter of 2004.

     Other noninterest revenues exceeds last year by $10,277 primarily due to increase usage of VISA debit cards.

     Other noninterest expense variances include a decrease in salaries and employee benefits of $27,955. Management has implemented a strategy to reduce the number of year-round staff and employ more seasonal employees in the summer when the local resorts bring increased activity to branches. The Bank employed 93 full time equivalent employees as of March 31, 2005. The Bank hires seasonal employees during the summer. The Company has no employees other than those hired by the Bank.

     Income taxes are $92,000 higher than last year, on a pre-tax income increase of $249,675. This is consistent with the Company's effective tax rate of approximately 35.5%.


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


Capital Resources and Adequacy

     Total stockholders' equity increased $1,418,102 from December 31, 2004 to March 31, 2005. This increase is attributable to the comprehensive income recorded during the period, as detailed in Note 2 of the Notes to Financial Statements, reduced by $179,064 used to purchase and retire 4,974 shares of common stock. Stock repurchases were at a price of $36.00 dollars per share.

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

     Tier one risk-based capital ratios of the Company as of March 31, 2005 and 2004 were 40.25% and 40.68%, respectively. Both are substantially in excess of regulatory minimum requirements.


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

     At March 31, 2005, the Company's interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 7.94%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and, in a rising rate environment, net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline.
The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.


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

	                             (c ) Total number       (d) Maximum Number
           (a) Total    (b) Average   of Shares Purchased     of Shares that may
            Number       Price Paid   as Part of a Publicly   yet be Purchased
 Period     of Shares    per Share    Announced Program       Under the Program
 January        306       $36.00             306                   320,542
 February       588       $36.00             588                   319,954
 March        4,080       $36.00           4,080                   315,874
 Totals       4,974       $36.00           4,974                       n/a

     The Company publicly announced on August 14, 2003, that it would repurchase up to 10% of its outstanding equity stock at that time, which equated to a total of 324,000 common shares available for repurchase. As of January 1, 2005, this plan was renewed, by public announcement, making up to 10% of the Company's outstanding equity stock at that time, which equates to a total of 320,848 common shares, available for repurchase in 2005. There is no expiration date for this program. No other stock repurchase plan or program existed or exists simultaneously, nor has any other plan or program expired during the period covered by this table. Common shares repurchased under this plan are retired.


Item 3   Defaults Upon Senior Securities
         Not applicable

Item 4   Submission of Matters to a Vote of Security Holders
         There were no matters submitted to security holders for a vote during the quarter ended March 31, 2005.

Item 5   Other information
         Not applicable.

Item 6   Exhibits and Reports on Form 8-K
        a) Exhibits
          2. Proxy Statement dated March 15, 2005, is incorporated by reference.
          31. Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are presented on pages 14 and 15, respectively.
          32. Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is presented on page 16.
       b) Reports on Form 8-K
          There were no reports on Form 8-K filed for the quarter ended
          March 31, 2005.

Exhibit 31
Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Reese F. Cropper, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Calvin B. Taylor Bankshares, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and
      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              Calvin B. Taylor Bankshares, Inc.


Date:  May 5, 2005_______                  By:/s/  Reese F. Cropper, Jr.
                                              Reese F. Cropper, Jr.
                                              Chairman & Chief Executive Officer
                                              (Principal Executive Officer)

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

                                              Calvin B. Taylor Bankshares, Inc.


Date:  May 5, 2005_______                  By:/s/  Jennifer G. Hawkins
                                              Jennifer G. Hawkins
                                              Treasurer
                                              (Principal Financial Officer)

Exhibit 32
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

     We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2005 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                                              Calvin B. Taylor Bankshares, Inc.


Date:  May 5, 2005_______                  By:/s/  Reese F. Cropper, Jr.
                                              Reese F. Cropper, Jr.
                                              Chairman & Chief Executive Officer
                                              (Principal Executive Officer)



Date:  May 5, 2005_______                  By:/s/  Jennifer G. Hawkins
                                              Jennifer G. Hawkins
                                              Treasurer
                                              (Principal Financial Officer)

SIGNATURES

     Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              Calvin B. Taylor Bankshares, Inc.




Date:   May 5, 2005_______                 By:/s/  Reese F. Cropper, Jr.
                                              Reese F. Cropper, Jr.
                                              Chairman & Chief Executive Officer
                                              (Principal Executive Officer)


Date:  May 5, 2005_______                  By:/s/  Jennifer G. Hawkins
                                              Jennifer G. Hawkins
                                              Treasurer
                                              (Principal Financial Officer)