Form 10-Q
period 2005-06-30
TAYLOR CALVIN B BANKSHARES INC
filed 2005-08-08
CIK 1003986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13(a) OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2005

Commission File Number:  000-50047

CALVIN B. TAYLOR BANKSHARES, INC.

I.R.S. Employer Identification No.: 52-1948274
State of incorporation: Maryland

Address of principal executive offices: 24 North Main Street, Berlin,
  Maryland 21811
Issuer's telephone number: (410) 641-1700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13(a) or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   YES    X  	NO

Indicate by check mark whether the registrant is an accelerated filer as defined
in Rule 12b-2 of the Exchange Act.   YES    X  	NO

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:	The registrant had 3,187,656
shares of common stock ($1.00 par) outstanding as of July 31, 2005.

Page 1


Calvin B. Taylor Bankshares, Inc. and Subsidiary
Form 10-Q
Index


Part I- Financial Information                                      Page

Item 1  Consolidated Financial Statements
        Consolidated Balance Sheets                                  3
        Consolidated Statements of Income                            4-5
        Consolidated Statements of Cash Flows                        6-7
        Notes to Consolidated Financial Statements                   8

Item 2  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         9-12

Item 3  Quantitative and Qualitative Disclosures About Market Risks  12-13

Item 4  Controls and Procedures                                      13

Part II-Other Information

Item 1  Legal Proceedings                                            14
Item 2  Changes in Securities and Use of Proceeds                    14
Item 3  Defaults Upon Senior Securities                              14
Item 4  Submission of Matters to a Vote of Security Holders          14
Item 5  Other Information                                            14
Item 6  Exhibits and Reports on Form 8-K                             14-17

Signatures                                                           18

Page 2



Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part I - Financial Information
Consolidated Balance Sheets

                                             (unaudited)
                                              June 30,          December 31,
                                                2005               2004
Assets
Cash and due from banks                      $  18,594,369     $  21,901,546
Federal funds sold                              41,059,122        32,692,233
Interest-bearing deposits                        2,150,017         2,161,496
Investment securities available for sale         6,557,865         5,921,287
Investment securities held to maturity
  (approximate fair value of $138,275,900
   and $155,107,700)                           139,321,506       156,029,445
Loans, less allowance for loan losses
  of $2,192,258 and $2,177,926                 189,264,687       161,510,157
Premises and equipment                           6,748,319         6,891,238
Accrued interest receivable                      1,543,755         1,415,775
Computer software                                  296,437           322,209
Bank owned life insurance                        4,290,242         4,214,806
Other assets                                        72,622           272,790
                                             $ 409,898,941     $ 393,332,982

Liabilities and Stockholders' Equity
Deposits
  Noninterest-bearing                        $  86,759,752     $  78,542,414
  Interest-bearing                             245,863,324       241,229,944
                                               332,623,076       319,772,358
Securities sold under agreements to repurchase   6,801,447         5,933,466
Accrued interest payable                           114,498           116,502
Note payable                                       152,266           162,161
Deferred income taxes                              730,971           549,070
Other liabilities                                   31,229           101,857
                                               340,453,487       326,635,414
Stockholders' equity
  Common stock, par value $1 per share
   authorized 10,000,000 shares, issued and
   outstanding 3,187,656 shares at June 30,2005
   and 3,208,478 shares at December 31, 2004     3,187,656         3,208,478
  Additional paid in capital                    15,458,235        16,187,005
  Retained earnings                             49,105,752        45,917,427
                                                67,751,643        65,312,910
  Accumulated other comprehensive income         1,693,811         1,384,658
                                                69,445,454        66,697,568
                                             $ 409,898,941     $ 393,332,982
See accompanying Notes to Consolidated Financial Statements
Page 3

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)

                                            For the three months ended June 30,
                                                2005               2004

Interest and dividend revenue
  Loans, including fees                      $   3,204,198      $   2,906,603
  U.S. Treasury and government agency
   securities                                      764,872            662,180
  State and municipal securities                    71,951             66,339
  Federal funds sold                               225,819             80,821
  Interest-bearing deposits                         12,701             11,444
  Equity securities                                 10,204              6,146
    Total interest and dividend revenue          4,289,745          3,733,533

Interest expense
  Deposits                                         383,715            379,891
  Borrowings                                         5,219              4,330
    Total interest expense                         388,934            384,221

    Net interest income                          3,900,811          3,349,312

Provision for loan losses                              -                  -
  Net interest income after
    provision for loan losses                    3,900,811          3,349,312

Noninterest revenue
  Service charges on deposit accounts              266,598            269,269
  ATM and debit card revenue                       110,689             81,048
  Miscellaneous revenue                             95,421            115,911
    Total noninterest revenue                      472,708            466,228

Noninterest expenses
  Salaries                                         766,409            759,793
  Employee benefits                                200,184            168,735
  Occupancy                                        152,598            144,098
  Furniture and equipment                          126,753            153,696
  Other operating                                  504,710            478,125
    Total noninterest expenses                   1,750,654          1,704,447

    Income before income taxes                   2,622,865          2,111,093
Income taxes                                       935,000            740,000

Net income                                   $   1,687,865      $   1,371,093

Earnings per common share                    $        0.53      $        0.43

See accompanying Notes to Consolidated Financial Statements
Page 4


Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
(Continued)

                                            For the six months ended June 30,
                                                2005               2004

Interest and dividend revenue
  Loans, including fees                      $   6,087,427      $   5,812,630
  U.S. Treasury and government agency
    securities                                   1,535,965          1,335,728
  State and municipal securities                   144,978            126,508
  Federal funds sold                               406,003            153,362
  Interest-bearing deposits                         24,863             23,514
  Equity securities                                 31,660             24,913
    Total interest and dividend revenue          8,230,896          7,476,655

Interest expense
  Deposits                                         740,310            778,455
  Borrowings                                         9,638              8,303
    Total interest expense                         749,948            786,758

    Net interest income                          7,480,948          6,689,897

Provision for loan losses                              -                  -
    Net interest income after
      provision for loan losses                  7,480,948          6,689,897

Noninterest revenue
  Service charges on deposit accounts              522,196            521,490
  ATM and debit card revenue                       186,861            146,739
  Miscellaneous revenue                            193,312            217,383
    Total noninterest revenue                      902,369            885,612

Noninterest expenses
  Salaries                                       1,532,588          1,533,724
  Employee benefits                                383,211            371,965
  Occupancy                                        316,495            288,931
  Furniture and equipment                          248,464            280,946
  Other operating                                  952,235            911,066
    Total noninterest expenses                   3,432,993          3,386,632

    Income before income taxes                   4,950,324          4,188,877

Income taxes                                     1,762,000          1,475,000

Net income                                   $   3,188,324      $   2,713,877

Earnings per common share                    $        1.00      $        0.84

See accompanying Notes to Consolidated Financial Statements
Page 5


Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)


                                            For the six months ended June 30,
                                                2005               2004
Cash flows from operating activities
  Interest received                          $   8,036,145      $   7,461,114
  Fees and commissions received                    901,216            914,244
  Interest paid                                   (751,952)          (807,810)
  Cash paid to suppliers and employees          (3,085,257)        (3,032,817)
  Income taxes paid                             (1,730,920)        (1,696,328)
                                                 3,369,232          2,838,403
Cash flows from investing activities
  Certificates of deposit purchased,
    net of maturities                               (1,000)                (3)
  Purchase of investments available for sale      (145,379)           (99,004)
  Proceeds from maturities of investments
    held to maturity                            44,845,000         54,450,084
  Purchase of investments held to maturity     (28,070,433)       (52,057,988)
  Loans made, net of principal collected       (27,754,530)          (854,089)
  Purchases of and deposit on premises,
    equipment, and computer software              (154,869)          (243,441)
                                               (11,281,211)         1,195,559

Cash flows from financing activities
  Net increase (decrease) in
    Time deposits                               (7,697,384)        (6,821,176)
    Other deposits                              20,548,102         11,617,799
    Securities sold under agreements
      to repurchase                                867,981          1,453,519
  Payment on note payable                           (9,895)            (9,321)
  Common shares repurchased                       (749,592)          (259,848)
                                                12,959,212           5,980,973

Net increase (decrease) in cash and
  cash equivalents                               5,047,233          10,014,935
Cash and cash equivalents at beginning
  of period                                     54,623,503          50,158,779
Cash and cash equivalents at end of period   $  59,670,736       $  60,173,714

Page 6



Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)


                                            For the six months ended June 30,
                                                2005               2004
Reconciliation of net income to net cash
  provided by operating activities
  Net income                                 $   3,188,324      $   2,713,877
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation and amortization                  323,560            326,500
    Amortization of premiums and accretion
      of discount, net                             (66,772)              (927)
    (Gain) loss on disposition of assets               -               12,815
    Decrease (increase) in
      Accrued interest receivable                 (127,980)           (14,614)
      Cash surrender value of bank owned
        life insurance                             (75,436)           (81,185)
      Other assets                                 200,168             11,324
    Increase (decrease) in
      Accrued interest payable                      (2,004)           (21,052)
      Other liabilities                            (70,628)          (108,335)
                                             $   3,369,232      $   2,838,403

  Composition of cash and cash equivalents
    Cash and due from banks                  $  18,594,369      $  18,110,361
    Federal funds sold                          41,059,122         42,050,901
    Interest-bearing deposits, except
      for time deposits                             17,245             12,452
                                             $  59,670,736      $  60,173,714





See accompanying Notes to Consolidated Financial Statements
Page 7


Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Financial Statements (Unaudited)


1.   Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been made. These adjustments are of a normal recurring nature. Results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the audited consolidated financial statements and related footnotes for the Registrant's year ended December 31, 2004.
     Consolidation has resulted in the elimination of all significant inter-company accounts and transactions.

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

Per share data
     Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding for the period, as follows:

                                                   2005               2004
     Three months ended June 30                  3,196,432          3,222,311
     Six months ended June 30                    3,201,817          3,224,838

2.   Comprehensive Income

     Comprehensive income consists of:

                                                  Six months ended June 30,
                                                   2005               2004

Net income                                    $  3,188,324       $  2,713,877
Unrealized gain (loss) on investment
  securities available for sale, net of
  income taxes                                     309,154            (91,341)
Comprehensive income                          $  3,497,478       $  2,622,536

3.   Loan commitments

     Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Outstanding loan commitments and letters of credit consist of:

                                                          June 30,
                                                   2005               2004

Loan commitments                              $ 36,185,825       $ 29,012,919
Standby letters of credit                     $  1,608,631       $  2,809,485

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

Financial Condition

     Total assets of the Company increased $16.6 million from December 31, 2004 to June 30, 2005. Combined deposits and customer repurchase agreements increased $13.7 million during the same period. During the second quarter of the year, the Bank typically experiences a growth in deposits from seasonal business customers, summer residents and tourists.

     During the first six months of 2005, the Bank's gross loan portfolio has increased $27.8 million. Funding for these loans was provided by growth in deposits and a reduction of the investment portfolio. This increase in loans does not negatively impact the Company's ability to meet liquidity demands.

     Historically, the Company has low loan charge-offs. Based on a review of the consolidated loan portfolio, the Company determined that an allowance of 1.14% of gross loans was adequate as of June 30, 2005. At December 31, 2004, the allowance was 1.33% of gross loans. At June 30, 2005, loans delinquent ninety days or more totaled $562,768 or .29% of the portfolio. At
December 31, 2004, loans delinquent ninety days or more totaled $391,676 or ..24% of the portfolio. There were no non-accruing loans as of June 30, 2005 or December 31, 2004.

     The Company makes loans to customers located primarily in the Delmarva region. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

Liquidity

     The Company's major sources of liquidity are loan repayments, maturities of short-term investments including federal funds sold, and increases in core deposits. Throughout the first quarter of the year, when the Bank typically experiences a decline in deposits, federal funds sold and investment securities are primary sources of liquidity. During the second quarter of the year, additional sources of liquidity become more readily available as business borrowers accelerate repayment of loans, and the Bank receives seasonal deposits. Throughout the second and third quarters the Bank maintains a high liquidity level. Funds from seasonal deposits are generally invested in short-term U.S. Treasury Bills and overnight federal funds. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 61.24% for the second quarter of 2005 compared to 65.11% for the first quarter of 2005 and 65.41% for the second quarter of 2004. This decrease in liquidity is primarily due to the growth of the loan portfolio and the resultant reduction of the investment portfolio.

Results of Operations

     Net income for the three months ended June 30, 2005, was $1,687,865 or $.53 per share, compared to $1,371,093 or $.43 per share for the second quarter of 2004. This represents an increase of $316,772 or 23.1% from the prior year. Year to date net income has increased $474,447 or $.16 per share to $3,188,324 or $1.00 per share in 2005 from $2,713,877 or $.84 per share in 2004. The key components of net income are discussed in the following paragraphs.

     For the first six months of 2005 compared to 2004, net interest income increased $791,051. Net interest income increased $551,499 in the 2nd quarter of 2005 compared to the 2nd quarter of 2004. The yield on interest earning assets increased by 52 basis points from 4.26% for 2nd quarter 2004 to 4.78% in 2005, while the quarterly yield on interest-bearing liabilities remained at .64% for both years. These increases are attributable to growth in the loan portfolio and the rise of market rates that began in mid-2004. The Company's overnight investment in federal funds sold has repriced with the market, while short-term debt securities are repricing more slowly. The Company's Management has implemented gradual increases to deposit rates.

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

     No provision for loan losses was charged to expense during the first six months of 2005 or 2004. Net loans charged-off (recovered) were ($14,332) during the first half of 2005 versus ($3,429) in the same period in 2004.

     For the quarter ended June 30, 2005, noninterest revenue exceeds last year by $6,480 primarily due to increased usage of VISA debit cards. For the first six months of 2005, noninterest revenue exceeds last year by $16,757 also due, primarily, to increased usage of VISA debit cards.

     For the first six months of 2005, the noninterest expense variance of $46,361 over 2004, includes an increase in salaries and employee benefits of $10,110. For the 2nd quarter of 2005, the noninterest expense variance of $46,207 over 2nd quarter 2004, includes a $38,065 increase in salaries and benefits which relates to the timing of cash basis monthly payments for group insurance. Stability of personnel costs is, in part, attributable to Management implementing a strategy to reduce the number of year-round staff and employ more seasonal employees in the summer when the local resorts bring increased activity to branches. The Bank employed 98 full time equivalent employees as of June 30, 2005. The Bank hires seasonal employees during the summer. The Company has no employees other than those hired by the Bank.

     For the quarter ended June 30,2005, income taxes are $195,000 higher than the same quarter last year, on a pre-tax income increase of $511,722. For the first six months of 2005, income taxes are $287,000 higher than last year, on a pre-tax income increase of $761,447.

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

Capital Resources and Adequacy

     Total stockholders' equity increased $2,747,886 from December 31, 2004 to June 30, 2005. This increase is attributable to comprehensive income recorded during the period, as detailed in Note 2 of the Notes to Financial Statements, reduced by $749,592 used to repurchase and retire 20,822 shares of the Company's common stock. Stock repurchases were at a price of $36.00 per share.

     Under the capital guidelines of the Federal Reserve Board and the FDIC, the Company and Bank are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of stockholders' equity less accumulated other comprehensive income.
In addition, the Company and the Bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 4%, but this minimum ratio is increased by 100-200 basis points for other than the highest-rated institutions.

     Tier one risk-based capital ratios of the Company as of June 30, 2005 and December 31, 2004 were 36.9% and 41.7%, respectively. Both are substantially in excess of regulatory minimum requirements.


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

     At June 30, 2005, the Company's interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 16.05%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.

Item 4.  Controls and procedures

     Disclosure Controls and procedures are designed and maintained by the Company to ensure that information required to be disclosed in the Company's publicly filed reports is recorded, processed, summarized and reported in a timely manner. Such information must be available to management, including the Chief Executive Officer (CEO) and Treasurer, to allow them to make timely decisions about required disclosures. Even a well-designed and maintained control system can provide only reasonable, not absolute, assurance that its objectives are achieved. Inherent limitations in any system of controls include flawed judgment, errors, omissions, or intentional circumvention of controls.

     The Company's management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Company's management, including the CEO and Treasurer, has concluded that the Company's disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

Changes in Internal Controls
     During the quarter ended on the date of this report, there were no significant changes in the Company's internal control over financial reporting that have had or are reasonably likely to have a material affect on the Company's internal control over financial reporting. As of June 30, 2005, the Company's management, including the CEO and Treasurer, has concluded that the Company's internal controls over financial reporting are effective.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part II. Other Information


Item 1   Legal Proceedings
         Not applicable

Item 2   Changes in Securities and Use of Proceeds
         (c) The following table presents information about the Company's repurchase of its equity securities during the calendar quarter ended on the date of this Form 10-Q.

	                             (c ) Total number       (d) Maximum Number
           (a) Total    (b) Average   of Shares Purchased     of Shares that may
            Number       Price Paid   as Part of a Publicly   yet be Purchased
 Period     of Shares    per Share    Announced Program       Under the Program
 April         648         $36.00           648                    315,226
 May        15,000         $36.00        15,000                    300,226
 June          200         $36.00           200                    300,026
 Totals     15,848         $36.00        15,848

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

Item 3   Defaults Upon Senior Securities
               Not applicable

Item 4   Submission of Matters to a Vote of Security Holders
         The Company held its annual meeting on May 11, 2005, during which the items detailed in the proxy statement dated March 15, 2005, were approved. This includes the reelection of the Board of Directors.

Item 5   Other information
         Not applicable.

Item 6   Exhibits and Reports on Form 8-K
         a)  Exhibits
             2. Proxy Statement dated March 15, 2005, is incorporated by reference.
             31. Certifications of Principal Executive Officer and Principal
                 Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are presented on pages 15 and 16, respectively.
             32. Certification of Principal Executive Officer and Principal
                 Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is presented on page 17.
         b)  Reports on Form 8-K
             There were no reports on Form 8-K filed for the quarter ended
             June 30, 2005.

Exhibit 31.1
Certification - Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Reese F. Cropper, Jr., certify that:
1. I have reviewed this quarterly report on Form 10-Q of Calvin B. Taylor Bankshares, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:
     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the most recent fiscal quarter that has or is reasonably likely to materially affect the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                              Calvin B. Taylor Bankshares, Inc.

Date:  August 5, 2005_______                  By:/s/  Reese F. Cropper, Jr.
                                              Reese F. Cropper, Jr.
                                              Chairman & Chief Executive Officer

Exhibit 31.2
Certification - Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jennifer G. Hawkins, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Calvin B. Taylor Bankshares, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:
     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the most recent fiscal quarter that has or is reasonably likely to materially affect the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                              Calvin B. Taylor Bankshares, Inc.


Date:  August 5, 2005_______                  By:/s/  Jennifer G. Hawkins
                                              Jennifer G. Hawkins
                                              Treasurer
                                              (Principal Financial Officer)

Exhibit 32 - Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

     We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended June 30, 2005 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                                              Calvin B. Taylor Bankshares, Inc.


Date:  August 5, 2005_______                  By:/s/  Reese F. Cropper, Jr.
                                              Reese F. Cropper, Jr.
                                              Chairman & Chief Executive Officer




Date:  August 5, 2005_______                  By:/s/  Jennifer G. Hawkins
                                              Jennifer G. Hawkins
                                              Treasurer
                                              (Principal Financial Officer)

SIGNATURES

     Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              Calvin B. Taylor Bankshares, Inc.




Date:  August 5, 2005_______                  By:/s/  Reese F. Cropper, Jr.
                                              Reese F. Cropper, Jr.
                                              Chairman & Chief Executive Officer



Date:  August 5, 2005_______                  By:/s/  Jennifer G. Hawkins
                                              Jennifer G. Hawkins
                                              Treasurer
                                              (Principal Financial Officer)