Form 10-Q
period 2005-09-30
TAYLOR CALVIN B BANKSHARES INC
filed 2005-11-04
CIK 1003986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

Commission File Number:  000-50047

CALVIN B. TAYLOR BANKSHARES, INC.

I.R.S. Employer Identification No.: 52-1948274
State of incorporation: Maryland

Address of principal executive offices: 24 North Main Street, Berlin,
  Maryland 21811
Issuer's telephone number: (410) 641-1700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   YES    X     NO _____

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   YES    X    NO _____

Indicate by check mark if the registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).     YES ____   NO   X

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:	The registrant had 3,187,656
shares of common stock ($1.00 par) outstanding as of October 31, 2005.

Page 1


Calvin B. Taylor Bankshares, Inc. and Subsidiary
Form 10-Q
Index


Part I- Financial Information                                      Page

Item 1  Consolidated Financial Statements
        Consolidated Balance Sheets                                  3
        Consolidated Statements of Income                            4-5
        Consolidated Statements of Cash Flows                        6-7
        Notes to Consolidated Financial Statements                   8

Item 2  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         9-12

Item 3  Quantitative and Qualitative Disclosures About Market Risks  13

Item 4  Controls and Procedures                                      13

Part II-Other Information

Item 1  Legal Proceedings                                            14
Item 2  Changes in Securities and Use of Proceeds                    14
Item 3  Defaults Upon Senior Securities                              14
Item 4  Submission of Matters to a Vote of Security Holders          14
Item 5  Other Information                                            14
Item 6  Exhibits                                                     14-17

Signatures                                                           18

Page 2


Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part I - Financial Information
Consolidated Balance Sheets

                                             (unaudited)
                                           September 30,         December 31,
                                                2005                2004
Assets
Cash and due from banks                      $  24,123,033      $  21,901,546
Federal funds sold                              33,915,275         32,692,233
Interest-bearing deposits                        2,176,750          2,161,496
Investment securities available for sale         6,530,952          5,921,287
Investment securities held to maturity
  (approximate fair value of $134,813,100
   and $155,107,698)                           136,063,697        156,029,445
Loans, less allowance for loan losses
  of $2,193,108 and $2,177,926                 195,943,991        161,510,157
Premises and equipment                           6,691,963          6,891,238
Accrued interest receivable                      1,598,148          1,415,775
Computer software                                  245,177            322,209
Bank owned life insurance                        4,328,492          4,214,806
Other assets                                       235,876            272,790
                                             $ 411,853,354      $ 393,332,982

Liabilities and Stockholders' Equity
Deposits
  Noninterest-bearing                        $  93,782,099      $  78,542,414
  Interest-bearing                             238,129,545        241,229,944
                                               331,911,644        319,772,358
Securities sold under agreements to repurchase   7,477,165          5,933,466
Accrued interest payable                           145,666            116,502
Note payable                                       147,205            162,161
Deferred income taxes                              725,531            549,070
Other liabilities                                  116,864            101,857
                                               340,524,075        326,635,414
Stockholders' equity
  Common stock, par value $1 per share
   authorized 10,000,000 shares,
   issued and outstanding
   3,187,656 shares at September 30, 2005, and
   3,208,478 shares at December 31, 2004         3,187,656          3,208,478
  Additional paid in capital                    15,458,235         16,187,005
  Retained earnings                             51,011,122         45,917,427
                                                69,657,013         65,312,910
  Accumulated other comprehensive income         1,672,266          1,384,658
                                                71,329,279         66,697,568
                                             $ 411,853,354      $ 393,332,982
See accompanying Notes to Consolidated Financial Statements
Page 3

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)

                                                For the three months ended
                                                       September 30
                                                2005               2004
Interest and dividend revenue
  Loans, including fees                      $   3,315,873      $   2,840,008
  U.S. Treasury and government agency
   securities                                      871,838            708,673
  State and municipal securities                    66,927             72,835
  Federal funds sold                               378,846            177,937
  Interest-bearing deposits                         14,766             11,595
  Equity securities                                  8,316              9,195
    Total interest and dividend revenue          4,656,566          3,820,243

Interest expense
  Deposits                                         448,726            377,714
  Borrowings                                        10,125              5,047
    Total interest expense                         458,851            382,761
    Net interest income                          4,197,715          3,437,482

Provision for loan losses                              -                  -
    Net interest income after
      provision for loan losses                  4,197,715          3,437,482

Noninterest revenue
  Service charges on deposit accounts              262,392            265,332
  ATM and debit card revenue                       137,509             94,575
  Miscellaneous revenue                             59,391             77,207
    Total noninterest revenue                      459,292            437,114

Noninterest expenses
  Salaries                                         768,349            751,872
  Employee benefits                                170,344            163,555
  Occupancy                                        156,146            144,916
  Furniture and equipment                          147,460            141,103
  Other operating                                  464,337            435,186
    Total noninterest expenses                   1,706,636          1,636,632

    Income before income taxes                   2,950,371          2,237,964
Income taxes                                     1,045,000            790,000

Net income                                   $   1,905,371      $   1,447,964

Earnings per common share                    $        0.60      $        0.45

See accompanying Notes to Consolidated Financial Statements
Page 4


Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
(Continued)

                                                For the nine months ended
                                                       September 30
                                                2005               2004

Interest and dividend revenue
  Loans, including fees                      $   9,403,300      $   8,652,638
  U.S. Treasury and government agency
   securities                                    2,407,803          2,044,401
  State and municipal securities                   211,905            199,343
  Federal funds sold                               784,849            331,299
  Interest-bearing deposits                         39,629             35,109
  Equity securities                                 39,976             34,108
    Total interest and dividend revenue         12,887,462         11,296,898
Interest expense
  Deposits                                       1,189,036          1,156,169
  Borrowings                                        19,763             13,350
    Total interest expense                       1,208,799          1,169,519

    Net interest income                         11,678,663         10,127,379

Provision for loan losses                              -                  -
    Net interest income after
      provision for loan losses                 11,678,663         10,127,379

Noninterest revenue
  Service charges on deposit accounts              784,588            786,822
  ATM and debit card revenue                       324,370            241,314
  Miscellaneous revenue                            252,703            294,590
    Total noninterest revenue                    1,361,661          1,322,726

Noninterest expenses
  Salaries                                       2,300,937          2,285,596
  Employee benefits                                553,555            535,520
  Occupancy                                        472,641            433,847
  Furniture and equipment                          395,924            422,049
  Other operating                                1,416,572          1,346,252
    Total noninterest expenses                   5,139,629          5,023,264

    Income before income taxes                   7,900,695          6,426,841
Income taxes                                     2,807,000          2,265,000

Net income                                   $   5,093,695      $   4,161,841

Earnings per common share                    $        1.59      $        1.29

See accompanying Notes to Consolidated Financial Statements
Page 5


Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)

                                                For the nine months ended
                                                       September 30
                                                2005               2004

Cash flows from operating activities
  Interest received                          $  12,536,294      $  11,288,221
  Fees and commissions received                  1,322,259          1,327,427
  Interest paid                                 (1,179,635)        (1,189,360)
  Cash paid to suppliers and employees          (4,783,172)        (4,657,504)
  Income taxes paid                             (2,690,920)        (2,290,678)
                                                 5,204,826          4,478,106

Cash flows from investing activities
  Certificates of deposit purchased,
    net of maturities                               (1,864)                (3)
  Purchase of investments available for sale      (145,379)          (164,504)
  Proceeds from maturities of investments
    held to maturity                            65,215,000         77,740,084
  Purchase of investments held to maturity     (45,080,673)       (86,908,942)
  Loans made, net of principal collected       (34,433,834)         3,954,014
  Purchases of and deposits on premises,
    equipment, and computer software              (218,595)          (287,086)
                                               (14,665,345)        (5,666,437)

Cash flows from financing activities
  Net increase (decrease) in
    Time deposits                               (6,464,506)         (6,759,292)
    Other deposits                              18,603,792          26,533,917
    Securities sold under agreements
      to repurchase                              1,543,699           2,256,148
  Payment on note payable                          (14,956)            (14,088)
  Common stock repurchased                        (749,592)           (590,688)
                                                12,918,437          21,425,997

Net increase in cash and cash equivalents        3,457,918          20,237,666
Cash and equivalents at beginning of period     54,623,503          50,158,779
Cash and equivalents at end of period        $  58,081,421       $  70,396,445


Page 6


Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)


                                                For the nine months ended
                                                       September 30
                                                2005               2004

Reconciliation of net income to
  net cash provided by operating activities
  Net income                                 $   5,093,695      $   4,161,841
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation and amortization                  492,740            491,434
    Amortization of premiums and accretion
      of discounts, net                           (168,795)           (38,048)
    (Gain) loss on disposition of assets             2,162             12,899
    Decrease (increase) in
      Accrued interest receivable                 (182,373)            28,812
      Cash surrender value of bank owned
       life insurance                             (113,686)          (121,327)
      Other assets                                  36,914             61,388
    Increase (decrease) in
      Accrued interest payable                      29,164            (19,841)
      Other liabilities                             15,005            (99,052)
                                             $   5,204,826      $   4,478,106

  Composition of cash and cash equivalents
    Cash and due from banks                  $  24,123,033      $  22,363,881
    Federal funds sold                          33,915,275         47,816,193
    Interest-bearing deposits, except
      for time deposits                             43,113            216,371
                                             $  58,081,421      $  70,396,445




See accompanying Notes to Consolidated Financial Statements
Page 7


Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

1.   Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been made. These adjustments are of a normal recurring nature. Results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the audited consolidated financial statements and related footnotes for the Company's year ended December 31, 2004.
     Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

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

     Per share data
     Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding for the period, as follows:


                                                   2005               2004
     Three months ended September 30             3,187,656          3,216,586
     Nine months ended September 30              3,197,045          3,222,068


2.   Comprehensive Income
     Comprehensive income consists of:

                                                 For the nine months ended
                                                        September 30,
                                                   2005               2004

Net income                                    $  5,093,695       $  4,161,841
Unrealized gain on investment securities
  available for sale, net of income taxes          287,608            123,966
Comprehensive income                          $  5,381,303       $  4,285,807

3.   Loan commitments

     Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Outstanding loan commitments and letters of credit consist of:

                                                        September 30,
                                                   2005               2004

Loan commitments                              $ 36,501,237       $ 28,387,145
Standby letters of credit                     $  1,277,488       $  1,843,425


Page 8



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

Financial Condition

     Total assets of the Company increased $18.5 million from December 31, 2004 to September 30, 2005. Combined deposits and customer repurchase agreements increased $13.7 million during the same period. During the first quarter of the Page 9 year, the Bank typically experiences a decline in deposits since business customers are using their deposits to meet cash flow needs. Generally, this situation reverses late in the second quarter of the year as the Bank receives deposits from seasonal business customers, summer residents and tourists. The seasonal influx of deposits in the third quarter results in an increase in asset size.

     During the first nine months of 2005, the Bank's gross loan portfolio increased $34.4 million. As the historically low interest rate market of the past few years begins to reverse, the Bank's fixed rate loans have become more competitive.

     Historically, the Company has low loan charge-offs. Based on a review of the consolidated loan portfolio, the Company determined that an allowance of 1.11% of gross loans was adequate as of September 30, 2005. At December 31, 2004, the allowance was 1.33% of gross loans. At September 30, 2005, there were no non-accruing loans, and loans delinquent ninety days or more, and still accruing interest, totaled $54,102 or .03% of the portfolio. There were no non-accruing loans as of December 31, 2004, and loans delinquent ninety days or more totaled $391,676 or .24% of the portfolio.

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

     Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 62.48% for the third quarter of 2005 compared to 69.85% for the third quarter of 2004. This decrease in liquidity is primarily due to growth in the loan portfolio, which has been funded by a decrease in investment securities. This shift in earning assets is considered to be favorable to earnings, as average loan rates are higher than average rates on the investment portfolio.

Results of Operations

     Year to date net income increased $931,854 or $.30 per share from $4,161,841 or $1.29 per share in 2004 to $5,093,695 or $1.59 per share in 2005.
Net income for the three months ended September 30, 2004, was $1,447,964 or $.45 per share, compared to $1,905,371 or $.60 per share for the third quarter of 2005. This represents an increase of $457,407 or 31.6% from the prior year.
The key components of net income are discussed in the following paragraphs.

     For the first nine months of 2005 compared to 2004, net interest income increased $1,551,284. Net interest income increased $760,233 in the 3rd quarter of 2005 compared to the 3rd quarter of 2004. Increasing rates paid on federal Page 10 funds sold and investment securities, coupled with consistent yields on higher loan balances have increased interest revenues. On the liability side, management has repriced time deposit rates to retain core deposits.

     The yield on interest earning assets increased by 86 basis points from 4.02% for 3rd quarter 2004 to 4.88% in 2005. During this same period, the yield on interest bearing liabilities increased by 12 basis points from .62% to .74%. Management expects to see gradual upward repricing of all earnings assets and liabilities as the current market rate trend continues.

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

     No provision for loan losses was charged to expense during the first three quarters of 2005 or 2004. Net loans charged-off (recovered) were $2,393 during the first nine months of 2004, versus ($15,182) during the same period in 2005.

     Noninterest revenue, including service charges on deposit accounts, increased $22,178 from third quarter 2004 to third quarter 2005. For the year to date, noninterest revenue has increased $38,935. Increases for the quarter and year-to-date are primarily due to increased customer use of ATM and debit cards.

     Salaries were up slightly in both the third quarter and the year-to date of 2005 versus 2004. Throughout the year, the Bank has made an effort to streamline the employee roster, increasing production per employee. Employee benefit costs for these same periods are up only slightly with no individually notable variances.

     The Bank, which hires seasonal employees during the summer, employed 96 full time equivalent employees as of September 30, 2005. The Company has no employees other than those hired by the Bank.

     The Company's occupancy expense increased $11,230 from third quarter 2004 to third quarter 2005. For the year to date, occupancy expense has increased $38,794. About half of this increase is caused by accounting reclassification of building insurance previously reported in other operating expenses.

     Third quarter income taxes are $255,000 more than last year, on a pre-tax income increase of $712,406. Year-to-date income taxes are $542,000 more than last year, on a pre-tax income increase of $1,473,853. These increases reflect the Company's effective tax rate of approximately 35.8%.

Plans of Operation

     The Bank offers a full range of deposit services including checking, NOW, Money Market, and savings accounts, and time deposits including certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market areas at rates competitive to those offered in the area. In addition, the Bank offers certain retirement account services, such as
Page 11


Individual Retirements Accounts ("IRAs"). All deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount allowed by law (generally, $100,000 per depositor subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

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

     Other bank services include cash management services, 24-hour ATMs, debit cards, safe deposit boxes, travelers' checks, direct deposit of payroll and social security, and automatic drafts. The Bank offers bank-by-phone and Internet banking services, including electronic bill-payment, to both commercial and retail customers.

Capital Resources and Adequacy

     Total stockholders' equity increased $4,631,711 from December 31, 2004 to September 30, 2005. This increase is attributable to the comprehensive income recorded during the period, as detailed in Note 2 of the Notes to Financial Statements, reduced by $749,592 used to repurchase and retire 20,822 shares of common stock. Stock repurchases were at a price of $36.00 dollars per share.

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

     Tier one risk-based capital ratios of the Company as of September 30, 2005 and December 31, 2004 were 37.0% and 41.7%, respectively. Both are substantially in excess of regulatory minimum requirements.

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

     At September 30, 2005, the Company's interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 22.70%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.


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

     The Company's management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Company's management, including the CEO and Treasurer, has concluded that the Company's disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

Changes in Internal Controls
     During the quarter ended on the date of this report, there were no significant changes in the Company's internal control over financial reporting that have had or are reasonably likely to have a material affect on the Company's internal control over financial reporting. As of September 30, 2005, the Company's management, including the CEO and Treasurer, has concluded that the Company's internal controls over financial reporting are effective.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part II. Other Information


Item 1   Legal Proceedings - Not applicable

Item 2   Changes in Securities and Use of Proceeds
c) The following table presents information about the Company's repurchase of its equity securities during the calendar quarter ended on the date of this Form 10-Q.

                                   (c) Total number       (d) Maximum Number
         (a) Total    (b) Average  of Shares Purchased    of Shares that may
         Number       Price Paid   as Part of a Publicly  yet be Purchased
Period   of Shares    per Share    Announced Program      Under the Program
July         None          N/A               None            300,026
August       None          N/A               None            300,026
September    None          N/A               None            300,026
Totals       None          N/A               None                N/A

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

Item 3  Defaults Upon Senior Securities - Not applicable

Item 4  Submission of Matters to a Vote of Security Holders - Not applicable

Item 5  Other information
        a)  Reports on Form 8-K
            There were no reports on Form 8-K filed for the quarter ended September 30, 2005.

Item 6  Exhibits
        a)  Exhibits
          31. Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are presented on pages 15 and 16, respectively.
          32. Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is presented on page 17.

Exhibit 31.1
Certification - Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Reese F. Cropper, Jr., certify that:
1. I have reviewed this quarterly report on Form 10-Q of Calvin B. Taylor Bankshares, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:
a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the most recent fiscal quarter that has or is reasonably likely to materially affect the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
                                     Calvin B. Taylor Bankshares, Inc.

Date:  November 4, 2005_______       By:/s/  Reese F. Cropper, Jr.
                                        Reese F. Cropper, Jr.
                                        Chairman & Chief Executive Officer

Exhibit 31.2
Certification - Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jennifer G. Hawkins, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Calvin B. Taylor Bankshares, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:
a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the most recent fiscal quarter that has or is reasonably likely to materially affect the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
                                     Calvin B. Taylor Bankshares, Inc.

Date:  November 4, 2005_______       By:/s/  Jennifer G. Hawkins
                                        Jennifer G. Hawkins
                                        Treasurer (Principal Financial Officer)
Page 16


Exhibit 32
Certification - Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2005 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                                     Calvin B. Taylor Bankshares, Inc.

Date:  November 4, 2005_______       By:/s/  Reese F. Cropper, Jr.
                                        Reese F. Cropper, Jr.
                                        Chairman & Chief Executive Officer


Date:  November 4, 2005_______       By:/s/  Jennifer G. Hawkins
                                        Jennifer G. Hawkins
                                        Treasurer (Principal Financial Officer)
Page 17


SIGNATURES

     Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Calvin B. Taylor Bankshares, Inc.

Date:  November 4, 2005_______       By:/s/  Reese F. Cropper, Jr.
                                        Reese F. Cropper, Jr.
                                        Chairman & Chief Executive Officer


Date:  November 4, 2005_______       By:/s/  Jennifer G. Hawkins
                                        Jennifer G. Hawkins
                                        Treasurer (Principal Financial Officer)

Page 18