Form 10-K
period 2005-12-31
TAYLOR CALVIN B BANKSHARES INC
filed 2006-03-10
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934

For the fiscal year ended December 31, 2005

Commission File No. 000-50047

Calvin B. Taylor Bankshares, Inc.
(Exact name of registrant as specified in its Charter)

Maryland   (State of incorporation or organization)
52-1948274 (I.R.S. Employer Identification No.)

24 North Main Street, Berlin, Maryland 21811
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:  (410) 641-1700

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:
Common Stock, par value $1.00 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer,
  as defined in Rule 405 of the Securities Act.     Yes [ X ]     No ____

Indicate by check mark whether the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.     Yes ____     No [ X ]

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
  Act.     Large accelerated filer ____
           Accelerated filer [ X ]
           Non- accelerated filer ____

Indicate by check mark if the registrant is a shell company (as defined in Rule
  12b-2 of the Exchange Act).     Yes ____   No [ X ]


The aggregate market value of the Common Stock, all of which has voting rights, held by non-affiliates of the registrant on December 31, 2005, was $97,956,200. This calculation is based upon the last price known to the registrant at which its Common Stock was sold as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 30, 2005, the last known sale price was $36.25 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

On February 15, 2006, 3,186,956 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Company's Proxy Statement for Annual Meeting of Shareholders to be held on May 17, 2006, is incorporated by reference in this Form 10-K in Part III,
Item 10, Item 11, Item 12, Item 13, and Item 14.


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

Location and Service Area

     The Company, through the Bank, is engaged in a general commercial and retail banking business serving individuals, small- to medium-sized businesses, professional organizations, and governmental units. The Bank operates nine branches located throughout Worcester County, Maryland and one branch located in Sussex County, Delaware. The Bank draws most of its customer deposits and conducts most of its lending transactions within the communities in which these branches are located.
     Much of the Bank's service area is located along the shores of the Atlantic Ocean and has grown as both a resort and a retirement community in recent years. The principal components of the economy are tourism and agriculture. Berlin has a strong component of health-care related businesses. The tourist businesses of Ocean City, Maryland and Bethany, Delaware and the health-care facilities in Berlin, Maryland (including Berlin Nursing Home and Atlantic General Hospital) are among the largest employers in the counties.

Banking Products and Services

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

     The Bank also offers a full range of short- to medium-term commercial and
personal loans.   Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Bank originates commercial and residential mortgage loans and real estate construction and acquisition loans. These lending activities are subject to a variety of lending limits imposed by state and federal law. The Bank lends to directors and officers of the Company and the Bank under terms comparable to those offered to other borrowers entering into similar loan transactions. The Board of Directors approves all loans to officers and directors and reviews these loans every six months.

     Other bank services include cash management services, 24-hour ATM's, debit cards, safe deposit boxes, travelers' checks, direct deposit of payroll and social security funds, and automatic drafts for various accounts. The Bank offers bank-by-phone and Internet banking services, including electronic bill-payment, to both commercial and retail customers. The Bank also offers non-deposit products including retail repurchase agreements and discount brokerage services through a correspondent bank.

Competition

     The Company and the Bank face strong competition in all areas of operations. The competition comes from entities operating in Worcester County, Maryland and Sussex County, Delaware and neighboring counties and includes branches of some of the largest banks in Maryland, Delaware, and Virginia. Its most direct competition for deposits historically has come from other commercial banks, savings banks, savings and loan associations, and credit unions operating in its service areas. The Bank also competes for deposits with money market mutual funds and corporate and government securities. The Bank competes for loans with the same banking entities, as well as mortgage banking companies and other institutional lenders. The competition for loans varies from time to time depending on certain factors. These factors include, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market, and other factors which are not readily predictable.

     The Bank employs traditional marketing media including local newspapers and radio, to attract new customers. Bank officers, directors, and employees are active in numerous community organizations and participate in community-based events. These activities and referrals of satisfied customers result in new business.

Employees

     As of December 31, 2005, the Bank employed 96 full-time equivalent employees. The Company's operations are conducted through the Bank. Consequently, the Company does not have separate employees. None of the employees of the Bank are represented by any collective bargaining unit. The Bank considers its relations with its employees to be good.


SUPERVISION AND REGULATION

     The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following is a summary of certain statutes, rules, and regulations affecting the Company and the Bank. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

     Proposed legislative changes and the policies of various regulatory authorities may affect the operations of the Company and the Bank and those effects may be material. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic controls, or new federal or state legislation may have in the future.


The Company

Bank Holding Company Act of 1956

     The Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956 ( BHCA). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the Bank's activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its Subsidiary, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing and controlling banks as to be a proper incident thereto.

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

     Source of Strength; Cross-Guarantee. Under Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. The Federal Reserve may require a bank holding company to terminate an activity or relinquish control of a nonbank subsidiary if the Federal Reserve determines that such activity or control poses serious risk to the financial soundness or stability of a subsidiary bank. Further, federal bank regulatory authorities have discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. The Bank may be required to indemnify, or cross-guarantee, the FDIC against losses it incurs with respect to any other bank controlled by the Company, which in effect makes the Company's equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary of the Company.

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

     Community Reinvestment Act. The Community Reinvestment Act requires that the Bank shall be evaluated by its primary federal regulator with respect to its record in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with safe and sound operations. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The Bank received a satisfactory rating in its most recent evaluation.

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

     Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state and federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed, or other prohibited bases in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank are also subject to the Right to Financial Privacy Act which imposes a duty to maintain confidentiality of customers' financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Fund Transfers Act as implemented by the Federal Reserve Board's Regulation E which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Deposit Insurance

     The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds are maintained for commercial banks (BIF) and thrifts (SAIF), with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. With BIF at its legally mandated reserve ratio, FDIC has set the premiums for well-capitalized banks at a level of $.00 per $100 of insured deposits. The
BIF insurance assessment rate for the first semiannual assessment period of 2006 is proposed to remain at $.00 to $.27 per $100 in deposits. In addition to the amount paid for deposit insurance, banks are assessed an additional amount to service the interest on the bond obligations of the Financial Corporation (FICO). Any increase in deposit insurance premiums for the Bank will increase the Bank's operating expenses, and there can be no assurance that such costs can be passed on to the Bank's customers.

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

	Current guidelines require bank holding companies and federally regulated banks to maintain a minimum ratio of total capital to risk-based assets equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders' equity before the unrealized gains and losses on securities available for sale, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles, and excludes the allowance for loan losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan losses up to 1.25% of risk-weighted assets. Total capital is the sum of Tier 1 plus Tier 2 capital. The federal bank regulatory authorities have also implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least
100 to 200 basis points.

     FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories for compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2005, the Company and the Bank were qualified as "well capitalized." For further discussions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Capital."

Recent Legislative Developments

     Periodically, the federal and state legislatures consider bills with respect to the regulation of financial institutions. Some of these proposals could significantly change the regulation of banks and the financial services industry. The Company cannot predict if such proposals will be adopted or the affect to the Company.


Item 1B. Unresolved Staff Comments

     The registrant, an accelerated filer, has not received comments from the Commission staff which remain unresolved at the time of this filing.


Item 2. Properties

     The Company has ten branch locations, all of which are owned by the Company or the Bank. The Bank leases the land on which the East Berlin branch is located. The locations are described as follows:


Office                  Location                                    Square Footage
Main Office, Maryland   24 North Main Street, Berlin, Maryland 21811        24,229
East Berlin Office      10524 Old Ocean City Blvd., Berlin, Maryland 21811   1,500
20th Street Office      100 20th Street, Ocean City, Maryland 21842          3,100
Ocean Pines Office      11003 Cathell Road, Berlin, Maryland 21811           2,420
Mid-Ocean City Office   9105 Coastal Highway, Ocean City, Maryland 21842     1,984
North Ocean City Office	14200 Coastal Highway, Ocean City, Maryland 21842    2,545
West Ocean City Office  9923 Golf Course Road, Ocean City, Maryland 21842    2,496
Pocomoke Office	        2140 Old Snow Hill Road, Pocomoke, Maryland 21851    2,624
Snow Hill Office        108 West Market Street, Snow Hill, Maryland 21863    3,773
Ocean View, DE Office   50 Atlantic Avenue, Ocean View, Delaware 19970       4,900

     The Berlin office is the centralized location for the Company and the Bank. Executive offices, loan processing, proof, bookkeeping, and the computer department are housed there. Most branches have a manager who also serves as a loan officer. All offices participate in normal day-to-day banking operations. The Company operates automated teller machines in all branches except the East Berlin office, and at one non-branch location in a local hospital.


Item 3. Legal Proceedings

(a) There are no material pending legal proceedings to which the Company or the Bank or any of their properties are subject.

(b) No proceedings were terminated during the fourth quarter of the fiscal year covered by this report.


Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The Company's Articles of Incorporation, as amended, authorize it to issue up to 10,000,000 shares of common stock.

     As of February 15, 2006 there were approximately 1,016 stockholders of record and 3,186,956 shares of Common Stock issued and outstanding. There is no established public trading market in the stock, and there is no likelihood that a trading market will develop in the near future. Transactions in the common stock are infrequent and are frequently negotiated privately between the persons involved in those transactions.

     All outstanding shares of common stock of the Company are entitled to share equally in dividends from funds legally available, when, as, and if declared by
the Board of Directors.   The Company paid or declared dividends of $2.10 per
share in 2005, $.65 per share in 2004, and $.60 per share in 2003. Included is a special cash dividend of $1.40 per share in 2005, which is not expected to be an annual event.


     The following table presents information about the Company's repurchase of its equity securities during the calendar quarter ended on the date of this Form 10-K.


       (a) Total Number   (b) Average   (c ) Total Number of     (d) Maximum Number of
           of shares         Price Paid    Shares Purchased as     Shares that may yet
                             per Share     Part of a Publicly      be Purchased Under
                                           Announced Program       the Program
Period
  October     -0-              N/A                -0-                  300,026
  November    100           $ 36.00               100                  299,926
  December    -0-              N/A                -0-                  299,926
Totals        100           $ 36.00               100                      N/A

     The Company publicly announced on August 14, 2003, that it would repurchase up to 10% of its outstanding equity stock at that time, which equated to a total of 324,000 common shares available for repurchase. There was no expiration date for this program. No other stock repurchase plan or program existed simultaneously, nor had any other plan or program expired during the period covered by this table. Common shares repurchased under this plan were retired.

     As of January 1, 2005, this plan was renewed, by public announcement, making up to 10% of the Company's outstanding equity stock at that time, which equates to a total of 320,848 common shares, available for repurchase. This renewal continues into 2006. Common shares repurchased under this plan are retired.


Item 6. Selected Financial Data
     The following table presents selected financial data for the five years ended December 31, 2005.

                                         2005      2004      2003      2002      2001
                                      (Dollars in thousands, except for per share data)
At Year End
Total assets                           $ 389,075 $ 393,333 $ 386,486 $ 369,243 $ 336,825
Total deposits                         $ 310,858 $ 319,772 $ 317,946 $ 301,495 $ 274,149
Total loans, net of unearned income
  and allowance for loan losses        $ 204,442 $ 161,510 $ 162,243 $ 161,825 $ 166,502
Total stockholders' equity             $  66,318 $  66,698 $  63,636 $  60,015 $  57,243

For the Year
Net interest income                    $  15,912 $  13,698 $  13,647 $  13,741 $  13,297
Net income                             $   6,798 $   5,613 $   5,540 $   5,754 $   5,414

Per share data
Book value                             $   20.81 $   20.79 $   19.71 $   18.52 $   17.67
Net income                             $    2.13 $    1.74 $    1.71 $    1.78 $    1.67
Cash dividends declared                $    2.10 $     .65 $     .60 $    1.00 $     .37


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes and other statistical information included in this report.

Overview

     Consolidated income of the Company is derived primarily from operations of the Bank. Net income for 2005 was $6,797,638 compared to $5,613,187 for 2004 and $5,540,214 for 2003. The Company had a return on average equity of 10.01% and return on average assets of 1.71% for 2005, compared to returns on average equity of 8.64% and 8.97%, and returns on average assets of 1.42% and 1.45%, for 2004 and 2003, respectively.

Results of Operations

     The Company's net income of $6,797,638, or $2.13 per share, for the year ended December 31, 2005, was an increase of $1,184,451 or 21.10%, from the net income of $5,613,187, or $1.74 per share, for the year ended December 31, 2004. Contributing to this increase was a $2,213,985 (16.16%) increase in net interest income. Noninterest revenue increased $49,577 (2.83%) in 2005 compared to 2004, while noninterest expense increased $351,211 (5.16%) during the same period.

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

     The Company's net income of $1,703,943 or $.53 per share, for the quarter ended December 31, 2005, was an increase of $252,597, or 17.40%, from the net income of $1,451,346 or $.45 per share, for the quarter ended December 31, 2004. Increased net interest income, the primary reason for the increase, was due to growth in the Bank's loan portfolio and higher earnings rates on the Bank's investments. Deposit interest expense increased due to rate increases, but the effect on earnings was ameliorated by a reduction in the volume of time deposits.

     The Company's net income of $1,451,346 or $.45 per share, for the quarter ended December 31, 2004, was an increase of $142,802, or 10.91%, from the net income of $1,308,544 or $.40 per share, for the quarter ended December 31, 2003. Increased net interest income was the primary reason for the increase. As the Bank's time deposits continued to reprice downward, reflecting rate reductions from the previous year, the Bank enjoyed a widening interest spread. At the same time, the bank had seen a shift in interest-bearing deposits from higher rate time deposits to relatively lower rate NOW and Money Market accounts.

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

     The key performance measure for net interest income is the "net margin on interest-earning assets," or net interest income divided by average interest-earning assets. The Company's net interest margin for 2005 on a non-GAAP tax-equivalent basis, was 4.45%, compared to 3.88% and 3.96% for 2004 and 2003, respectively. Because most of the Bank's loans are written with a demand feature, the income of the Bank should not change dramatically as interest rates change. Management of the Company expects to maintain the net margin on interest-earning assets. The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although such expectations are based on management's judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management's expectations cannot be assured.

     The following tables present information including average balances of interest-earning assets and interest-bearing liabilities, the amount of related interest income and interest expense, and the resulting yields by category of interest-earning asset and interest-bearing liability. In these tables, dividends and interest on tax-exempt securities and loans are reported on a fully taxable equivalent basis, which is a non-GAAP measure as defined in SEC Regulation G and Item 10 of SEC Regulation S-K. Management believes that these measures provide better yield comparability as a tool for managing net interest income.

                                Average Balances, Interest, and Yields
                                    (Dollars stated in thousands)

                    For the Year Ended      For the Year Ended      For the Year Ended
                    December 31, 2005       December 31, 2004       December 31, 2003

                    Average                 Average                 Average
                    Balance  Interest Yield Balance  Interest Yield Balance  Interest Yield
Assets
 Federal funds sold  $34,233  $1,078   3.15% $41,762  $  547   1.31% $53,715  $  541   1.01%
 Interest-bearing
  deposits             2,175      56   2.56%   2,201      48   2.16%   1,706      42   2.48%
 Investment securities:
  U. S. Treasury     105,456   2,881   2.73% 116,537   2,443   2.10%  99,711   2,411   2.42%
  U. S. Government
   Agency             19,666     525   2.67%  18,844     503   2.67%  18,172     531   2.92%
  State and municipal 16,618     388   2.34%  19,004     407   2.14%  12,119     332   2.74%
  Other                1,882      90   4.80%   1,786      79   4.43%   1,600      70   4.40%
Total investment
  securities         143,622   3,884   2.70% 156,171   3,432   2.20% 131,602   3,344   2.54%
Loans:
  Commercial          19,134   1,322   6.91%  15,243   1,052   6.90%  13,780     987   7.16%
  Mortgage           165,415  11,485   6.94% 146,121  10,289   7.04% 150,491  10,879   7.23%
  Consumer             2,083     178   8.53%   2,305     201   8.73%   3,108     284   9.15%
Total loans          186,632  12,985   6.96% 163,669  11,542   7.05% 167,379  12,150   7.26%
Allowance for loan
 losses                2,193                   2,188                   2,185
Total loans, net of
 allowance           184,439  12,985   7.04% 161,481  11,542   7.15% 165,194  12,150   7.36%
Total interest-earning
 assets              364,469 $18,003   4.94% 361,615 $15,569   4.31% 352,217 $16,077   4.56%
Noninterest-bearing
 cash                 19,946                  19,705                  19,091
Premises and equipment 6,757                   6,968                   6,567
Other assets           6,194                   6,428                   3,220
Total assets        $397,366                $394,716                $381,095


Interest-bearing
 deposits
  NOW                $67,452 $   101  0.15% $ 64,537 $    97   0.15%$ 61,800 $   122   0.20%
  Money market        50,537     218  0.43%   49,733     198   0.40%  50,141     305   0.61%
  Savings             54,988     218  0.40%   53,196     213   0.40%  48,838     300   0.61%
  Other time          63,710   1,202  1.89%   72,621   1,028   1.42%  77,668   1,384   1.78%
Total interest-bearing
 deposits            236,687   1,739  0.73%  240,087   1,536   0.64% 238,447   2,111   0.89%
Securities sold under
 agreements to
 repurchase            6,325      22  0.34%    5,021       8   0.17%   4,135      10   0.24%
Borrowed funds           151       9  6.07%      171      10   6.06%     189      11   6.05%
Total interest-bearing
 liabilities         243,163   1,770  0.73%  245,279   1,554   0.63% 242,771   2,132   0.88%
Noninterest-bearing
 deposits             85,526     -            83,498     -            75,898     -
                     328,689  $1,770  0.54%  328,777  $1,554   0.47% 318,669  $2,132   0.67%
Other liabilities        750                     990                     651
Stockholders' equity  67,927                  64,949                  61,775
Total liabilities and
 stockholders'
 equity             $397,366                $394,716                $381,095

Net interest spread                   4.21%                    3.68%                  3.68%
Net interest income  $16,233                 $14,015                 $13,945
Net margin on interest-
earning assets                        4.45%                    3.88%                  3.96%


Tax equivalent adjustment included in:
   Investment income       $294               $286               $263
   Loan income             $ 27               $ 31               $ 35

                                 Analysis of Changes in Net
                                      Interest Income
                                (Dollars stated in thousands)

                      Year ended December 31,           Year ended December 31,
                      2005 compared with 2004           2004 compared with 2003
                          variance due to                   variance due to

                     Total     Rate     Volume         Total     Rate     Volume
Earning assets
Federal funds sold     531      630        (99)            6      126       (120)
Interest-bearing
 deposits                8        9         (1)            6       (6)        12
Investment securities:
 U. S. Treasury        438      670       (232)           32     (375)       407
 U. S. Government
  Agency                22       -          22           (28)     (48)        20
 State and municipals  (19)      32        (51)           75     (114)       189
 Other                  11        7          4             9        1          8
Loans:
 Commercial            270        1        269            65      (40)       105
 Mortgage            1,196     (163)     1,359          (590)    (274)      (316)
 Consumer              (23)      (4)       (19)          (83)     (10)       (73)
Total interest
 revenue             2,434    1,182      1,252          (508)    (740)       232

Interest-bearing liabilities
 NOW                     4       -           4           (24)     (28)         4
 Money market           20       17          3          (107)    (105)        (2)
 Savings                 5       (2)         7           (88)    (111)        23
 Other time deposits   174      300       (126)         (356)    (266)       (90)
 Other borrowed funds   13       12          1            (3)     (18)        15
 Total interest
  expense              216      327       (111)         (578)    (528)       (50)

Net interest income  2,218      855      1,363            70     (212)       282

In the preceding table, the variance that is both rate and volume related is reported with the rate variance.

Composition of Loan Portfolio

     Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $184,438,751, $161,481,136, and $165,194,000 during 2005, 2004, and 2003, respectively, which constituted 50.60%, 44.66%, and 46.90% of average interest-earning assets for the periods. The Company's loan to deposit ratio was 65.77%, 50.51%, and 51.03% at December 31, 2005, 2004, and 2003, respectively. Average loans to average deposits were 57.24%, 49.90%, and 52.55% for 2005, 2004, and 2003. The increase in the loan to deposit ratio from 2004 to 2005 is attributable to 14.22% growth in the average loan portfolio due to the Bank's lending rates becoming more competitive in the recent rising rate environment, accompanied by a .42% reduction in average deposits during 2005.

     The Company extends loans primarily to customers located in and near Worcester County, Maryland and Sussex County, Delaware. There are no industry concentrations in the Company's loan portfolio. The Company does, however, have a substantial portion of its loans in real estate and performance will be influenced by the real estate market in the region.

     The following table sets forth the composition of the Company's loan portfolio as of December 31, 2005, 2004, and 2003, respectively.


                                    Composition of the Loan Portfolio

                             2005                  2004                    2003
Commercial            $   21,461,593        $   14,007,430           $  13,199,879
Real estate              170,277,344           141,029,581             134,492,195
Construction              12,678,430             6,640,665              14,107,588
Consumer                   2,215,299             2,010,407               2,630,623
 Total loans             206,632,666           163,688,083             164,430,285
Less allowance for
 loan losses               2,190,709             2,177,926               2,187,277
Net loans               $204,441,957          $161,510,157            $162,243,008

     The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company's loan portfolio as of December 31, 2005.


                                   Loan Maturity Schedule and Sensitivity
                                        to Changes in Interest Rates

                                              December 31, 2005
                                           Over one
                        One year           through           Over five
                        or less            five years        years           Total
Commercial            $ 19,160,984       $ 1,755,046     $   545,563       $ 21,461,593
Real estate            169,501,508           173,327         602,509        170,277,344
Construction            12,678,430               -               -           12,678,430
Consumer                 1,185,879           921,567         107,853          2,215,299
  Total               $202,526,801       $ 2,849,940     $ 1,255,925       $206,632,666

Fixed interest rate   $  1,185,879       $ 2,849,940     $ 1,255,925       $  5,291,744
Variable interest
 rate (or demand)      201,340,922               -               -          201,340,922
  Total               $202,526,801       $ 2,849,940     $ 1,255,925       $206,632,666

     As of December 31, 2005, $201,340,922 or 97.44%, of the total loans were either variable rate loans or loans written on demand.

     The Company has the following commitments, lines of credit, and letters of credit outstanding as of December 31, 2005, 2004, and 2003, respectively.

                                2005             2004            2003
Construction loans          $  21,845,161    $   7,294,592  $   10,495,735
Other loan commitments         24,252,637       21,276,025      15,036,346
Standby letters of credit       1,272,000        1,535,210       2,957,508
  Total                     $  47,369,798    $  30,105,827  $   28,489,589

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

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. As of December 31, 2005, the allowance for loan losses was 1.06% of outstanding loans. As of December 31, 2004, and 2003 the allowance for loan losses was 1.33% of outstanding loans.

     No provision for loan losses was made in 2005, 2004 or 2003 due to low levels of delinquencies.

     The following table presents the allocation of the Allowance for Loan Losses to major categories of loans as of December 31 2005, 2004, and 2003, respectively.


                              Allocation of the Allowance for Loan Losses
                            2005                   2004               2003
Commercial        $      223,411         $      220,460     $      163,059
Real estate              911,257                805,287            798,290
Construction              63,392                 33,203             70,538
Consumer                  65,748                 78,948             81,845
General                  926,901              1,040,028          1,073,545
  Total           $    2,190,709         $    2,177,926     $    2,187,277

     The following table sets forth the composition of the Company's loan portfolio stated as percentages as of December 31, 2005, 2004, and 2003, respectively.

                Composition of the Loan Portfolio Stated as Percentages
                            2005          2004          2003
Commercial                 10.39 %        8.56 %        8.03 %
Real estate                82.41 %       86.16 %       81.79 %
Construction                6.13 %        4.05 %        8.58 %
Consumer                    1.07 %        1.23 %        1.60 %
  Total loans             100.00 %      100.00 %      100.00 %

                                    Allowance for Loan Losses
                                  2005         2004         2003
Balance at beginning of year    $2,177,926   $2,187,277   $2,181,135
Loan losses:
 Commercial                            -            -            -
 Mortgages                             -            -            -
 Consumer                            8,131       13,874        3,423
  Total loan losses                  8,131       13,874        3,423
Recoveries on loans previously
charged off:
 Commercial                            -          2,577          533
 Mortgages                          15,263          -            -
 Consumer                            5,651        1,946        9,032
  Total loan recoveries             20,914        4,523        9,565

Net loan losses (recoveries)       (12,783)       9,351       (6,142)
Provision for loan losses charged
 to expense                            -            -            -
Balance at end of year          $2,190,709   $2,177,926   $2,187,277


Allowance for loan losses to loans
 outstanding at end of year           1.06%        1.33%        1.33%

Net charge-offs to average loans      0.00%        0.00%        0.00%

     As a result of management's ongoing review of the loan portfolio, loans are classified as nonaccrual when it is not reasonable to expect collection of interest under the original terms. These loans are classified as nonaccrual even though the presence of collateral or the borrower's financial strength may be sufficient to provide for ultimate repayment. Interest on nonaccrual loans is recognized only when received. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest that has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported
interest income.   No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. The Company had no nonaccrual loans at December 31, 2005, 2004 or 2003. Amounts past due 90 days or more, and still accruing interest at December 31, 2005, 2004, and 2003, were $131,717, $391,676, and $315,395, respectively.

     When real estate acquired by foreclosure and held for sale is included with nonperforming loans, the result comprises nonperforming assets. There were no nonperforming assets at December 31, 2005, 2004, or 2003. Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of December 31, 2005, 2004, or 2003.

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

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) were 62.06% of average deposits for 2005, compared to 67.94% and 65.57% for 2004 and 2003, respectively.

     As of December 31, 2005, $74,014,166, or 64.16% of the investment debt securities mature in one year or less. Funds invested in federal funds sold provide liquidity so the Bank does not need a large portfolio of securities classified as "available-for-sale." Other sources of liquidity include letters of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks. The total lines and letters of credit available from correspondent banks were $19,000,000 as of December 31, 2005, 2004 and 2003.

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

     As of December 31, 2005, the Company was asset-sensitive for all time horizons. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.


                                  Interest Sensitivity Analysis
                                      December 31, 2005

                                        After three
                        Within          but within      After one
                        three           twelve          but within          After
                        months          months          five years          five years          Total
Assets
Earning assets
 Federal funds sold $ 26,296,780     $      -          $     -           $        -      $ 26,296,780
 Interest-bearing
  deposits                59,025        1,342,019           791,687               -         2,192,731
 Investment debt
  securities          14,264,994       59,749,172        38,761,137         2,587,187     115,362,490
 Loans               201,528,965          997,836         2,851,798         1,254,067     206,632,666
Total earning
 asset              $242,149,764     $ 62,089,027      $ 42,404,622      $  3,841,254    $350,484,667

Liabilities
Interest-bearing deposits
 NOW                $ 62,601,973     $      -          $     -           $        -      $ 62,601,973
 Money market         46,464,340            -                -                    -        46,464,340
 Savings              51,648,088            -                -                    -        51,648,088
 Certificates
  $100,000 and over    5,801,641        8,192,604         3,883,981               -        17,878,226
 Certificates under
  $100,000            14,258,095       19,991,677         9,779,075               -        44,028,847
Securities sold under
 agreements to
 repurchase            6,149,263            -                -                    -         6,149,263
Note payable               5,214           16,118            99,320            21,417         142,069
Total interest-bearing
 liabilities        $186,928,614     $ 28,200,399      $ 13,762,376      $     21,417    $228,912,806

Period gap          $ 55,221,150     $ 33,888,628      $ 28,642,246      $  3,819,837    $121,571,861
Cumulative gap      $ 55,221,150     $ 89,109,778      $117,752,024      $121,571,861
Ratio of cumulative gap
 to total earning assets  15.76%           25.42%            33.60%            34.69%


                            Investment Securities Maturity Distribution and Yields

                         December 31, 2005        December 31, 2004        December 31, 2003
                         Amount      Yield        Amount      Yield        Amount      Yield
U. S. Treasury
 One year or less      $ 57,192,124  2.66%      $ 58,255,488  1.71%      $ 68,496,088  0.97%
 Over one through
  five years             27,462,872  3.48%        58,361,766  2.57%        51,965,421  1.74%
 Over ten years           2,587,187  7.28%         2,554,687  7.28%         2,559,062  7.28%
Total U.S. Treasury
 securities              87,242,183  3.05%       119,171,941  2.25%       123,020,571  1.43%


U.S. Government Agencies
 One year or less         9,999,514  2.31%         3,250,000  2.20%         2,000,810  4.65%
 Over one through
  five years              7,746,483  3.13%        16,741,938  2.61%        15,000,000  2.31%
Total U. S. Government
 Agencies                17,745,997  2.67%        19,991,938  2.55%        17,000,810  2.59%


State, county, and municipal
 One year or less         6,822,528  1.59%        11,399,926  1.34%         6,395,697  1.72%
 Over one through
  five years              3,551,782  2.32%         8,121,361  1.60%         9,830,041  1.35%
Total state, county,
 and municipal           10,374,310  1.84%        19,521,287  1.45%        16,225,738  1.49%

Total debt securities


 One year or less        74,014,166  2.51%        72,905,414  1.67%        76,892,595  1.13%
 Over one through
  five years             38,761,137  3.30%        83,225,065  2.48%        76,795,462  1.80%
 Over ten years           2,587,187  7.28%         2,554,687  7.28%         2,559,062  7.28%
Total debt securities   115,362,490  2.89%       158,685,166  2.19%       156,247,119  1.56%

Equity securities         3,721,950  2.95%         3,265,566  2.72%         2,685,158  2.70%

Total securities       $119,084,440  2.89%      $161,950,732  2.20%      $158,932,277  1.58%

Deposits and Other Interest-Bearing Liabilities

     Average interest-bearing liabilities decreased $2,115,262, or .86%, from $245,279,167 in 2004, to $243,163,905 in 2005. Average interest-bearing deposits decreased $3,399,683, or 1.42%, from $240,087,443 in 2004 to
$236,687,760 in 2005, while average noninterest-bearing demand deposits increased $2,027,298, or 2.43% from $83,499,032 in 2004 to $85,526,330 in 2005.
At December 31, 2005, total deposits were $310,857,607, compared to $319,772,358 at December 31, 2004, a decrease of 2.79%. Management believes that decreasing deposit volume is indicative of a return by investors to non-deposit investment products and strong competition for deposits in the local market. Management monitors deposit volume decreases closely and implements counter-measures as needed, including but not limited to rate increases on existing products and the development of new products.

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


	The following table sets forth the deposits of the Company by category as of December 31, 2005, 2004, and 2003, respectively.

                                                        December 31,
                                  2005                       2004                     2003
                                       Percent of                 Percent of                  Percent of
                          Amount       deposits      Amount       deposits       Amount       deposits
Demand deposit accounts $ 88,236,133   28.39%      $ 78,542,414   24.56%       $ 75,601,460   23.78%
NOW accounts              62,601,973   20.14%        68,892,269   21.55%         63,400,879   19.94%
Money market              46,464,340   14.95%        49,362,532   15.44%         50,168,501   15.78%
Savings accounts          51,648,088   16.61%        53,667,019   16.78%         51,495,252   16.20%
Time deposits less than
 $100,000                 44,028,847   14.16%        50,683,867   15.85%         57,242,198   18.00%
Time deposits of $100,000
 or more                  17,878,226    5.75%        18,624,257    5.82%         20,037,763    6.30%
 Total deposits         $310,857,607  100.00%      $319,772,358  100.00%       $317,946,053  100.00%

     Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits decreased $8,168,720 during 2005. Management attributes this decrease to more aggressive competition for time deposits in the rising rate environment of 2005, and to the reversal of the some of the prior years' migration of funds from the stock market into insured deposits. The Company's core deposits increased $3,239,811 and $12,254,910 during 2004, and 2003, respectively. Management believes that this increase was largely attributable to a migration of funds from the stock market into insured deposits.

     Deposits, and particularly core deposits, have been the Company's primary source of funding and have enabled the Company to meet both its short-term and long-term liquidity needs. Management anticipates that while such deposits will continue to be the Company's primary source of funding in the future, continued reductions in deposit levels, if coupled with growth in the Company's loan portfolio, could require periodic borrowing of funds. In this event, it is likely that Management would purchase overnight federal funds as needed.

     The maturity distribution of the Company's time deposits over $100,000 at December 31, 2005, is shown in the following table.


                                  Maturities of Certificates of Deposit
                               and Other Time Deposits of $100,000 or More

                                            December 31, 2005

                                                           After six
                                        After three        through
                      Within three      through            Twelve         After twelve
                      months            six months         months         Months          Total
Certificates of
 deposit of
 $100,000 or more  $  5,801,641      $  2,547,291       $  5,645,313   $  3,883,981     $ 17,878,226

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

Noninterest revenue

     Noninterest revenue for 2005 increased $49,577, or 2.83% from the previous year. Of this, $49,710, representing a 15.40% line item increase, is attributable to revenues from ATM and VISA debit card usage.

     Noninterest revenue for 2004 increased $185,961, or 11.89% from the previous year. Included is a $160,771 increase in cash surrender value of bank owned life insurance policies with a face value of $4,000,000, which were purchased by the Bank in August 2003. A second significant increase occurred in ATM and debit card revenues, which were up $46,742 (16.94%) from 2003 due to increased usage.

     The following table presents the principal components of noninterest revenue for the years ended December 31, 2005, 2004, and 2003, respectively.

                                                 Noninterest revenue
                                          2005          2004          2003
Service charges on deposit accounts    $1,053,443    $1,050,504    $1,028,306
ATM and debit card revenue                372,426       322,716       275,974
Miscellaneous revenue                     373,505       376,577       259,556
  Total noninterest revenue            $1,799,374    $1,749,797    $1,563,836


Noninterest revenue as a percentage
 of average total assets                    0.45%         0.44%         0.41%

Noninterest Expense

     Noninterest expense increased $351,211, or 5.16%, from 2004 to 2005. Increased personnel costs of $194,255 include a $37,487 increase in expense related to the Bank's employee retirement plan and the accrual of a 10-year commitment, valued at $107,409, to provide long-term care insurance to the Chairman of the Board. Occupancy expense increased $46,860 due to routine increases in costs of utilities, real property taxes, and insurance, in addition to several significant repairs. Furniture and equipment expense are down $60,766, of which $26,769 is reduced depreciation expense, and $21,944 is lower cost of service contracts and repairs. Other operating expense increased $170,862, including a $29,452 increase in telephone and network telecommunications.

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

     The following table presents the principal components of noninterest expense for the years ended December 31, 2005, 2004, and 2003, respectively.


                                          2005          2004          2003
Salaries and employee benefits         $4,097,533    $3,903,278    $3,827,414
Occupancy expense                         640,335       593,475       536,269
Furniture and equipment expense           490,955       551,721       542,433
Advertising                               147,541       145,583       152,358
Armored car service                        76,068        60,829        67,517
ATM and debit card                        234,732       232,353       201,354
Business and product development           78,399        70,720        66,480
Computer software amortization            121,982       117,191        91,736
Computer software maintenance             101,875        82,514        97,570
Courier service                           105,148       103,922        93,457
Deposit insurance                          42,098        45,403        46,975
Director fees                              99,900        89,375        84,240
Dues, donations, and subscriptions         94,385        81,328        80,842
Liability insurance                        40,380        41,556        47,160
Postage                                   179,462       169,569       168,083
Professional fees                          65,090        22,745        37,551
Stationery and supplies                   111,593       135,269       125,593
Telephone                                 152,464       123,012       117,602
Miscellaneous                             279,742       238,628       237,027
  Total noninterest expense            $7,159,682    $6,808,471    $6,621,661


Noninterest expense as a percentage
 of average total assets                    1.80%         1.73%         1.75%


Capital

     Under the capital guidelines of the Federal Reserve Board and the FDIC, the Company and the Bank are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less certain intangibles. In addition, the Company and the Bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest-rated institutions.

     At December 31, 2005, the Company and the Bank were well-capitalized, exceeding all minimum requirements, as set forth in the following table.

                                                Analysis of Capital
                                  Consolidated                To be well       Required
                                  Company           Bank      capitalized      minimums
2005
Total risk-based capital ratio     35.2%            32.9%       10.0%           8.0%
Tier I risk-based capital ratio    33.5%            31.7%        6.0%           4.0%
Tier I leverage ratio              16.2%            15.4%        5.0%           4.0%

2004
Total risk-based capital ratio     43.3%            41.3%       10.0%           8.0%
Tier I risk-based capital ratio    41.7%            40.1%        6.0%           4.0%
Tier I leverage ratio              16.0%            15.3%        5.0%           4.0%

2003
Total risk-based capital ratio     39.1%            37.1%       10.0%           8.0%
Tier I risk-based capital ratio    37.6%            35.9%        6.0%           4.0%
Tier I leverage ratio              16.0%            14.9%        5.0%           4.0%


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


Accounting Rule Changes

     The following accounting pronouncements have been approved by the Financial Accounting Standards Board but not become effective as of December 31, 2005. These pronouncements would apply to the Company if the Company or the Bank entered into an applicable activity.

     FASB Statement No. 154, Accounting Changes and Error Corrections replaces APB Opinion No. 20 Accounting Changes and FASB Statement No. 3 Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. FASB Statement No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

     FASB Statement No. 153, Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29, eliminates the exception to fair value for exchanges of similar productive assets that was provided in APB Opinion No. 29.

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

     FASB Statement No. 123R, Share Based Payment, revises FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Statement 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Statement 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. As such, it eliminated the alternative provided by Statement 123 that such costs could be measured either by using fair value or by using Opinion 25's intrinsic value method of accounting which generally did not result in the recognition of compensation costs as a result of the grant of stock options to employees.
In addition, Statement 123R amends FASB Statement No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Statement 123R becomes effective as of the first interim or annual reporting period that begins after December 15, 2005.

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

Item 8. Financial Statements and Supplementary Data

     In response to this Item, the information included on pages 1 through 21 of the Company's Annual Report to Shareholders for the year ended December 31, 2005, is incorporated herein by reference.


PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     There have been no changes in or disagreements with accountants on accounting or financial disclosure during the fiscal year covered by this report.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures
     Disclosure Controls and procedures are designed and maintained by the Company to ensure that information required to be disclosed in the Company's publicly filed reports is recorded, processed, summarized and reported in a timely manner. Such information must be available to management, including the Chief Executive Officer (CEO) and Treasurer, to allow them to make timely decisions about required disclosures. Even a well-designed and maintained control system can provide only reasonable, not absolute, assurance that its objectives are achieved. Inherent limitations in any system of controls include flawed judgment, errors, omissions, or intentional circumvention of controls.

     The Company's management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Company's management, including the CEO and Treasurer, has concluded that the Company's disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

Internal Control Over Financial Reporting
Management Report on Internal Control over Financial Reporting
     Calvin B. Taylor Bankshares, Inc. maintains a system of internal control over financial reporting, which is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation of reliable published financial statements. The system includes an organizational structure and division of responsibility, established policies and procedures including a code of conduct to foster a strong ethical climate, and the careful selection, training and development of our staff. The system contains self-monitoring mechanisms, and an internal auditor monitors the operation of the internal control system and reports findings and recommendations to management and the board of directors. Corrective actions are taken to address control deficiencies and other opportunities for improving the system as they are identified. The board, operating through its audit committee, which is composed entirely of directors who are not officers or employees of the Company, provides oversight to the financial reporting process.
     There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of an internal control system may vary over time and with circumstances.
     The Company assessed its internal control system as of December 31, 2005 in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company believes that, as of December 31, 2005, its system of internal control over financial reporting met those criteria.

Calvin B. Taylor Bankshares, Inc.

   /s/ Raymond M. Thompson                                      March 8, 2006
by     Raymond M. Thompson., Chief Executive Officer            Date

   /s/ Jennifer G. Hawkins                                      March 8, 2006
by     Jennifer G. Hawkins, Treasurer                           Date


Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Calvin B. Taylor Bankshares, Inc.
Berlin, Maryland

     We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Calvin B. Taylor Bankshares, Inc. and Subsidiary maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that Calvin B. Taylor Bankshares, Inc. and Subsidiary maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Also, in our opinion, Calvin B. Taylor Bankshares, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We have audited, in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America, the consolidated balance sheets and the related consolidated statements of income, changes in stockholders' equity and cash flows of Calvin B. Taylor Bankshares, Inc. and Subsidiary, and our report dated January 31, 2006, expressed an unqualified opinion.

                              /s/ Rowles & Company, LLP

Baltimore, Maryland
January 31, 2006


Changes in Internal Controls

     During the quarter ended on the date of this report, there were no significant changes in the Company's internal controls over financial reporting that have had or are reasonably likely to have a material affect on the Company's internal control over financial reporting. As of December 31, 2005, the Company's management, including the CEO and Treasurer, has concluded that the Company's internal controls over financial reporting are effective.

Audit Committee and Financial Expert

     The Board of Directors has adopted a written Audit Policy, which serves as a charter for the Audit Committee. The Audit Committee is comprised of seven independent directors, including Chairman James R. Bergey, Jr. who serves as the financial expert. The Audit Committee is scheduled to meet quarterly and held four meetings in 2005.


Item 10. Directors and Executive Officers of the Registrant

     In response to this item, the information included in the Company's Proxy Statement for Annual Meeting of Shareholders To Be Held on May 17, 2006, is incorporated herein by reference.

Item 11. Executive Compensation

     In response to this item, the information included in the Company's Proxy Statement for Annual Meeting of Shareholders To Be Held on May 17, 2006, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     In response to this item, the information included in the Company's Proxy Statement for Annual Meeting of Shareholders To Be Held on May 17, 2006, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     In response to this item, the information included in the Company's Proxy Statement for Annual Meeting of Shareholders To Be Held on May 17, 2006, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

     In response to this item, the information included in the Company's Proxy Statement for Annual Meeting of Shareholders To Be Held on May 17, 2006, is incorporated herein by reference.


PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Exhibits
      3.1 Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of Registration Statement Form S-4, File No. 33-99762.

      3.2   Bylaws of the Company, incorporated by reference to Exhibit 3.2 of
            Registration Statement Form S-4, File No. 33-99762.
      13    Annual Report to Shareholders for the year ended December 31, 2005.





SIGNATURES
     Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            CALVIN B. TAYLOR BANKSHARES, INC.
            (Registrant)

Date:	 March 8, 2006    By:         /s/ Raymond M. Thompson
	                              Raymond M. Thompson
                                      Chief Executive Officer

Date:	 March 8, 2006    By:         /s/ Jennifer G. Hawkins
	                              Jennifer G. Hawkins
                                      Treasurer / Principal Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    March 8, 2006    By:         /s/ James R. Bergey, Jr.
                                          James R. Bergey, Jr., Director

Date:    March 8, 2006    By:         /s/ John H. Burbage, Jr.
                                          John H. Burbage, Jr., Director

Date:    March 8, 2006    By:         /s/ Reese F. Cropper, Jr.
                                          Reese F. Cropper, Jr.
                                          Chairman of the Board of Directors

Date:    March 8, 2006    By:         /s/ Reese F. Cropper, III
                                          Reese F. Cropper, III, Director

Date:    March 8, 2006    By:         /s/ Hale Harrison
                                          Hale Harrison, Director

Date:    March 8, 2006    By:         /s/ Gerald T. Mason
                                          Gerald T. Mason, Director

Date:    March 8, 2006    By:         /s/ William H. Mitchell
                                          William H. Mitchell,
                                          Vice President and Director

Date:    March 8, 2006    By:         /s/ Joseph E. Moore
                                          Joseph E. Moore, Director

Date:    March 8, 2006    By:         /s/ Michael L. Quillin
                                          Michael L. Quillin, Sr., Director

Date:    March 8, 2006    By:         /s/ D. Bruce Rogers
                                          D. Bruce Rogers, Director

Date:    March 8, 2006    By:         /s/ Raymond M. Thompson
                                          Raymond M. Thompson, Director
                                          President and Chief Executive Officer


Certification - Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Annual Report on Form 10-K for the period ended December 31, 2005 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



		Calvin B. Taylor Bankshares, Inc.




Date: March 8, 2006          By:    /s/  Raymond M. Thompson
                                         Raymond M. Thompson
                                         Chief Executive Officer


Date: March 8, 2006          By:    /s/  Jennifer G. Hawkins
                                         Jennifer G. Hawkins
                                         Treasurer/Principal Financial Officer







Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Raymond M. Thompson, certify that:

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

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

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

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

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


          Calvin B. Taylor Bankshares, Inc.


Date:  March 8, 2006    By:         /s/ Raymond M. Thompson
		                        Raymond M. Thompson
		                        President & Chief Executive Officer



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

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting
(as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

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

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

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


           Calvin B. Taylor Bankshares, Inc.


Date:  March 8, 2006    By:         /s/ Jennifer G. Hawkins
		                        Jennifer G. Hawkins
		                        Treasurer / Principal Financial Officer








                                    EXHIBIT 13

                           ANNUAL REPORT TO SHAREHOLDERS
                       FOR THE YEAR ENDED DECEMBER 31, 2005
































































                                       Calvin B. Taylor Bankshares, Inc.
                                                 and Subsidiary

                                              Financial Statements

                                               December 31, 2005





                    Calvin B. Taylor Bankshares, Inc.
                            and Subsidiary

                           Table of Contents



                                                                       Page

Report of registered public accounting firm                              1

Consolidated financial statements

  Consolidated balance sheets                                            2

  Consolidated statements of income                                      3

  Consolidated statements of changes in stockholders' equity             4

  Consolidated statements of cash flows                                5-6

  Notes to consolidated financial statements                           7-21












              Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Calvin B. Taylor Bankshares, Inc.
Berlin, Maryland


     We have audited the accompanying consolidated balance sheets of Calvin B. Taylor Bankshares, Inc. and Subsidiary (the Company) as of December 31, 2005, 2004, and 2003 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calvin B. Taylor Bankshares, Inc. and Subsidiary as of December 31, 2005, 2004, and 2003, and the results of its operations and its cash flows for each of the three years then ended, in conformity with accounting principles generally accepted in the United States of America.

     We have also audited, in accordance with standards of the Public Company Accounting Oversight Board in the United States of America, the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 31, 2006, expressed an unqualified opinion on management's assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.



                                          /s/ Rowles & Company, LLP




Baltimore, Maryland
January 31, 2006

                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                                  Consolidated Balance Sheets

                                                 December 31,
                                     2005            2004            2003
              Assets
Cash and due from banks          $ 24,069,790    $ 21,901,546    $ 20,482,866
Federal funds sold                 26,296,780      32,692,233      29,525,781
Interest-bearing deposits           2,192,731       2,161,496       2,281,337
Investment securities
 available for sale                 6,505,278       5,921,287       9,265,471
Investment securities held
 to maturity (approximate fair
 value of $111,306,528,
 $155,107,698, and $150,075,210)  112,579,162     156,029,445     149,666,806
Loans, less allowance for loan
 losses of $2,190,709,
 $2,177,926, and $2,187,277       204,441,957     161,510,157     162,243,008
Premises and equipment              6,664,051       6,891,238       7,064,970
Accrued interest receivable         1,504,945       1,415,775       1,344,613
Computer software                     228,014         322,209         265,961
Bank owned life insurance           4,367,744       4,214,806       4,054,035
Other assets                          224,172         272,790         291,553
                                 $389,074,624    $393,332,982    $386,486,401

              Liabilities and Stockholders' Equity
Deposits
 Noninterest-bearing             $ 88,236,133    $ 78,542,414    $ 75,601,460
 Interest-bearing                 222,621,474     241,229,944     242,344,593
                                  310,857,607     319,772,358     317,946,053
Securities sold under
 agreements to repurchase           6,149,263       5,933,466       4,113,154
Dividend payable                    4,462,578              -               -
Accrued interest payable              177,357         116,502         145,044
Note payable                          142,069         162,161         181,087
Deferred income taxes                 635,336         549,070         355,632
Other liabilities                     332,030         101,857         109,399
                                  322,756,240     326,635,414     322,850,369

              Stockholders' equity
Common stock, par value $1 per
 share; authorized 10,000,000
 shares; issued and outstanding
 3,187,556 shares at December 31,
 2005, 3,208,478 shares at
 December 31, 2004,and 3,227,966
 shares at December 31, 2003        3,187,556      3,208,478        3,227,966
 Additional paid-in capital        15,454,735     16,187,005       16,869,085
 Retained earnings                 46,021,128     45,917,427       42,391,363
                                   64,663,419     65,312,910       62,488,414
 Accumulated other
  comprehensive income              1,654,965      1,384,658        1,147,618
                                   66,318,384     66,697,568       63,636,032
                                 $389,074,624   $393,332,982     $386,486,401

The accompanying notes are an integral part of these financial statements.


                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                                Consolidated Statements of Income

                                           Years Ended December 31,
                                       2005           2004           2003
Interest and dividend revenue
 Loans, including fees           $ 12,957,693    $ 11,512,125    $ 12,115,447
 U. S. Treasury and government
  agency securities                 3,267,544       2,822,526       2,817,600
 State and municipal securities       267,243         273,712         219,806
 Federal funds sold                 1,077,571         547,226         540,804
 Interest-bearing deposits             55,674          47,574          42,363
 Equity securities                     55,494           8,592          43,227
Total interest and dividend
  revenue                          17,681,219      15,251,755      15,779,247
Interest expense
 Deposits                           1,738,647       1,535,171       2,110,465
 Borrowings                            30,726          18,723          21,493
   Total interest expense           1,769,373       1,553,894       2,131,958
   Net interest income             15,911,846      13,697,861      13,647,289

Provision for loan losses                   -               -               -
   Net interest income after
    provision for loan losses      15,911,846      13,697,861      13,647,289
Noninterest revenue
 Service charges on deposit
   accounts                         1,053,443       1,050,504       1,028,306
 ATM and debit card revenue           372,426         322,716         275,974
 Miscellaneous revenue                373,505         376,577         259,556
   Total noninterest revenue        1,799,374       1,749,797       1,563,836

Noninterest expenses
 Salaries                           3,173,430       3,136,220       3,092,919
 Employee benefits                    924,103         767,058         734,495
 Occupancy                            640,335         593,475         536,269
 Furniture and equipment              490,955         551,721         542,433
 Other operating                    1,930,859       1,759,997       1,715,545
   Total noninterest expenses       7,159,682       6,808,471       6,621,661

Income before income taxes         10,551,538       8,639,187       8,589,464

Income taxes                        3,753,900       3,026,000       3,049,250

Net income                       $  6,797,638    $  5,613,187    $  5,540,214

Earnings per common share
 - basic and diluted                    $2.13           $1.74           $1.71

The accompanying notes are an integral part of these financial statements.
                                          3


                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                   Consolidated Statements of Changes in Stockholders' Equity


                                                                              Accumulated
                                                                                 other
                                 Common stock      Additional    Retained    comprehensive  Comprehensive
                             Shares    Par value Paid-in capital  earnings       income         income
Balance, December 31, 2002 3,240,000   $3,240,000 $17,290,000     $38,788,018   $697,268
Net income                       -            -           -         5,540,214        -        $5,540,214
Unrealized gain on
 investment securities
 available for sale
 net of income taxes
 of $239,066                     -            -           -               -      450,350         450,350
Comprehensive income                                                                          $5,990,564
Common shares repurchased    (12,034)     (12,034)   (420,915)            -          -
Cash dividend,
 $.60 per share                  -            -           -        (1,936,869)       -

Balance, December 31, 2003 3,227,966    3,227,966  16,869,085      42,391,363  1,147,618
Net income                       -            -           -         5,613,187        -        $5,613,187
Unrealized gain on
 investment securities
 available for sale
 net of income taxes
 of $151,226                     -            -           -               -      237,040         237,040
Comprehensive income                                                                          $5,850,227
Common shares repurchased    (19,488)     (19,488)   (682,080)            -          -
Cash dividend,
 $.65 per share                  -            -           -        (2,087,123)       -

Balance, December 31, 2004 3,208,478    3,208,478  16,187,005      45,917,427  1,384,658
Net income                       -            -           -         6,797,638        -        $6,797,638
Unrealized gain on
 investment securities
 available for sale
 net of income taxes
 of $168,016                     -            -           -               -      270,307         270,307
Comprehensive income                                                                          $7,067,945
Common shares repurchased    (20,922)     (20,922)   (732,270)            -          -
Cash dividend,
 $2.10 per share                 -            -           -        (6,693,937)       -

Balance, December 31, 2005 3,187,556   $3,187,556 $15,454,735     $46,021,128 $1,654,965

The accompanying notes are an integral part of these financial statements.
                                          4


                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                              Consolidated Statements of Cash Flows


                                           Years Ended December 31,
                                     2005            2004            2003
Cash flows from operating activities
 Interest received              $ 17,301,217     $ 15,076,687    $ 15,761,248
 Fees and commissions received     1,720,362        1,640,852       1,507,872
 Interest paid                    (1,708,517)      (1,582,435)     (2,230,381)
 Cash paid to suppliers
  and employees                   (6,418,778)      (6,149,693)     (6,026,828)
 Income taxes paid                (3,738,920)      (3,013,895)     (3,232,338)
                                   7,155,364        5,971,516       5,779,573

Cash flows from investing activities
 Certificates of deposits
  purchased, net of maturities        (1,934)            (567)       (699,000)
 Proceeds from maturity of
  investments available for sale         -          4,000,000             -
 Purchase of investments
  available for sale                 (45,379)        (264,504)       (182,500)
 Proceeds from maturities of
  investments held to maturity    89,345,000      102,010,000     107,310,000
 Purchase of investments held
  to maturity                    (45,704,174)    (108,272,336)   (145,709,919)
 Loans made, net of principal
  collected                      (42,931,800)         732,851        (418,331)
 Purchases of and deposits on
  premises, equipment, and
  computer software                 (311,387)        (551,236)     (1,941,071)
  Purchase of bank owned
   life insurance                        -                -        (4,000,000)
                                     350,326       (2,345,792)    (45,640,821)

Cash flows from financing activities
  Net increase (decrease) in
    Time deposits                 (7,401,051)      (9,431,045)     (1,459,208)
    Other deposits                (1,513,700)      11,257,350      17,909,795
    Securities sold under
      agreements to repurchase       215,797        1,820,312          84,054
  Payments on note payable           (20,093)         (18,926)        (17,825)
  Common shares repurchased         (753,192)        (701,568)       (432,949)
  Dividends paid                  (2,231,359)      (2,087,123)     (1,936,869)
                                 (11,703,598)         839,000      14,146,998

Net increase (decrease) in cash
 and cash equivalents             (4,197,908)       4,464,724     (25,714,250)
Cash and cash equivalents
 at beginning of year             54,623,503       50,158,779      75,873,029
Cash and cash equivalents
 at end of year                  $50,425,595      $54,623,503     $50,158,779

The accompanying notes are an integral part of these financial statements.

                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                              Consolidated Statements of Cash Flows
                                           (Continued)

                                           Years Ended December 31,

                                     2005            2004            2003
Reconciliation of net income to net
 cash provided by operating
 activities
 Net income                     $ 6,797,638      $ 5,613,187      $ 5,540,214

 Adjustments to reconcile net
  income to net cash provided
  by operating activities
   Depreciation and amortization    630,606          656,293          633,383
   Provision for loan losses            -                -                -
   Deferred income taxes            (81,749)          42,212           46,409
   Amortization of premiums and
    accretion of discounts, net    (290,831)        (103,350)         (78,972)
   (Gain) loss on disposition of
    assets                            2,163           12,427            5,902
   Decrease (increase) in
     Accrued interest receivable    (80,917)         (71,162)          60,974
     Cash surrender value of bank
      owned life insurance         (152,938)        (160,771)         (54,035)
     Other assets                    48,618           18,763         (185,549)
   Increase (decrease) in
     Accrued interest payable        60,855          (28,542)         (98,424)
     Accrued income taxes            88,474          (30,107)               -
     Other liabilities              133,445           22,566          (90,329)
                                $ 7,155,364      $ 5,971,516      $ 5,779,573

Composition of cash and cash equivalents
   Cash and due from banks      $24,069,790      $21,901,546      $20,482,866
   Federal funds sold            26,296,780       32,692,233       29,525,781
   Interest-bearing deposits,
     except for time deposits        59,025           29,724          150,132
                                $50,425,595      $54,623,503      $50,158,779

The accompanying notes are an integral part of these financial statements.

                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                           Notes to Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

     Calvin B. Taylor Bankshares, Inc. is a bank holding company. Its subsidiary, Calvin B. Taylor Banking Company, is a financial institution operating primarily in Worcester County, Maryland and Sussex County,
Delaware.
     The accounting and reporting policies reflected in the financial statements conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions may affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Principles of consolidation
     The consolidated financial statements of Calvin B. Taylor Bankshares, Inc. include the accounts of its wholly owned subsidiary, Calvin B. Taylor Banking Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash equivalents
     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest-bearing deposits except for time deposits. Federal funds are purchased and sold for one-day periods.

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

Loans and allowance for loan losses
     Loans are stated at face value less the allowance for loan losses. Interest on loans is credited to income based on the principal amounts outstanding. The accrual of interest is discontinued when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full.
     The allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent risks in the loan portfolio. The minimum range of the allowance for loan losses is calculated by applying risk-weighted percentages to loans based on their delinquency and underlying collateral. The portion of the allowance that is a result of geographic and industry concentrations and current economic conditions is not allocated to specific loans. At December 31, 2005, the allowance included approximately $926,900 that was not allocated to specific loans.

                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                           Notes to Consolidated Financial Statements


1.   Summary of Significant Accounting Policies (Continued)

Loans and allowance for loan losses (continued)
     If the current economy or real estate market were to suffer a severe downturn, the estimate for uncollectible accounts would need to be increased. Loans that are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.
     Loans are considered impaired when, based on current information, management considers it unlikely that collection of principal and interest payments will be made according to contractual terms. Generally,loans are not reviewed for impairment until the accrual of interest has been discontinued.

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

Income taxes
     The provision for income taxes includes taxes payable for the current year and deferred income taxes. Deferred income taxes are provided for the temporary differences between financial and taxable income. Tax expense and tax benefits are allocated to the Bank and Company based on their proportional share of taxable income.

Per share data
     Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding for the period, which was 3,194,669, 3,219,116, and 3,235,767 for the years ended December 31, 2005,
2004, and 2003, respectively.


2.   Cash and Due From Banks

     The Company normally carries balances with other banks that exceed the federally insured limit. The average balances carried in excess of the limit, including unsecured federal funds sold to the same banks, were $34,580,755 for 2005, $42,076,235 for 2004, and $53,869,724 for 2003.
     Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances. The Company's normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                           Notes to Consolidated Financial Statements


3.   Investment Securities

Investment securities are summarized as follows:

                         Amortized      Unrealized      Unrealized      Fair
                           cost           gains           losses        value
December 31, 2005
Available for sale
  U.S. Treasury       $  1,995,197    $    591,990    $      -        $  2,587,187
  State and municipal      200,000             -           3,859           196,141
  Equity                 1,658,091       2,063,859           -           3,721,950
                      $  3,853,288    $  2,655,849    $    3,859      $  6,505,278

Held to maturity
  U.S. Treasury       $ 84,654,996    $        -      $  890,971      $ 83,764,025
  U.S. Government
    agency              17,745,997             -         282,502        17,463,495
  State and
    municipal           10,178,169             -          99,161        10,079,008
                      $112,579,162    $        -      $1,272,634      $111,306,528

December 31, 2004
Available for sale
  U.S. Treasury       $  1,994,909    $    559,778    $      -        $  2,554,687
  State and municipal      100,000           1,034           -             101,034
  Equity                 1,612,712       1,653,106           252         3,265,566
                      $  3,707,621    $  2,213,918    $      252      $  5,921,287

Held to maturity
  U.S. Treasury       $116,617,254    $      3,267    $  602,820      $116,017,701
  U.S. Government
    agency              19,991,938           1,615       216,549        19,777,004
  State and
    municipal           19,420,253             982       108,242        19,312,993
                      $156,029,445    $      5,864    $  927,611      $155,107,698

December 31, 2003
Available for sale
  U.S. Treasury       $  5,991,862    $    588,451    $      -        $  6,580,313
  Equity                 1,448,208       1,236,950           -           2,685,158
                      $  7,440,070    $  1,825,401    $      -        $  9,265,471

Held to maturity
  U.S. Treasury       $116,440,258    $    416,411    $   34,334      $116,822,335
  U.S. Government
    agency              17,000,810          69,385        60,879        17,009,316
  State and
    municipal           16,225,738          34,016        16,195        16,243,559
                      $149,666,806    $    519,812    $  111,408      $150,075,210

                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                           Notes to Consolidated Financial Statements


3.   Investment Securities (Continued)

     The table below shows the gross unrealized losses and fair value of securities that are in an unrealized loss position as of December 31, 2005, aggregated by length of time that individual securities have been in a continuous unrealized loss position.


                   Less than 12 months        12 months or more             Total
                   Fair      Unrealized       Fair    Unrealized         Fair  Unrealized
                   value        loss          value     loss             value    loss
U. S. Treasury    $26,731,015 $   199,773    $56,783,203 $  691,198  $ 83,514,218 $   890,971
U. S. Government
 Agency               990,942       9,058     16,472,553    273,444    17,463,495     282,502
State and municipal 2,060,529      24,368      7,962,363     78,652    10,022,892     103,020
                  $29,782,486 $   233,199    $81,218,119 $1,043,294  $111,000,605 $ 1,276,493


     The debt securities for which an unrealized loss is recorded are issues of the United States Treasury, Federal Home Loan Bank (a U. S. government agency), and general obligations of states and municipalities. The Company has the ability and the intent to hold the securities until they are called or mature at face value. Fluctuations in fair value reflect market conditions, and are not indicative of an other-than-temporary impairment of the investment.

     The amortized cost and estimated fair value of debt securities, by contractual maturity and the amount of pledged securities, follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                     December 31, 2005      December 31, 2004        December 31, 2003
                     Amortized    Fair      Amortized    Fair        Amortized      Fair
                        cost      value        cost      value          cost        value
Available for sale
 Within one year   $       -    $       -    $       -     $      -    $ 3,997,243  $ 4,021,251
 After one year
  through five
  years                200,000      196,141      100,000      101,034          -            -
 After ten years     1,995,197    2,587,187    1,994,909    2,554,687    1,994,619    2,559,062
                   $ 2,195,197  $ 2,783,328  $ 2,094,909  $ 2,655,721  $ 5,991,862  $ 6,580,313

Held to maturity due
 Within one year   $74,014,166  $73,304,862  $72,905,414  $72,619,263  $72,871,344  $73,184,592
 After one year
  through five
  years             38,564,996   38,001,666   83,124,031   82,488,435   76,795,462   76,890,618
                  $112,579,162 $111,306,528 $156,029,445 $155,107,698 $149,666,806 $150,075,210

Pledged securities $26,980,663  $26,656,250  $27,289,502  $27,610,734  $21,790,367  $21,870,641


     Investments are pledged to secure deposits of federal and local governments. Pledged securities also serve as collateral for securities sold under agreements to repurchase.

                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                           Notes to Consolidated Financial Statements


4.   Lines of Credit

     The Company has available lines of credit, including overnight federal funds, reverse repurchase agreements and letters of credit, totaling $19,000,000 as of December 31, 2005, 2004, and 2003.

5.   Loans and Allowance for Loan Losses

     Major classifications of loans are as follows:

                                     2005             2004             2003
Commerical                      $ 21,461,593     $ 14,007,430     $ 13,199,879
Real estate                      170,277,344      141,029,581      134,492,195
Construction                      12,678,430        6,640,665       14,107,588
Consumer                           2,215,299        2,010,407        2,630,623
                                 206,632,666      163,688,083      164,430,285
Allowance for loan losses          2,190,709        2,177,926        2,187,277
Loans, net                      $204,441,957     $161,510,157     $162,243,008

     The rate repricing distribution of the loan portfolio follows:

Immediately                     $201,175,220     $159,522,150     $160,730,764
Within one year                    1,351,581        1,240,935        1,405,338
Over one to five years             2,849,940        2,107,774        2,031,134
Over five years                    1,255,925          817,224          263,049
                                $206,632,666     $163,688,083     $164,430,285


     The Company makes loans to customers located primarily in the Delmarva region. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

     Transactions in the allowance for loan losses were as follows:

                                     2005             2004             2003
Beginning balance               $  2,177,926     $  2,187,277     $  2,181,135
Provision charged to operations          -                -                -
Recoveries                            20,914            4,523            9,565
                                   2,198,840        2,191,800        2,190,700
Loans charged off                      8,131           13,874            3,423
Ending balance                  $  2,190,709     $  2,177,926     $  2,187,277

                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                           Notes to Consolidated Financial Statements


5.   Loans and Allowance for Loan Losses (Continued)

     Amounts past due 90 days or more, and still accruing interest at December 31, are as follows:

                                     2005             2004             2003
Commercial                      $     11,443     $     151,063    $     55,795
Real estate                          119,741           200,278         251,658
Consumer                                 533            40,335           7,942
                                $    131,717     $     391,676    $    315,395

     Management has identified no impaired loans at December 31, 2005, 2004, and 2003. There were no nonaccrual loans at December 31, 2005, 2004 or 2003.

6.   Loan Commitments

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

     Outstanding loan commitments, lines of credit, and letters of credit at December 31, are as follows:

                                     2005             2004             2003
Loan commitments and lines
  of credit
 Construction and land
  development                   $ 21,845,161     $  7,294,592     $ 10,495,735
 Other                            24,252,637       21,276,025       15,036,346
                                $ 46,097,798     $ 28,570,617     $ 25,532,081

Standby letters of credit       $  1,272,000     $  1,535,210     $  2,957,508

7.   Lease Commitments

     The Company leases the land on which the Route 50 branch in East Berlin is located. The lease obligation, which expires August 31, 2009, requires payments as follows:

                                                             Minimum
                               Period                        rentals

                                2006                      $  15,000
                                2007                         15,000
                                2008                         15,000
                                2009                         10,000
                                                          $  55,000

                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                           Notes to Consolidated Financial Statements


8.   Premises and Equipment

     A summary of premises and equipment and the related depreciation is as follows:

                         Estimated
                         useful life       2005         2004         2003
Land                                   $ 2,092,717  $ 2,076,097  $ 1,893,946
Premises                 5 - 50 years    6,449,630    6,400,025    6,423,636
Furniture and equipment  5 - 40 years    3,517,505    3,473,775    3,446,813
                                        12,059,852   11,949,897   11,764,395
Accumulated depreciation                 5,395,801    5,058,659    4,699,425
Net premises and equipment             $ 6,664,051  $ 6,891,238  $ 7,064,970

Depreciation expense                   $   508,624  $   539,102  $   541,647

9.   Interest-bearing Deposits

     Major classifications of interest-bearing deposits are as follows:

                                     2005             2004              2003
NOW                          $ 62,601,973     $ 68,892,269      $ 63,400,879
Money market                   46,464,340       49,362,532        50,168,501
Savings                        51,648,088       53,667,019        51,495,252
Other time, including
  certificates of deposit      61,907,073       69,308,124        77,279,961
                             $222,621,474     $241,229,944      $242,344,593

     The rate repricing distribution of other time deposits follows:

Three months or less         $ 20,059,735     $ 22,567,632      $ 26,832,009
Over three through twelve
  months                       28,184,281       34,055,564        35,832,764
Over one through two years     13,663,057       12,684,928        14,615,188
                             $ 61,907,073     $ 69,308,124      $ 77,279,961

     Included in other time deposits are certificates of deposit of $100,000 or more as follows:

Amount outstanding           $ 17,878,226     $ 18,624,257      $ 20,037,763
Interest expense             $    337,314     $    276,074      $    324,822

                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                           Notes to Consolidated Financial Statements


10.  Securities Sold Under Agreements to Repurchase

     Securities sold under agreements to repurchase represent overnight borrowings from customers. The government agency securities that collateralize these agreements are owned by the Company but maintained in the custody of an unaffiliated bank designated by the Company. Additional information follows:

                                              2005         2004         2003
Maximum month-end amount outstanding    $ 8,720,287  $ 7,617,275  $ 6,542,540
Average amount outstanding              $ 6,324,760  $ 5,020,784  $ 4,134,892
Average rate paid during the year              .34%         .17%         .24%
Investment securities underlying the
 agreements at year end
   Carrying value                       $18,986,750  $21,991,519  $16,993,472
   Estimated fair value                 $18,805,000  $21,839,000  $17,051,000

11.  Note Payable

     In 1999, the Company purchased real estate in Berlin, financing 100% of the purchase price. In 2003, an operations center was constructed on this site. This 6% unsecured note has a final maturity of September, 2011.
The note requires principal payments as follows:

                              2006                   $ 21,332
                              2007                     22,647
                              2008                     24,044
                              2009                     25,527
                              2010                     27,102
                              2011                     21,417
                                                     $142,069

12.  Profit Sharing Plan

     In 1999, the Company adopted a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all of the employees and allows discretionary Company contributions. Annually, the Board of Directors approves a discretionary contribution in addition to matching 50% of employee contributions to a maximum of 6% of the employee wages.

     The total cost of the profit sharing plan for 2005, 2004, and 2003, was $186,657, $149,171, and $170,395, respectively.

                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                           Notes to Consolidated Financial Statements

13.  Noninterest Expenses

     The components of noninterest other operating expenses follow:

                                          2005             2004           2003
Advertising                          $  147,541       $  145,583     $  152,358
Armored car service                      76,068           60,829         67,517
ATM and debit card                      234,732          232,353        201,354
Business and product development         78,399           70,720         66,480
Computer software amortization          121,982          117,191         91,736
Computer software maintenance contracts 101,875           82,514         97,570
Courier service                         105,148          103,922         93,457
Deposit insurance                        42,098           45,403         46,975
Director fees                            99,900           89,375         84,240
Dues, donations, and subscriptions       94,385           81,328         80,842
Liability insurance                      40,380           41,556         47,160
Postage                                 179,462          169,569        168,083
Professional fees                        65,090           22,745         37,551
Stationery and supplies                 111,593          135,269        125,593
Telephone                               152,464          123,012        117,602
Miscellaneous                           279,742          238,628        237,027
                                     $1,930,859       $1,759,997     $1,715,545


14.  Related Party Transactions

     The executive officers and directors of the Company enter into loan transactions with the Bank in the ordinary course of business. The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions. Executive officers and directors make deposits in the Bank, and invest in uninsured non-deposit investment products. They receive the same rates and terms on insured deposit accounts and securities sold under agreements to repurchase as other customers with similar accounts.

Related party loan activity           2005             2004             2003
Beginning balance               $  6,207,252     $  9,156,940     $ 11,133,959
Advances                          23,755,489        9,146,486        8,550,318
                                  29,962,741       18,303,426       19,684,277
Repayments                         7,741,845       12,096,074       10,527,337
Other decreases                          -                100              -
Ending balance                  $ 22,220,896     $  6,207,252     $  9,156,940

Deposit and non-deposit investment balances
                                $  6,670,094      $13,833,657     $  9,466,866


     The Company obtains legal services from a law firm in which one of the principal attorneys is also a member of the Board of Directors. Fees charged for these services are at similar rates charged by unrelated law firms for similar legal work. Amounts paid to this related party totaled $13,438, and $3,490 during the years ended December 31, 2005, and 2003, respectively. There were no payments to this related party during 2004.

                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                           Notes to Consolidated Financial Statements


15.  Income Taxes

     The components of income tax expense are as follows:

                                      2005             2004             2003
Current
 Federal                        $3,339,742       $2,597,535       $2,613,587
 State                             495,907          386,253          389,254
                                 3,835,649        2,983,788        3,002,841
Deferred                           (81,749)          42,212           46,409
                                $3,753,900       $3,026,000       $3,049,250

     The components of the deferred taxes are as follows:

Provision for loan losses       $   (4,774)      $    5,820       $   (2,372)
Nonaccrual loan interest              -                -                 43
Depreciation                       (42,854)          30,862           47,512
Discount accretion                   3,113            5,367             (128)
Employee benefit                   (37,234)             -                -
Net operating loss carryforward
 for state income tax                  -                163             (163)
Organization costs
                                       -                -              1,517
                                $  (81,749)      $   42,212       $   46,409

     The components of the net deferred tax liability are as follows:

Deferred tax assets
 Allowance for loan losses      $  602,449       $  597,675       $  603,495
  Employee benefit                  37,234              -                -
  Net operating loss
   carryforward for state
   income tax                          -                -                163
                                   639,683          597,675          603,658

Deferred tax liabilities
 Depreciation                      256,119          298,974          268,112
 Discount accretion                 21,875           18,762           13,395
 Unrealized gain on securities
  available for sale               997,025          829,009          677,783
                                 1,275,019        1,146,745          959,290

 Net deferred tax liability     $ (635,336)      $ (549,070)      $ (355,632)

     A reconciliation of the provision for taxes on income from the statutory federal income tax rates to the effective income tax rates follows:

Statutory federal income tax rate    34.0%            34.0%            34.0%
Increase (decrease) in tax rate
 resulting from
  Tax-exempt income                  (1.5)            (2.0)            (1.5)
  State income taxes net of federal
   income tax benefit                 3.1              3.0              3.0
                                     35.6%            35.0%            35.5%

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

                     December 31, 2005        December 31, 2004        December 31, 2003
                   Carrying        Fair     Carrying        Fair     Carrying        Fair
                    amount         value     amount         value     amount         value
Financial assets
 Cash and due from
  banks            $ 24,069,790 $ 24,305,510 $ 21,901,546 $ 22,074,622 $ 20,482,866 $ 20,632,954
 Interest-bearing
  deposits            2,192,731    2,149,957    2,161,496    2,163,186    2,281,337    2,305,344
 Investment
  securities        119,084,440  117,811,806  161,950,732  161,028,985  158,932,277  159,340,681
 Loans, net         204,441,957  204,438,718  161,510,157  161,534,247  162,243,008  162,289,522

Financial liabilities
 Interest-bearing
  deposits         $222,621,474 $222,335,613 $241,229,944 $241,284,245 $242,344,593 $242,471,838
 Note payable           142,069      137,990      162,161      158,414      181,087      176,288

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

     The fair values of equity securities are determined using market quotations. The fair values of debt securities, which are provided by an independent third party, are estimated using a matrix that considers yield to maturity, credit quality, and marketability.

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

                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                           Notes to Consolidated Financial Statements


17.  Capital Standards

     The Federal Reserve Board and the Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The capital ratios and minimum capital adequacy requirements of the Company and the Bank are as follows:

                              Company            Bank        To be well   Minimum
                               Actual           Actual       capitalized  adequacy
(in thousands)             Amount  Ratio    Amount  Ratio       Ratio       Ratio
December 31, 2005
Total risk-based capital
 (to risk weighted assets) $67,783  35.2%   $62,749  32.9%      10.0%       8.0%
Tier 1 capital
 (to risk-weighted assets) $64,663  33.5%   $60,558  31.7%       6.0%       4.0%
Tier 1 capital
 (to average fourth
 quarter assets)           $64,663  16.2%   $60,558  15.4%       5.0%       4.0%

December 31, 2004
Total risk-based capital
 (to risk weighted assets) $67,862  43.3%   $63,174  41.3%      10.0%       8.0%
Tier 1 capital
 (to risk-weighted assets) $65,313  41.7%   $61,260  40.1%       6.0%       4.0%
Tier 1 capital
 (to average fourth
 quarter assets)           $65,313  16.0%   $61,260  15.3%       5.0%       4.0%

December 31, 2003
Total risk-based capital
 (to risk weighted assets) $65,082  39.1%   $60,447  37.1%      10.0%       8.0%
Tier 1 capital
 (to risk-weighted assets) $62,488  37.6%   $58,410  35.9%       6.0%       4.0%
Tier 1 capital
 (to average fourth
 quarter assets)           $62,488  16.0%   $58,410  14.9%       5.0%       4.0%

     Tier 1 capital consists of common stock, additional paid-in capital, and retained earnings. Total risk-based capital includes a limited amount of the allowance for loan losses. In calculating risk-weighted assets, specific risk percentages are applied to each category of asset and off-balance sheet items.

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

                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                           Notes to Consolidated Financial Statements


18.  Parent Company Financial Information


Balance Sheets
                                                  December 31,
                                      2005            2004            2003
              Assets
Cash and due from banks           $     18,212    $     10,651    $     52,244
Interest-bearing deposits              561,527         530,291         650,132
Investment securities available
 for sale                            3,721,949       3,265,566       2,685,158
Investment securities held to
 maturity                              502,064         503,156         499,692
Investment in subsidiary bank       60,945,846      61,630,473      58,798,328
Premises and equipment               1,281,065       1,311,740       1,342,696
Other assets                         4,467,685          77,742         163,001
   Total assets                   $ 71,498,348    $ 67,329,619    $ 64,191,251

              Liabilities and Stockholders' Equity

Dividend payable                  $  4,462,578    $        -      $        -
Deferred income taxes                  709,207         552,841         393,950
Other liabilities                        8,179          79,210         161,269
                                     5,179,964         632,051         555,219
              Stockholders' equity

Common stock                         3,187,556       3,208,478       3,227,966
Additional paid-in capital          15,454,735      16,187,005      16,869,085
Retained earnings                   46,021,128      45,917,427      42,391,363
Accumulated other comprehensive
 income                              1,654,965       1,384,658       1,147,618
   Total stockholders' equity       66,318,384      66,697,568      63,636,032
   Total liabilities and
     stockholders' equity         $ 71,498,348    $ 67,329,619    $ 64,191,251


                                             Statements of Income
                                           Years Ended December 31,
                                      2005            2004            2003
Interest revenue                  $     24,671    $     19,480    $     12,678
Dividend revenue                        55,518          48,676          43,227
Dividends from subsidiary            2,984,551       2,721,640       2,936,869
Equity in undistributed income
  of subsidiary                      3,759,919       2,850,387       2,562,464
Rental income and other fees               -               -             2,028
                                     6,824,659       5,640,183       5,557,266
Expenses
 Occupancy                               2,087           3,251           3,777
 Furniture and equipment                   -               -             1,167
 Other                                  21,034          22,745          20,272
                                        23,121          25,996          25,216
Income before income taxes           6,801,538       5,614,187       5,532,050
Income taxes (benefit)                   3,900           1,000          (8,164)
Net income                        $  6,797,638    $  5,613,187    $  5,540,214

                                Calvin B. Taylor Bankshares, Inc.
                                         and Subsidiary
                           Notes to Consolidated Financial Statements

18.  Parent Company Financial Information (Continued)

                                           Years Ended December 31,
Statements of Cash Flows                 2005           2004           2003

Cash flows from operating activities
  Interest and dividends received    $  3,065,338   $  2,789,328   $  2,992,141
  Rental payments and fees received        33,619         33,600         35,629
  Cash paid for operating expenses        (26,047)       (28,639)       (26,197)
  Income taxes refunded (paid)             (4,194)         1,310       (100,483)
                                        3,068,716      2,795,599      2,901,090
Cash flows from investing activities
  Certificates of deposit purchased,
   net of maturities                       (1,923)          (564)      (500,000)
  Purchase of investments available
   for sale                               (45,379)      (164,504)      (182,500)
  Proceeds from maturities of investments
   held to maturity                           -          500,000            -
  Purchase of investments held to maturity    -         (503,842)           -
                                          (47,302)      (168,910)      (682,500)

Cash flows from financing activities
  Common shares repurchased              (753,192)      (701,568)      (432,949)
  Dividends paid                       (2,231,359)    (2,087,123)    (1,936,869)
                                       (2,984,551)    (2,788,691)    (2,369,818)
Net increase (decrease) in cash            36,863       (162,002)      (151,228)

Cash at beginning of year                  40,374        202,376        353,604
Cash at end of year                  $     77,237   $     40,374   $    202,376


Reconciliation of net income to net cash
 provided by operating activities
   Net income                        $  6,797,638   $  5,613,187   $  5,540,214
   Adjustments to reconcile net income
    to net cash used in operating
    activities
   Undistributed net income of
    subsidiary                         (3,759,919)    (2,850,387)    (2,562,464)
     Amortization of premiums and
      accretion of discounts                1,092             21           (462)
     Depreciation                          30,675         30,957         32,619
     Decrease (increase) in other
      assets                           (4,389,943)        85,259       (159,371)
     Increase (decrease) in Deferred
      income taxes and other
      liabilities                       4,389,173        (83,438)        50,554
                                     $  3,068,716   $  2,795,599   $  2,901,090

Composition of cash and cash equivalents
  Cash and due from banks            $     18,212   $     10,650   $     52,244
  Interest-bearing deposits, except
   for time deposits                       59,025         29,724        150,132
                                     $     77,237   $     40,374   $    202,376

                                Calvin B. Taylor Bankshares, Inc.
                                         And Subsidiary
                           Notes to Consolidated Financial Statements


19.  Quarterly Results of Operations (Unaudited)


                                                    Three months ended
                         December 31,      September 30,      June 30,      March 31,
2005
Interest and
 dividend revenue        $4,793,757        $4,656,566         $4,289,745    $3,941,151
Interest expense            560,574           458,851            388,934       361,014
Net interest
 income                   4,233,183         4,197,715          3,900,811     3,580,137
Provision for loan losses       -                 -                  -             -
Net income                1,703,943         1,905,371          1,687,865     1,500,459
Comprehensive
 income                   1,686,643         1,883,824          1,900,312     1,597,166
Earnings per share            $0.53             $0.60              $0.53         $0.47

2004
Interest and
 dividend revenue        $3,954,857        $3,820,243         $3,733,533    $3,743,122
Interest expense            384,375           382,761            384,221       402,537
Net interest
 income                   3,570,482         3,437,482          3,349,312     3,340,585
Provision for loan losses       -                 -                  -             -
Net income                1,451,346         1,447,964          1,371,093     1,342,784
Comprehensive
 income                   1,564,420         1,663,271          1,235,704     1,386,832
Earnings per share            $0.45             $0.45              $0.43         $0.42

2003
Interest and
 dividend revenue        $3,826,749        $3,934,534         $4,024,543    $3,993,421
Interest expense            435,526           473,779            559,096       663,557
Net interest
 income                   3,391,223         3,460,755          3,465,447     3,329,864
Provision for loan losses       -                 -                  -             -
Net income                1,308,544         1,429,125          1,450,040     1,352,505
Comprehensive
 income                   1,372,451         1,288,388          1,994,551     1,335,174
Earnings per share            $0.40             $0.44              $0.45         $0.42