Form 10-Q
period 2006-03-31
TAYLOR CALVIN B BANKSHARES INC
filed 2006-05-08
CIK 1003986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

Commission File Number:  000-50047

CALVIN B. TAYLOR BANKSHARES, INC.

I.R.S. Employer Identification No.: 52-1948274
State of incorporation: Maryland

Address of principal executive offices: 24 North Main Street,
  Berlin, Maryland 21811
Issuer's telephone number: (410) 641-1700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES [X]    NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer __  Accelerated filer [X]  Non- accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     YES __   NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date:   The registrant had 3,186,014
shares of common stock ($1.00 par) outstanding as of April 30, 2006.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Form 10-Q
Index


Part I  -  Financial Information                                        Page

Item 1  Consolidated Financial Statements
           Consolidated Balance Sheets as of March 31, 2006 and
              December 31, 2005                                          3
           Consolidated Statements of Income for the three months
              ended March 31, 2006 and 2005                              4
           Consolidated Statements of Cash Flows for the three months
              ended March 31, 2006 and 2005                              5-6
           Notes to Consolidated Financial Statements                    7

Item 2  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     8-12

Item 3  Quantitative and Qualitative Disclosures About Market Risk      12

Item 4  Controls and Procedures                                         13

Part II -  Other Information

Item 1  Legal Proceedings                                               14
Item 1A Risk Factors                                                    14
Item 2  Unregistered Sales of Equity Securities and Use of Proceeds     15
Item 3  Defaults Upon Senior Securities                                 15
Item 4  Submission of Matters to a Vote of Security Holders             15
Item 5  Other Information                                               15
Item 6  Exhibits                                                        15-18

Signatures                                                              19

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part I - Financial Information
Consolidated Balance Sheets

                                             (unaudited)
                                               March 31,         December 31,
                                                 2006               2005
Assets
Cash and due from banks                      $  19,865,647      $  24,069,790
Federal funds sold                              14,885,421         26,296,780
Interest-bearing deposits                        2,220,151          2,192,731
Investment securities available for sale         6,755,411          6,505,278
Investment securities held to maturity
  (approximate fair value of $97,199,326
   and $111,306,528)                            98,312,721        112,579,162
Loans, less allowance for loan losses
  of $2,190,734 and $2,190,709                 219,875,078        204,441,957
Premises and equipment                           6,597,851          6,664,051
Accrued interest receivable                      1,632,310          1,504,945
Computer software                                  205,408            228,014
Bank owned life insurance                        4,406,058          4,367,744
Other assets                                       164,101            224,172
                                             $ 374,920,157      $ 389,074,624


Liabilities and Stockholders' Equity
Deposits
  Noninterest-bearing                        $  80,342,041      $  88,236,133
  Interest-bearing                             220,077,435        222,621,474
                                               300,419,476        310,857,607
Securities sold under agreements to repurchase   5,211,045          6,149,263
Dividend payable                                       -            4,462,578
Accrued interest payable                           236,012            177,357
Note payable                                       136,855            142,069
Deferred income taxes                              720,462            635,336
Other liabilities                                  105,098            332,030
                                               306,828,948        322,756,240
Stockholders' equity
 Common stock, par value $1 per share
   Authorized 10,000,000 shares,
   issued and outstanding
   3,186,014 shares at March 31, 2006, and
   3,187,556 shares at December 31, 2005         3,186,014          3,187,556
  Additional paid-in capital                    15,400,765         15,454,735
  Retained earnings                             47,784,529         46,021,128
                                                66,371,308         64,663,419
  Accumulated other comprehensive income         1,719,901          1,654,965
                                                68,091,209         66,318,384
                                             $ 374,920,157      $ 389,074,624

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)

                                           For the three months ended March 31,
                                                 2006               2005
Interest and dividend revenue
  Loans, including fees                      $   3,714,599      $   2,883,229
  U.S. Treasury and
   government agency securities                    731,685            771,093
  State and municipal securities                    47,959             73,027
  Federal funds sold                               137,488            180,184
  Interest-bearing deposits                         17,233             12,162
  Equity securities                                 24,993             21,456
    Total interest and dividend revenue          4,673,957          3,941,151

Interest expense
  Deposits                                         639,642            356,595
  Borrowings                                        11,048              4,419
    Total interest expense                         650,690            361,014

    Net interest income                          4,023,267          3,580,137

Provision for loan losses                              -                  -
    Net interest income after
      provision for loan losses                  4,023,267          3,580,137

Noninterest revenue
  Service charges on deposit accounts              282,220            255,598
  ATM and debit card revenue                       107,398             76,172
  Miscellaneous revenue                             86,008             97,891
    Total noninterest revenue                      475,626            429,661

Noninterest expenses
  Salaries                                         835,017            766,179
  Employee benefits                                212,141            183,027
  Occupancy                                        180,479            163,897
  Furniture and equipment                          109,158            121,711
  Other operating                                  432,697            447,525
    Total noninterest expenses                   1,769,492          1,682,339

    Income before income taxes                   2,729,401          2,327,459

Income taxes                                       966,000            827,000

Net income                                   $   1,763,401      $   1,500,459

Earnings per common share-basic and diluted  $        0.55      $        0.47

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)

                                           For the three months ended March 31,
                                                 2006               2005
Cash flows from operating activities
  Interest and dividends received            $   4,507,986      $   3,766,288
  Fees and commissions received                    421,970            466,133
  Interest paid                                   (592,035)          (367,928)
  Cash paid to suppliers and employees          (1,682,583)        (1,561,650)
  Income taxes paid                             (1,054,938)           (78,920)
                                                 1,600,401          2,223,923
Cash flows from investing activities
  Certificates of deposit purchased,
    net of maturities                               (1,257)               -
  Purchase of investments available for sale      (100,000)          (100,000)
  Proceeds from maturities of investments held
    to maturity                                 14,305,000         22,520,000
  Purchase of investments held to maturity             -          (11,805,437)
  Loans made, net of principal collected       (15,433,121)       (10,097,793)
  Purchases of premises, equipment, and
    computer software                              (60,709)           (69,346)
                                                (1,290,087)           447,424
Cash flows from financing activities
  Net increase (decrease) in
    Time deposits                                4,237,151         (4,709,437)
    Other deposits                             (14,675,281)        10,038,004
    Securities sold under agreements
      to repurchase                               (938,219)        (1,009,976)
  Payments on note payable                          (5,214)            (4,911)
  Common shares repurchased                        (55,512)          (179,064)
  Dividends paid                                (4,462,578)               -
                                               (15,899,653)         4,134,616

Net increase (decrease) in cash
  and cash equivalents                         (15,589,339)         6,805,963
Cash and cash equivalents at
  beginning of period                           50,425,595         54,623,503
Cash and cash equivalents at end of period   $  34,836,256      $  61,429,466

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)

                                           For the three months ended March 31,
                                                 2006               2005
Reconciliation of net income to net cash provided by operating activities

Net income                                   $   1,763,401      $   1,500,459
Adjustments to reconcile net income to
  net cash provided by operating activities

    Depreciation and amortization                  149,515            162,880
    Amortization of premiums and
      accretion of discount, net                   (38,630)           (42,661)
    Decrease (increase) in
      Accrued interest receivable                 (127,365)          (132,204)
      Cash surrender value of bank owned
        life insurance                             (38,314)           (37,812)
      Other assets                                  60,071            133,463
    Increase (decrease) in
      Accrued interest payable                      58,655             (6,914)
      Accrued income taxes                         (97,142)           748,080
      Other liabilities                           (129,790)          (101,368)
                                             $   1,600,401      $   2,223,923

Composition of cash and cash equivalents
    Cash and due from banks                  $  19,865,647      $  29,187,591
    Federal funds sold                          14,885,421         32,181,358
    Interest-bearing deposits,
      except for time deposits                      85,188             60,517
                                             $  34,836,256      $  61,429,466


See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)


1.   Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position and results of operations have been made. These adjustments are of a normal recurring nature. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the audited consolidated financial statements and related footnotes for the Company's year ended
December 31, 2005.

     Consolidation has resulted in the elimination of all significant inter-company accounts and transactions.

     Cash Flows
     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and interest-bearing deposits except for time deposits. Federal funds are purchased and sold for one-day periods.

     Per share data
     Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding, which was 3,186,656 and 3,207,262, for the quarters ended March 31, 2006 and 2005, respectively.


2.   Comprehensive Income

     Comprehensive income consists of:
                                              Three months ended March 31,
                                                 2006               2005

Net income                                   $   1,763,401      $   1,500,459
Unrealized gain (loss) on
  investment securities available for sale,
  net of income taxes                               64,936             96,707
Comprehensive income                         $   1,828,337      $   1,597,166


3.   Loan commitments

     Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Outstanding loan commitments and letters of credit consist of:

                                               March 31,         December 31,
                                                 2006               2005

Loan commitments                             $  42,553,092      $  46,097,798
Standby letters of credit                    $   1,112,769      $   1,272,000

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

     The allowance for loan losses represents a reserve for potential losses in the loan portfolio. It is one of the most difficult and subjective judgments. The adequacy of the allowance for loan losses is evaluated periodically based on a review of the loan portfolio, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level relies on management's judgment about factors affecting loan quality, current trends in delinquencies and charge-offs, and anticipated changes in the composition and size of the portfolio. Management also considers external factors such as changes in the interest rate environ-ment, the view of the Bank's regulators, economic conditions in the Bank's service area and beyond, and legislation that affects the banking industry.

Financial Condition

     Total assets of the Company decreased $14.2 million from December 31, 2005 to March 31, 2006. Historically, during the first quarter of the year, the Bank experiences a decline in deposits since business customers are using their deposits to meet cash flow needs. In the first quarter of 2006 this decline has been larger in both dollars and percentage than in recent past years.

Management attributes this to the rising rate environment in which competitive pressures have increased. Generally, this situation reverses late in the second quarter of the year as the Bank receives deposits from seasonal business customers, summer residents and tourists. This seasonal deposit influx peaks in the third quarter and begins to fall off in the last quarter of each year.

     Average total assets decreased $16.1 million and average deposits decreased $17.8 million from first quarter 2005 to first quarter 2006. Management carefully monitors deposit reductions and the effect on liquidity, taking necessary steps to retain core deposits.

     During the first quarter of 2006, the Bank's gross loan portfolio has increased $15.4 million. Funding for these loans was provided primarily by a reduction in the Bank's investment portfolio. As loans earn at higher rate than investments, this shift has a positive impact on earnings.

     Historically, the Company has low loan charge-offs. Based on a review of the consolidated loan portfolio, the Company determined that an allowance of ..99% of gross loans was adequate as of March 31, 2006. At December 31, 2005, the allowance was 1.06% of gross loans. At March 31, 2006, loans delinquent ninety days or more totaled $33,729 or .02% of the portfolio. At December 31, 2005, loans delinquent ninety days or more totaled $131,717 or .06% of the portfolio. There were no non-accruing loans as of March 31, 2006 or December 31, 2005.

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

     The Company has available lines of credit, including overnight federal funds, reverse repurchase agreements and letters of credit, totaling $21,000,000 as of March 31, 2006.

     Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 47.57% for the first quarter of 2006,
compared to 65.11% for the first quarter of 2005.    This decrease in
liquidity is primarily due to growth in the loan portfolio, which has been funded by a decrease in federal funds sold and investment securities. This shift in earning assets is considered to be favorable to earnings, as average loan rates are higher than average rates on federal funds or the investment portfolio.


Results of Operations

     Net income for the three months ended March 31, 2006, was $1,763,401 or $.55 per share, compared to $1,500,459 or $.47 per share per share for the first quarter of 2005. This represents an increase of $262,942. The key components of net income are discussed in the following paragraphs.

     Net interest income increased $443,130 in the first three months of 2006 compared to the first three months of 2005. The fully taxable equivalent yield on interest earning assets increased by 105 basis points from 4.60% for first quarter 2005 to 5.65% in 2006, while the quarterly yield on interest-bearing liabilities increased by 58 basis points from .60% to 1.18%. These increases reflect the rise of market rates that began in mid-2004. The Company's overnight investment in federal funds sold has repriced with the market, while short-term debt securities are repricing more slowly. Loan rates are relatively unchanged, although increases in the loan portfolio contribute to increased net interest spread. The Company has implemented gradual increases to deposit rates.

     The following table presents information including average balances of interest-earning assets and interest-bearing liabilities, the amount of related interest income and interest expense, and the resulting yields by category of interest-earning asset and interest-bearing liability. In this table, dividends and interest on tax-exempt securities and loans are reported on a fully taxable equivalent basis, which is a non-GAAP measure as defined in SEC Regulation G and Item 10 of SEC Regulation S-K. Management believes that these measures provide better yield comparability as a tool for managing net interest income.


                             Average Balances, Interest, and Yields

                                      For the Quarter Ended                For the Quarter Ended
                                          March 31, 2006                       March 31, 2005

                                  Average                              Average
                                  Balance       Interest  Yield        Balance       Interest  Yield
Assets
Federal funds sold            $  11,961,214  $   137,488  4.66%    $  31,530,783  $   180,184  2.32%
Interest-bearing deposits         2,210,639       17,233  3.16%        2,179,780       12,162  2.26%
Investment securities           111,527,103      868,428  3.16%      155,331,061      944,260  2.47%
Loans, net of allowance         214,622,776    3,721,059  7.03%      165,952,679    2,890,210  7.06%
  Total interest-earning assets 340,321,732  $ 4,744,208  5.65%      354,994,303  $ 4,026,816  4.60%
Noninterest-bearing cash         17,665,735                           19,195,122
Other assets                     13,335,106                           13,211,140
    Total assets              $ 371,322,573                        $ 387,400,565

Liabilities and Stockholders' Equity
Interest-bearing deposits
  Savings and NOW             $ 109,892,061  $    88,712  0.33%    $ 124,020,021  $    80,489  0.26%
  Money market                   43,825,976       78,852  0.73%       47,581,736       46,494  0.40%
  Other time                     64,635,447      472,078  2.96%       66,760,638      229,612  1.39%
    Total interest-bearing
      deposits                  218,353,484      639,642  1.19%      238,362,395      356,595  0.61%
Securities sold under
 agreements to repurchase &
 federal funds purchased          5,384,692        8,943  0.67%        5,298,550        2,011  0.15%
Borrowed funds                      138,638        2,105  6.16%          158,929        2,408  6.14%
    Total interest-bearing
      liabilities               223,876,814      650,690  1.18%      243,819,874      361,014  0.60%
Noninterest-bearing deposits     79,003,525          -                76,907,823          -
                                302,880,339  $   650,690  0.87%      320,727,697  $   361,014  0.46%
Other liabilities                 2,596,084                              423,570
Stockholders' equity             65,846,150                           66,249,298
    Total liabilities and
      stockholders' equity    $ 371,322,573                        $ 387,400,565

Net interest spread                                       4.47%                                4.00%

Net interest income                          $ 4,093,518                          $ 3,665,802

Net margin on interest-earning assets                     4.88%                                4.19%

Tax equivalent adjustment included in:
    Investment income                        $    63,791                          $    78,684
    Loan income                              $     6,460                          $     6,981

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

     No provision for loan losses was charged to expense during the first quarters of 2006 or 2005. Net loan charge-offs (recoveries) were ($25) during the first quarter of 2006 versus ($14,626) during the first quarter of 2005.

     Noninterest revenues exceeds last year by $45,965. Two significant factors are increases to the Bank's fee schedule which were effective in January 2006 and increased usage of VISA debit cards.

     Noninterest expense variances include an increase in salaries of $68,838, of which $48,300 was a special bonus paid to nearly all employees. The Bank employed 97 full time equivalent employees as of March 31, 2006. The Bank hires seasonal employees during the summer. The Company has no employees other than those hired by the Bank.

     Income taxes are $139,000 higher than last year, on a pre-tax income increase of $401,942. This is consistent with the Company's effective tax rate of approximately 35.6%.


Plans of Operation

     The Bank offers a full range of deposit services including checking, NOW, Money Market, and savings accounts, and time deposits including certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market areas at rates competitive to those offered in the area. In addition, the Bank offers certain retirement account services, such as Individual Retirements Accounts ("IRAs"). All deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount allowed by law (generally, $100,000 for non-IRA accounts per depositor and $250,000 for IRAs per depositor, subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

     The Company, through the Bank, also offers a full range of short- to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Company originates commercial and residential mortgage loans and real estate construction and acquisition loans. These lending activities are subject to a variety of lending limits imposed by state and federal law. The Bank may not make any loans to any director or executive officer (except for commercial loans to directors who are not officers or employees) unless the Board of Directors of the Bank approves the loans. The Board of Directors reviews these such loans every six months.

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

Capital Resources and Adequacy

     Total stockholders' equity increased $1,772,825 from December 31, 2005 to March 31, 2006. This increase is attributable to the comprehensive income recorded during the period, as detailed in Note 2 of the Notes to Financial Statements, reduced by $55,512 used to repurchase and retire 1,542 shares of common stock. Stock repurchases were at a price of $36.00 dollars per share.

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

     Tier one risk-based capital ratios of the Company as of March 31, 2006 and December 31, 2005 were 32.7% and 33.5%, respectively. Both are substantially in excess of regulatory minimum requirements.


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

     At March 31, 2006, the Company's interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 28.63%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and, in a rising rate environment, net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.

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

     The Company's management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Company's management, including the CEO and Treasurer, has concluded that the Company's disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

Changes in Internal Controls
     During the quarter ended on the date of this report, there were no signif-icant changes in the Company's internal control over financial reporting that have had or are reasonably likely to have a material affect on the Company's internal control over financial reporting. As of March 31, 2006, the Company's management, including the CEO and Treasurer, has concluded that the Company's internal controls over financial reporting are effective.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part II. Other Information


Item 1  Legal Proceedings
        Not applicable

Item 1A	Risk Factors
     The Company and the Bank are subject to various types of risk during the normal conduct of business. There has been no material increase in any level of risk incurred by the Company or the Bank during the quarter ended March 31, 2006. Following are descriptions of the significant categories of risk most relevant to the Company.

     Credit risk is the risk to a bank's earnings or capital from the potential of an obligor to fulfill its contractual commitment to the bank. Credit risk is most closely associated with a bank's lending.
     Interest rate risk is the risk to earnings or capital from the potential movement in interest rates. It is the sensitivity of a bank's future earnings to interest rate changes.
     Liquidity risk is the risk to earnings or capital from a bank's inability to meet its obligations when they come due without incurring unacceptable losses or costs.
     Market risk is the risk to earnings or capital from changes in the value of portfolios of financial instruments. For most banks, market risk is the risk of a decline in market value of its securities portfolio.
     Transaction risk is the risk to earnings or capital arising from problems with service or product delivery. Transaction risk is the risk of a failure in a bank's operating processes. It is a risk of failure in a bank's automation, its employee integrity, or its internal controls.
     Compliance risk is the risk to earnings or capital from noncompliance with laws, rules, and regulations. In many banks compliance risk is the greatest risk a bank faces.
     Reputation risk is the risk to earnings or capital from negative public opinion. The consumer and consumer relations are critical to a bank's success. Accordingly, a bank's reputation is extremely important and anything that would impair that reputation is a significant risk.
     Strategic risk is the risk to earnings to capital arising from adverse business decisions or improper implementation of those decisions.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table presents information about the Company's repurchase of its equity securities during the calendar quarter ended on the date of this Form 10-Q.

                                   (c) Total number       (d) Maximum Number
         (a) Total    (b) Average  of Shares Purchased    of Shares that may
         Number       Price Paid   as Part of a Publicly  yet be Purchased
Period   of Shares    per Share    Announced Program      Under the Program
January      600        $36.00               600             299,326
February     942        $36.00               942             298,384
March         -            N/A                -              298,384
Totals     1,542        $36.00             1,542                 N/A


     The Company publicly announced on August 14, 2003, that it would repurchase up to 10% of its outstanding equity stock at that time, which equated to a total of 324,000 common shares available for repurchase. On January 1, 2005, this plan was renewed, by public announcement, making up to 10% of the Company's outstanding equity stock at that time, which equated to a total of 320,848 common shares, available for repurchase. There is no expiration date for this program. No other stock repurchase plan or program existed or exists simultan-eously, nor has any other plan or program expired during the period covered by this table. Common shares repurchased under this plan are retired.


Item 3	Defaults Upon Senior Securities
        Not applicable

Item 4	Submission of Matters to a Vote of Security Holders
        There were no matters submitted to security holders for a vote during the quarter ended March 31, 2006.

Item 5	Other information
        Not applicable.

Item 6	Exhibits and Reports on Form 8-K
        a)   Exhibits
          2. Proxy Statement dated April 17, 2006, is incorporated by reference.
         31. Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are presented on pages 16 and 17, respectively.
         32. Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is presented on page 18.
        b)   Reports on Form 8-K
	     There was one report on Form 8-K filed during the quarter ended March 31, 2006.

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

                                        Calvin B. Taylor Bankshares, Inc.

Date:  May 5, 2006                      By: /s/  Raymond M. Thompson
                                                 Raymond M. Thompson,
                                                 Chief Executive Officer

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

                                        Calvin B. Taylor Bankshares, Inc.

Date:  May 5, 2006                      By: /s/  Jennifer G. Hawkins
                                                 Jennifer G. Hawkins
                                                  Treasurer
                                                (Principal Financial Officer)

Exhibit 32
Certification - Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2006 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                                        Calvin B. Taylor Bankshares, Inc.


Date:  May 5, 2006                      By: /s/  Raymond M. Thompson
                                                 Raymond M. Thompson,
                                                 Chief Executive Officer

Date:  May 5, 2006                      By: /s/  Jennifer G. Hawkins
                                                 Jennifer G. Hawkins
                                                 Treasurer
                                                (Principal Financial Officer)

SIGNATURES

     Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Calvin B. Taylor Bankshares, Inc.


Date:  May 5, 2006                      By: /s/  Raymond M. Thompson
                                                 Raymond M. Thompson,
                                                 Chief Executive Officer

Date:  May 5, 2006                      By: /s/  Jennifer G. Hawkins
                                                 Jennifer G. Hawkins
                                                 Treasurer
                                                (Principal Financial Officer)