Form 10-Q
period 2006-06-30
TAYLOR CALVIN B BANKSHARES INC
filed 2006-08-08
CIK 1003986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

Commission File Number: 000-50047

CALVIN B. TAYLOR BANKSHARES, INC.

I.R.S. Employer Identification No.: 52-1948274

State of incorporation: Maryland

Address of principal executive offices: 24 North Main Street, Berlin, Maryland 21811

Issuer’s telephone number: (410) 641-1700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X   NO ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer ____ Accelerated filer   X   Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ____ NO   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The registrant had 3,186,014 shares of common stock ($1.00 par) outstanding as of July 31, 2006.

Calvin B. Taylor Bankshares, Inc. and Subsidiary

Form 10-Q

Index

Part I -	Financial Information	Page
Item 1	Consolidated Financial Statements
	Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	3
	Consolidated Statements of Income for the three months
	ended June 30, 2006 and 2005	4
	Consolidated Statements of Income for the six months
	ended June 30, 2006 and 2005	5
	Consolidated Statements of Cash Flows for the six months
	ended June 30, 2006 and 2005	6-7
	Notes to Consolidated Financial Statements	8-9
Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	10-15
Item 3	Quantitative and Qualitative Disclosures About Market Risks	15
Item 4	Controls and Procedures	16
Part II -	Other Information
Item 1	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17-18
Item 3	Defaults Upon Senior Securities	18
Item 4	Submission of Matters to a Vote of Security Holders	18
Item 5	Other Information	18
Item 6	Exhibits	18-21
	Signatures	22

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part I - Financial Information
Consolidated Balance Sheets
	(unaudited)
	June 30,	December 31,
	2006	2005
Assets
Cash and due from banks	$ 20,258,240	$ 24,069,790
Federal funds sold	26,008,837	26,296,780
Interest-bearing deposits	2,232,228	2,192,731
Investment securities available for sale	8,803,416	6,505,278
Investment securities held to maturity (approximate
fair value of $76,267,903 and $111,306,528)	77,222,368	112,579,162
Loans, less allowance for loan losses
of $2,190,778 and $2,190,709	233,648,286	204,441,957
Premises and equipment	6,630,027	6,664,051
Accrued interest receivable	1,628,232	1,504,945
Computer software	214,675	228,014
Bank owned life insurance	4,446,263	4,367,744
Other assets	241,924	224,172
	$ 381,334,496	$ 389,074,624
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$ 84,940,085	$ 88,236,133
Interest-bearing	218,347,181	222,621,474
	303,287,266	310,857,607
Securities sold under agreements to repurchase	6,832,019	6,149,263
Dividend payable	-	4,462,578
Accrued interest payable	254,339	177,357
Note payable	131,563	142,069
Deferred income taxes	738,829	635,336
Other liabilities	106,125	332,030
	311,350,141	322,756,240
Stockholders' equity
Common stock, par value $1 per share
authorized 10,000,000 shares, issued and outstanding
3,186,014 shares at June 30,2006, and
3,187,556 shares at December 31, 2005	3,186,014	3,187,556
Additional paid-in capital	15,400,765	15,454,735
Retained earnings	49,602,690	46,021,128
	68,189,469	64,663,419
Accumulated other comprehensive income	1,794,886	1,654,965
	69,984,355	66,318,384
	$ 381,334,496	$ 389,074,624
See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)

	For the three months ended June 30,
	2006	2005
Interest and dividend revenue
Loans, including fees	$ 3,928,251	$ 3,204,198
U.S. Treasury and government agency securities	649,515	764,872
State and municipal securities	43,353	71,951
Federal funds sold	200,550	225,819
Interest-bearing deposits	18,090	12,701
Equity securities	18,409	10,204
Total interest and dividend revenue	4,858,168	4,289,745

Interest expense
Deposits	739,085	383,715
Borrowings	11,207	5,219
Total interest expense	750,292	388,934

Net interest income	4,107,876	3,900,811

Provision for loan losses	-	-
Net interest income after provision for loan losses	4,107,876	3,900,811

Noninterest revenue
Service charges on deposit accounts	297,844	266,598
ATM and debit card revenue	130,477	110,689
Miscellaneous revenue	99,970	95,421
Total noninterest revenue	528,291	472,708

Noninterest expenses
Salaries	809,015	766,409
Employee benefits	171,346	200,184
Occupancy	168,430	152,598
Furniture and equipment	130,272	126,753
Other operating	497,943	504,710
Total noninterest expenses	1,777,006	1,750,654

Income before income taxes	2,859,161	2,622,865
Income taxes	1,041,000	935,000

Net income	$ 1,818,161	$ 1,687,865

Earnings per common share - basic and diluted	$ 0.57	$ 0.53
See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)

	For the six months ended June 30,
	2006	2005
Interest and dividend revenue
Loans, including fees	$ 7,642,850	$ 6,087,427
U.S. Treasury and government agency securities	1,381,200	1,535,965
State and municipal securities	91,312	144,978
Federal funds sold	338,038	406,003
Interest-bearing deposits	35,323	24,863
Equity securities	43,402	31,660
Total interest and dividend revenue	9,532,125	8,230,896

Interest expense
Deposits	1,378,727	740,310
Borrowings	22,255	9,638
Total interest expense	1,400,982	749,948

Net interest income	8,131,143	7,480,948

Provision for loan losses	-	-
Net interest income after provision for loan losses	8,131,143	7,480,948

Noninterest revenue
Service charges on deposit accounts	580,065	522,196
ATM and debit card revenue	237,875	186,861
Miscellaneous revenue	185,977	193,312
Total noninterest revenue	1,003,917	902,369

Noninterest expenses
Salaries	1,644,032	1,532,588
Employee benefits	383,487	383,211
Occupancy	348,909	316,495
Furniture and equipment	239,430	248,464
Other operating	930,640	952,235
Total noninterest expenses	3,546,498	3,432,993

Income before income taxes	5,588,562	4,950,324
Income taxes	2,007,000	1,762,000

Net income	$ 3,581,562	$ 3,188,324

Earnings per common share - basic and diluted	$ 1.12	$ 1.00
See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)

	For the six months ended June 30,
	2006	2005
Cash flows from operating activities
Interest and dividends received	$ 9,366,111	$ 8,036,145
Fees and commissions received	923,460	901,216
Interest paid	(1,324,000)	(751,952)
Cash paid to suppliers and employees	(3,371,186)	(3,085,257)
Income taxes paid	(2,124,938)	(1,730,920)
	3,469,447	3,369,232
Cash flows from investing activities
Certificates of deposit purchased, net of maturities	(2,252)	(1,000)
Purchase of investments available for sale	(2,050,203)	(145,379)
Proceeds from maturities of investments held to
maturity	35,395,000	44,845,000
Purchase of investment held to maturity	-	(28,070,433)
Loans made, net of principal collected	(29,206,329)	(27,754,530)
Purchases of premises, equipment,
and computer software	(251,729)	(154,869)
	3,884,487	(11,281,211)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	3,018,750	(7,697,384)
Other deposits	(10,589,091)	20,548,102
Securities sold under agreements to repurchase	682,756	867,981
Payments on note payable	(10,506)	(9,895)
Common shares repurchased	(55,512)	(749,592)
Dividends paid	(4,462,578)	-
	(11,416,181)	12,959,212

Net increase (decrease) in cash and cash equivalents	(4,062,247)	5,047,233
Cash and cash equivalents at beginning of period	50,425,595	54,623,503
Cash and cash equivalents at end of period	$ 46,363,348	$ 59,670,736

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)

	For the six months ended June 30,
	2006	2005
Reconciliation of net income to net cash provided
by operating activities
Net income	$ 3,581,562	$ 3,188,324
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	299,092	323,560
Amortization of premiums and accretion of
discount, net	(42,727)	(66,772)
Decrease (increase) in
Accrued interest receivable	(123,287)	(127,980)
Cash surrender value of bank owned life insurance	(78,519)	(75,436)
Other assets	(17,751)	200,168
Increase (decrease) in
Accrued interest payable	76,982	(2,004)
Other liabilities	(225,905)	(70,628)
	$ 3,469,447	$ 3,369,232

Composition of cash and cash equivalents
Cash and due from banks	$ 20,258,241	$ 18,594,369
Federal funds sold	26,008,837	41,059,122
Interest-bearing deposits, except for time deposits	96,270	17,245
	$ 46,363,348	$ 59,670,736

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position and results of operations have been made. These adjustments are of a normal recurring nature. Results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the audited consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 2005.

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

Per share data
 Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding for the period, as follows:
	2006	2005
Three months ended June 30	3,186,014	3,196,432
Six months ended June 30	3,186,333	3,201,817

2. Comprehensive Income
          Comprehensive income consists of:
	For the six months ended June 30,
	2006	2005
Net income	$ 3,581,562	$ 3,188,324
Unrealized gain (loss) on investment securities
available for sale, net of income taxes	139,921	309,154
Comprehensive income	$ 3,721,483	$ 3,497,478

3. Loan commitments
          Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. As of June 30, outstanding loan commitments and letters of credit consist of:

	2006	2005
Loan commitments	$ 45,053,177	$ 36,185,825
Standby letters of credit	$ 874,086	$ 1,608,631

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

4. New accounting standards
       In February 2006, the FASB published FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No.155" or the "Statement"). SFAS 155 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities" and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Among other things, the Statement resolves issues related to the financial reporting of certain hybrid financial instruments (financial instruments that have embedded derivatives) to be accounted for as a whole at fair value if the holder elects this option. This accounting eliminates the need to bifurcate the derivative from its host. The Statement also eliminates certain previous guidance that provided that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. Lastly, the Statement also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. Management does not expect the adoption of this Statement to have a material impact on the Company’s consolidated financial statements.

      In March 2006, the FASB published FASB Statement No. 156, "Accounting for Servicing of Financial Assets" ("SFAS No.156" or the "Statement"). This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in each of several specific situations. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either of two accepted measurement methods for each class of separately recognized servicing assets and servicing liabilities. Further, the Statement permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. Lastly, the Statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Management does not expect the adoption of this Statement to have a material impact on the Company’s consolidated financial statements.

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

Critical Accounting Policies
 The Company’s financial condition and results of operations are sensitive to accounting measurements and estimates of inherently uncertain matters. When applying accounting policies in areas that are subjective in nature, management uses its best judgment to arrive at the carrying value of certain assets. One of the most critical accounting policies applied is related to the valuation of the loan portfolio. Management estimates the appropriate allowance for loan losses, including the timing of loan charge-offs.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. It is one of the most difficult and subjective judgments. The adequacy of the allowance for loan losses is evaluated periodically based on a review of the loan portfolio, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level relies on management's judgment about factors affecting loan quality, current trends in delinquencies and charge-offs, and anticipated changes in the composition and size of the portfolio. Management also considers external factors such as changes in the interest rate environment, the view of the Bank’s regulators, economic conditions in the Bank’s service area and beyond, and legislation that affects the banking industry.

Financial Condition
 Total assets of the Company decreased $7.7 million from December 31, 2005 to June 30, 2006. Combined deposits and customer repurchase agreements decreased $6.9 million during the same period. During the second quarter of the year, the Bank typically experiences a growth in deposits from seasonal business customers, summer residents and tourists. In 2006, the Bank’s average assets and average deposits decreased modestly from the first quarter to second quarter of 2006 by $1.4 million and $1.3 million, respectively. Management attributes this decrease to 1) increased competition for deposits, evidenced by high rate certificate of deposit "specials" in our market area, 2) a slow down in real estate settlements, reflected in lower attorneys’ account balances, and 3) a return of investor confidence in the stock market, which is causing some reversal of the deposit influx experienced from late 2001 through mid 2004. Management carefully monitors deposit reductions and the effect on liquidity, taking steps to retain core deposits.

During the first six months of 2006, the Bank’s gross loan portfolio has increased $29.2 million. Funding for these loans was provided by a reduction of the investment portfolio. As loans earn at higher average rates than investments, this shift has a positive effect on earnings. The increase in loans does not negatively impact the Company’s ability to meet liquidity demands.

Historically, the Company has low loan charge-offs. Based on a review of the consolidated loan portfolio, the Company determined that an allowance of 0.93% of gross loans was adequate as of June 30, 2006. At December 31, 2005, the allowance was 1.06% of gross loans. At June 30, 2006, loans delinquent ninety days or more and still accruing interest totaled $178,760 or ..08% of the portfolio. At December 31, 2005, loans delinquent ninety days or more and still accruing interest totaled $131,717 or .06% of the portfolio. At June 30, 2006, there was one nonaccrual loan with a balance of $6,601. There were no nonaccrual loans as of December 31, 2005.

The Company makes loans to customers located primarily in the Delmarva region. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

Liquidity
 The Company’s major sources of liquidity are loan repayments, maturities of short-term investments including federal funds sold, and increases in core deposits. Throughout the first quarter of the year, when the Bank typically experiences a decline in deposits, federal funds sold and investment securities are primary sources of liquidity. During the second quarter of the year, additional sources of liquidity become more readily available as business borrowers start repaying loans, and the Bank receives seasonal deposits. Throughout the second and third quarters the Bank maintains a high liquidity level. Funds from seasonal deposits are generally invested in short-term U.S. Treasury Bills and overnight federal funds.

The Company has available lines of credit, including overnight federal funds, reverse repurchase agreements and letters of credit, totaling $21,000,000 as of June 30, 2006.

Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits and retail repurchase agreements were 44.06% for the second quarter of 2006 compared to 47.36% for the first quarter of 2006 and 60.78% for the second quarter of 2005. Contributing to the quarter-to-quarter and year-to-year decreases is growth of the loan portfolio which has been funded by decreased investments in debt securities.

Results of Operations
 Net income for the three months ended June 30, 2006, was $1,818,161 or $.57 per share, compared to $1,687,865 or $.53 per share for the second quarter of 2005. This represents an increase of $130,296 or 7.72% from the prior year. Year to date net income has increased $393,238 or $.12 per share from $3,188,324 or $1.00 per share in 2005 to $3,581,562 or $1.12 per share in 2006. The key components of net income are discussed in the following paragraphs.

For the first six months of 2006 compared to 2005, net interest income increased $650,195. Net interest income increased $207,065 in the second quarter of 2006 compared to the second quarter of 2005. This increase is attributable to 1) a shift in earning assets from federal funds sold and investment securities to higher yielding loans, and 2) the steady rise of market rates that began in mid-2004. The Company’s overnight investment in federal funds sold has repriced with the market, while debt securities are repricing more slowly. Although loan rates are relatively unchanged, increases in the loan portfolio contribute to increased net interest spread. The Company’s Management has implemented gradual increases to deposit rates in response to market pressures.

The tax-equivalent yield on interest earning assets increased by 97 basis points from 4.87% for second quarter 2005 to 5.84% in 2006. The quarterly yield on interest-bearing liabilities increased by 72 basis points from .64% in 2005 to 1.36% in 2006. Combined, the result is an increase in net interest margin of 51 basis points.

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

Average Balances, Interest, and Yields
	For the quarter ended			For the quarter ended
	June 30, 2006			June 30, 2005
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield

Assets
Federal funds sold	$16,961,214	$200,550	4.74%	$31,397,300	$225,819	2.88%
Interest-bearing deposits	2,224,899	18,090	3.26%	2,180,369	12,701	2.34%
Investment securities	95,624,286	770,520	3.23%	144,219,382	923,049	2.57%
Loans, net of allowance	223,805,472	3,940,651	7.06%	182,258,733	3,211,116	7.07%
Total interest-earning assets	338,615,871	$4,929,811	5.84%	360,055,784	$4,372,685	4.87%
Noninterest-bearing cash	18,042,747			20,105,324
Other assets	13,408,287			13,286,839
Total assets	$370,066,905			$393,447,947

Liabilities and Stockholders' Equity
Interest-bearing deposits
NOW	$59,032,074	$33,890	0.23%	$67,814,313	$25,335	0.15%
Money market	42,249,574	82,497	0.78%	53,825,169	53,370	0.40%
Savings	48,192,270	71,317	0.59%	55,094,414	54,359	0.40%
Other time	66,812,366	551,381	3.31%	62,370,006	250,651	1.61%
Total interest-bearing deposits	216,286,284	739,085	1.37%	239,103,902	383,715	0.64%
Securities sold under agreements to repurchase & federal funds purchased	5,504,844	9,180	0.67%	5,465,953	2,885	0.21%
Borrowed funds	133,410	2,027	6.09%	153,969	2,334	6.08%
Total interest-bearing liabilities	221,924,538	750,292	1.36%	244,723,824	388,934	0.64%
Noninterest-bearing deposits	79,718,655			81,014,023
	301,643,193	$750,292	1.00%	325,737,847	$388,934	0.48%
Other liabilities	518,141			529,779
Stockholders' equity	67,905,571			67,180,321
Total liabilities and
stockholders' equity	$370,066,905			$393,447,947
Net interest spread			4.48%			4.23%
Net interest income		$4,179,519			$3,983,751
Net margin on interest-earning assets			4.95%			4.44%

Tax equivalent adjustment in:
Investment income		$59,243			$76,022
Loan income		$12,400			$6,918

The Company’s net interest income is one of the most important factors in evaluating its financial performance. Management uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease one hundred basis points, and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience a decrease of approximately 5.3% in net interest income. Conversely, if prime were to increase one hundred basis points, and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience a corresponding increase in net interest income. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management’s reaction to this rate change would be to reprice its loans or deposits.

No provision for loan losses was charged to expense during the first six months of 2006 or 2005. Net loan charged-offs (recoveries) were ($69) during the first half of 2006 versus ($14,332) in the same period in 2005.

Noninterest revenue for the second quarter and year-to-date exceeds last year by $55,583 and $101,548, respectively. Two factors contribute significantly to this increase. In January 2006, the Bank increased service charges and deposit account activity fees. Additionally, fees related to use of ATM / VISA debit cards continue to rise due to increased usage.

Noninterest expense for the second quarter and year-to-date exceeds last year by $26,352 and $113,505, respectively. An increase of $111,720 in salaries and benefits for the first six months of 2006 includes a bonus of $48,300 which was paid to nearly all employees. The Bank employed 99 full time equivalent employees as of June 30, 2006. The Bank hires seasonal employees during the summer. The Company has no employees other than those hired by the Bank.

Income taxes are $106,000 higher than the same quarter last year, on a pre-tax income increase of $236,296. For the first six months of 2006, income taxes are $245,000 higher than last year, on a pre-tax income increase of $638,238. The Company’s effective tax rate for the first six months of 2006 increased to 35.9% from 35.6% in the same period in 2005.

Plans of Operation
 The Bank offers a full range of deposit services including checking, NOW, Money Market, and savings accounts, and time deposits including certificates of deposit. The transaction accounts and time certificates are tailored to the Bank’s principal market areas at rates competitive to those offered in the area. In addition, the Bank offers certain retirement account services, such as Individual Retirements Accounts ("IRAs"). All deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount allowed by law (generally, $100,000 for non-IRA accounts per depositor and $250,000 for IRAs per depositor, subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

The Company, through the Bank, offers a full range of short- to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Company originates commercial and residential mortgage loans and real estate construction and acquisition loans. These lending activities are subject to a variety of lending limits imposed by state and federal law. The Bank may not make any loans to any director or executive officer (except for commercial loans to directors who are not officers or employees) unless the Board of Directors of the Bank approves the loans. The Board of Directors reviews these loans every six months.

Other bank services include cash management services, 24-hour ATM’s, debit cards, safe deposit boxes, travelers’ checks, direct deposit of payroll and social security, and automatic drafts for various accounts. The Bank offers bank-by-phone and Internet banking services, including electronic bill-payment, to both commercial and retail customers. The Bank also offers non-deposit products including retail repurchase agreements and discount brokerage services through a correspondent bank.

Capital Resources and Adequacy
 Total stockholders’ equity increased $3,665,971 from December 31, 2005 to June 30, 2006. This increase is attributable to comprehensive income recorded during the period, as detailed in Note 2 of the Notes to Financial Statements, reduced by $55,512 used to repurchase and retire 1,542 shares of common stock. Stock repurchases were at a price of $36.00 per share.

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

Tier one risk-based capital ratios of the Company as of June 30, 2006 and December 31, 2005 were 30.1% and 33.5%, respectively. Both are substantially in excess of regulatory minimum requirements.

Website Access to SEC Reports
 The Bank maintains an Internet website at www.taylorbank.com. The Company’s periodic SEC reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, are accessible through this website. Access to these filings is free of charge. The reports are available as soon as practicable after they are filed electronically with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s principal market risk exposure relates to interest rates on interest-earning assets and interest-bearing liabilities. Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company and the Bank are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company's performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management monitors and seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

At June 30, 2006, the Company’s interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 30.03%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.

Item 4. Controls and procedures

Disclosure controls and procedures are designed and maintained by the Company to ensure that information required to be disclosed in the Company’s publicly filed reports is recorded, processed, summarized and reported in a timely manner. Such information must be available to management, including the Chief Executive Officer (CEO) and Treasurer, to allow them to make timely decisions about required disclosures. Even a well-designed and maintained control system can provide only reasonable, not absolute, assurance that its objectives are achieved. Inherent limitations in any system of controls include flawed judgment, errors, omissions, or intentional circumvention of controls.

The Company’s management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

Changes in Internal Controls

During the quarter ended on the date of this report, there were no significant changes in the Company’s internal control over financial reporting that have had or are reasonably likely to have a material affect on the Company’s internal control over financial reporting. As of June 30, 2006, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s internal controls over financial reporting are effective.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part II. Other Information

Item 1 Legal Proceedings

Not applicable

Item 1A Risk Factors

 The Company and the Bank are subject to various types of risk during the normal conduct of business. There has been no material increase in any level of risk incurred by the Company or the Bank during the quarter ended June 30, 2006. Following are descriptions of the significant categories of risk most relevant to the Company.

Credit risk is the risk to the Company’s earnings or capital from the potential of an obligor to fulfill its contractual commitment to the Company. Credit risk is most closely associated with the Company’s lending activities.
Interest rate risk is the risk to earnings or capital from the potential movement in interest rates. It is the sensitivity of the Company’s future earnings to interest rate changes.
Liquidity risk is the risk to earnings or capital from the Company’s inability to meet its obligations when they come due without incurring unacceptable losses or costs.
Market risk is the risk to earnings or capital from changes in the value of portfolios of financial instruments. For the Company, market risk is the risk of a decline in market value of its securities portfolio.
Transaction risk is the risk to earnings or capital arising from problems with service or product delivery. Transaction risk is the risk of a failure in the Company’s operating processes, such as automation, employee integrity, or internal controls.
Compliance risk is the risk to earnings or capital from noncompliance with laws, rules, and regulations. Compliance risk is one of the greatest risks the Company faces.
Reputation risk is the risk to earnings or capital from negative public opinion. Customer and public relations are critical to the Company’s success. Accordingly, the Company’s reputation is extremely important and anything that would impair that reputation is a significant risk.
Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

( c ) The following table presents information about the Company’s repurchase of its equity securities during the calendar quarter ended on the date of this Form 10-Q.
			(c) Total number	(d) Maximum number
	(a) Total	(b) Average	of Shares Puchased	of Shares that may
	Number	Price Paid	as Part of a Publicly	yet be Purchased
Period	of Shares	per Share	Announced Program	Under the Program
April	- 0 -	N/A	- 0 -	298,384
May	- 0 -	N/A	- 0 -	298,384
June	- 0 -	N/A	- 0 -	298,384
Totals	- 0 -	N/A	- 0 -	N/A

The Company publicly announced on August 14, 2003, that it would repurchase up to 10% of its outstanding equity stock at that time, which equated to a total of 324,000 common shares available for repurchase. As of January 1, 2005, this plan was renewed, by public announcement, making up to 10% of the Company’s outstanding equity stock at that time, which equated to a total of 320,848 common shares, available for repurchase. There is no expiration date for this program. No other stock repurchase plan or program existed or exists simultaneously, nor has any other plan or program expired during the period covered by this table. Common shares repurchased under this plan are retired.

Item 3 Defaults Upon Senior Securities

Not applicable

Item 4 Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on May 17, 2006, during which the items detailed in the proxy statement dated April 17, 2006, were approved. This includes the reelection of the Board of Directors.

Item 5 Other information

Not applicable

Item 6 Exhibits and Reports on Form 8-K

a) Exhibits

2. Proxy Statement dated April 17, 2006, is incorporated by reference.

31. Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are presented on pages 19 and 20, respectively.

32. Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is presented on page 21.

b) Reports on Form 8-K

There were no reports on Form 8-K filed for the quarter ended June 30, 2006.

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
4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

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
c. evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d. disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the most recent fiscal quarter that has or is reasonably likely to materially affect the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Calvin B. Taylor Bankshares, Inc.

Date: August 4, 2006_______	By:	/s/ Raymond M. Thompson
Raymond M. Thompson
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
4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

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
c. evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d. disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the most recent fiscal quarter that has or is reasonably likely to materially affect the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Calvin B. Taylor Bankshares, Inc.

Date: August 4, 2006_______	By:	/s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)

Exhibit 32

Certification - Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended June 30, 2006 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Calvin B. Taylor Bankshares, Inc.

Date: August 4, 2006_______	By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

Date: August 4, 2006_______	By:	/s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calvin B. Taylor Bankshares, Inc.

Date: August 4, 2006_______	By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

Date: August 4, 2006_______	By:	/s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)