Form 10-Q
period 2006-09-30
TAYLOR CALVIN B BANKSHARES INC
filed 2006-11-06
CIK 1003986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The registrant had 3,156,683 shares of common stock ($1.00 par) outstanding as of October 31, 2006.

Calvin B. Taylor Bankshares, Inc. and Subsidiary

Form 10-Q

Index

Part I -	Financial Information	Page
Item 1	Consolidated Financial Statements
	Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	3
	Consolidated Statements of Income for the three months
	ended September 30, 2006 and 2005	4
	Consolidated Statements of Income for the nine months
	ended September 30, 2006 and 2005	5
	Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2006 and 2005	6-7
	Notes to Consolidated Financial Statements	8-9
Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	10-15
Item 3	Quantitative and Qualitative Disclosures About Market Risks	15
Item 4	Controls and Procedures	16
Part II -	Other Information
Item 1	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17-18
Item 3	Defaults Upon Senior Securities	18
Item 4	Submission of Matters to a Vote of Security Holders	18
Item 5	Other Information	18
Item 6	Exhibits	18-21
	Signatures	22

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part I - Financial Information
Consolidated Balance Sheets
	(unaudited)
	September 30,	December 31,
	2006	2005
Assets
Cash and due from banks	$ 19,188,701	$ 24,069,790
Federal funds sold	34,737,015	26,296,780
Interest-bearing deposits	2,142,396	2,192,731
Investment securities available for sale	20,773,427	6,505,278
Investment securities held to maturity (approximate
fair value of $70,616,599 and $111,306,528)	70,997,167	112,579,162
Loans, less allowance for loan losses
of $2,190,778 and $2,190,709	228,845,965	204,441,957
Premises and equipment	6,583,350	6,664,051
Accrued interest receivable	1,596,530	1,504,945
Computer software	189,020	228,014
Bank owned life insurance	4,488,032	4,367,744
Other assets	322,407	224,172
	$ 389,864,010	$ 389,074,624
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$ 87,253,780	$ 88,236,133
Interest-bearing	223,614,307	222,621,474
	310,868,087	310,857,607
Securities sold under agreements to repurchase	6,088,972	6,149,263
Dividend payable	-	4,462,578
Accrued interest payable	336,479	177,357
Note payable	126,191	142,069
Deferred income taxes	796,283	635,336
Other liabilities	621,074	332,030
	318,837,086	322,756,240
Stockholders' equity
Common stock, par value $1 per share
authorized 10,000,000 shares, issued and outstanding
3,156,683 shares at September 30,2006, and
3,187,556 shares at December 31, 2005	3,156,683	3,187,556
Additional paid-in capital	14,374,177	15,454,735
Retained earnings	51,590,238	46,021,128
	69,121,098	64,663,419
Accumulated other comprehensive income	1,905,826	1,654,965
	71,026,924	66,318,384
	$ 389,864,010	$ 389,074,624
See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
	For the three months ended
	September 30,
	2006	2005
Interest and dividend revenue
Loans, including fees	$ 4,118,206	$ 3,315,873
U.S. Treasury and government agency securities	709,789	871,838
State and municipal securities	36,227	66,927
Federal funds sold	450,742	378,846
Interest-bearing deposits	20,962	14,766
Equity securities	8,152	8,316
Total interest and dividend revenue	5,344,078	4,656,566

Interest expense
Deposits	832,106	448,726
Borrowings	14,005	10,125
Total interest expense	846,111	458,851

Net interest income	4,497,967	4,197,715
Provision for loan losses	-	-
Net interest income after provision for loan losses	4,497,967	4,197,715

Noninterest revenue
Service charges on deposit accounts	272,495	262,392
ATM and debit card revenue	127,202	108,364
Miscellaneous revenue	84,844	88,536
Total noninterest revenue	484,541	459,292

Noninterest expenses
Salaries	818,334	768,349
Employee benefits	179,344	170,344
Occupancy	188,231	156,146
Furniture and equipment	150,167	147,460
Other operating	517,384	464,337
Total noninterest expenses	1,853,460	1,706,636

Income before income taxes	3,129,048	2,950,371
Income taxes	1,141,500	1,045,000
Net income	$ 1,987,548	$ 1,905,371

Earnings per common share, basic and diluted	$ 0.63	$ 0.60

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
	For the nine months ended
	September 30,
	2006	2005
Interest and dividend revenue
Loans, including fees	$ 11,761,056	$ 9,403,300
U.S. Treasury and government agency securities	2,090,989	2,407,803
State and municipal securities	127,539	211,905
Federal funds sold	788,780	784,849
Interest-bearing deposits	56,285	39,629
Equity securities	51,554	39,976
Total interest and dividend revenue	14,876,203	12,887,462

Interest expense
Deposits	2,210,833	1,189,036
Borrowings	36,260	19,763
Total interest expense	2,247,093	1,208,799

Net interest income	12,629,110	11,678,663
Provision for loan losses	-	-
Net interest income after provision for loan losses	12,629,110	11,678,663

Noninterest revenue
Service charges on deposit accounts	852,560	784,588
ATM and debit card revenue	337,585	277,271
Miscellaneous revenue	298,313	299,802
Total noninterest revenue	1,488,458	1,361,661

Noninterest expenses
Salaries	2,462,366	2,300,937
Employee benefits	562,831	553,555
Occupancy	537,140	472,641
Furniture and equipment	389,597	395,924
Other operating	1,448,024	1,416,572
Total noninterest expenses	5,399,958	5,139,629

Income before income taxes	8,717,610	7,900,695
Income taxes	3,148,500	2,807,000
Net income	$ 5,569,110	$ 5,093,695

Earnings per common share, basic and diluted	$ 1.75	$ 1.59

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the nine months ended
	September 30,
	2006	2005
Cash flows from operating activities
Interest and dividends received	$ 14,636,435	$ 12,536,294
Fees and commissions received	1,367,603	1,322,259
Interest paid	(2,087,971)	(1,179,635)
Cash paid to suppliers and employees	(5,181,433)	(4,783,172)
Income taxes paid	(3,220,114)	(2,690,920)
	5,514,520	5,204,826
Cash flows from investing activities
Certificates of deposit purchased, net of maturities	(3,268)	(1,864)
Purchase of investments available for sale	(13,750,206)	(145,379)
Proceeds from maturities of investments held to
maturity	58,150,000	65,215,000
Purchase of investment held to maturity	(16,026,291)	(45,080,673)
Loans made, net of principal collected	(24,404,008)	(34,433,834)
Purchases of premises, equipment,
and computer software	(335,505)	(218,595)
	3,630,722	(14,665,345)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	12,149,970	(6,464,506)
Other deposits	(12,139,491)	18,603,792
Securities sold under agreements to repurchase	(60,291)	1,543,699
Payments on note payable	(15,878)	(14,956)
Common shares repurchased	(1,111,431)	(749,592)
Dividends paid	(4,462,578)	-
	(5,639,699)	12,918,437

Net increase (decrease) in cash and cash equivalents	3,505,543	3,457,918
Cash and cash equivalents at beginning of period	50,425,595	54,623,503
Cash and cash equivalents at end of period	$ 53,931,138	$ 58,081,421

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the nine months ended
	September 30,
	2006	2005
Reconciliation of net income to net cash provided
by operating activities
Net income	$ 5,569,110	$ 5,093,695
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	452,549	492,740
Amortization of premiums and accretion of
discount, net	(148,182)	(168,795)
Loss on disposition of assets	2,651	2,162
Decrease (increase) in
Accrued interest receivable	(91,585)	(182,373)
Cash surrender value of bank owned life insurance	(120,288)	(113,686)
Other assets	(98,235)	36,914
Increase (decrease) in
Accrued interest payable	159,122	29,164
Other liabilities	(210,622)	15,005
	$ 5,514,520	$ 5,204,826

Composition of cash and cash equivalents
Cash and due from banks	$ 19,188,701	$ 24,123,033
Federal funds sold	34,737,015	33,915,275
Interest-bearing deposits, except for time deposits	5,422	43,113
	$ 53,931,138	$ 58,081,421

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position and results of operations have been made. These adjustments are of a normal recurring nature. Results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the audited consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 2005.
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

Per share data
      Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding for the period, as follows:

	2006	2005
Three months ended September 30	3,176,307	3,187,656
Nine months ended September 30	3,182,979	3,197,045

2. Comprehensive Income
       Comprehensive income consists of:
	For the nine months ended
	September 30,
	2006	2005
Net income	$ 5,569,110	$ 5,093,695
Unrealized gain on investment securities
available for sale, net of income taxes	250,861	287,608
Comprehensive income	$ 5,819,971	$ 5,381,303

3. Loan commitments
     Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. As of September 30, outstanding loan commitments and letters of credit consist of:

	2006	2005
Loan commitments	$ 48,337,226	$ 36,501,237
Standby letters of credit	$ 1,498,823	$ 1,277,488

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

4. New accounting standards

In February 2006, the FASB published FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155" or the "Statement"). SFAS 155 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities" and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Among other things, the Statement resolves issues related to the financial reporting of certain hybrid financial instruments (financial instruments that have embedded derivatives) to be accounted for as a whole at fair value if the holder elects this option. This accounting eliminates the need to bifurcate the derivative from its host. The Statement also eliminates certain previous guidance that provided that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. Lastly, the Statement also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. Management does not expect the adoption of this Statement to have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB published FASB Statement No. 156, "Accounting for Servicing of Financial Assets" ("SFAS No. 156" or the "Statement"). This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in each of several specific situations. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either of two accepted measurement methods for each class of separately recognized servicing assets and servicing liabilities. Further, the Statement permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. Lastly, the Statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Management does not expect the adoption of this Statement to have a material impact on the Company’s consolidated financial statements.

In September, 2006, the FASB published FASB Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"or the "Statement").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management does not expect SFAS No. 157 to have a material impact on the Company’s consolidated financial statements.

In September, 2006, the FASB published FASB Statement No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)".  Under this new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets.  The effective date of the recognition and disclosure provisions for calendar-year public companies is for calendar years ending after December 15, 2006.  Management does not expect SFAS No. 158 to have a material impact on the Company's consolidated financial statements since the Company does not currently have any defined benefit plans.

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

Financial Condition

Total assets of the Company increased $789,386 from December 31, 2005 to September 30, 2006. Combined deposits and customer repurchase agreements decreased $49,811 during the same period. The Company’s average assets and average deposits increased from the second to third quarters of 2006 by $15.9 million and $13.4 million, respectively. This increase results from an annual cycle related to the local summer tourism industry. Management expects that asset size and deposit volume will fall during the fourth quarter as seasonal deposits are withdrawn.

During the first nine months of 2006, the Bank’s gross loan portfolio has increased $24.4 million. Funding for these loans was provided by reduction of the investment portfolio. As loans earn at higher average rates than investments, this shift has a positive effect on earnings. The increase in loans does not negatively impact the Company’s ability to meet liquidity demands.

Historically, the Company has low loan charge-offs. Based on a review of the consolidated loan portfolio, the Company determined that an allowance of 0.95% of gross loans was adequate as of September 30, 2006. At December 31, 2005, the allowance was 1.06% of gross loans. At September 30, 2006, loans delinquent ninety days or more and still accruing interest totaled $225,515 or .10% of the portfolio. At December 31, 2005, loans delinquent ninety days or more and still accruing interest totaled $131,717 or .06% of the portfolio. At September 30, 2006, there was one nonaccrual loan with a balance of $5,357. There were no nonaccrual loans as of December 31, 2005.

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

The Company has available lines of credit, including overnight federal funds, reverse repurchase agreements and letters of credit, totaling $21,000,000 as of September 30, 2006.

Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits and retail repurchase agreements were 44.81% for the third quarter of 2006 compared to 44.06% for the second quarter of 2006 and 61.61% for the third quarter of 2005. Contributing to the year-to-year decrease is growth of the loan portfolio which has been funded by decreased investments in debt securities. Liquidity levels have been stable from the second to the third quarter of this year.

Results of Operations

Net income for the three months ended September 30, 2006, was $1,987,548 or $.63 per share, compared to $1,905,371 or $.60 per share for the third quarter of 2005. This represents an increase of $82,177 or 4.31% from the prior year. Year to date net income has increased $475,415 or $.16 per share from $5,093,695 or $1.59 per share in 2005 to $5,569,110 or $1.75 per share in 2006. The key components of net income are discussed in the following paragraphs.

For the first nine months of 2006 compared to 2005, net interest income increased $950,447. Net interest income increased $300,252 in the third quarter of 2006 compared to the third quarter of 2005. This increase is attributable to 1) a shift in earning assets from federal funds sold and investment securities to higher yielding loans and 2) market rate increases that began in mid-2004. The Company’s overnight investment in federal funds sold has repriced with the market, while debt securities and deposits in other banks are repricing more gradually. Although loan yields have increased only slightly, increases in the loan portfolio contribute to increased net interest spread. The Company’s Management has implemented gradual increases to deposit rates in response to market pressures.

The tax-equivalent quarterly yield on interest-earning assets increased by 111 basis points from 4.97% for third quarter 2005 to 6.08% in 2006. The quarterly yield on interest-bearing liabilities increased by 78 basis points from .74% in 2005 to 1.52% in 2006. Combined, the result is an increase in net margin on interest-earning assets of 64 basis points.

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

Average Balances, Interest, and Yields
	For the quarter ended			For the quarter ended
	September 30, 2006			September 30, 2005
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield

Assets
Federal funds sold	$34,536,931	$450,742	5.18%	$44,317,690	$378,846	3.39%
Interest-bearing deposits	2,200,454	20,962	3.78%	2,164,972	14,766	2.71%
Investment securities	86,506,091	806,850	3.70%	143,770,375	1,017,017	2.81%
Loans, net of allowance	230,717,689	4,142,871	7.12%	187,679,503	3,322,526	7.02%
Total interest-earning assets	353,961,165	$5,421,425	6.08%	377,932,540	$4,733,155	4.97%
Noninterest-bearing cash	18,497,065			20,786,478
Other assets	13,556,213			13,072,374
Total assets	$386,014,443			$411,791,392

Liabilities and Stockholders' Equity
Interest-bearing deposits
NOW	$55,258,697	$32,594	0.23%	$67,815,151	$25,743	0.15%
Money market	42,420,120	82,943	0.78%	53,795,227	53,728	0.40%
Savings	47,520,408	70,538	0.59%	54,900,239	54,572	0.39%
Other time	68,473,727	646,031	3.74%	61,425,769	314,683	2.03%
Total interest-bearing deposits	213,672,952	832,106	1.55%	237,936,386	448,726	0.75%
Securities sold under agreements to repurchase & federal funds purchased	6,872,328	12,059	0.70%	7,802,266	7,866	0.40%
Borrowed funds	128,086	1,946	6.03%	148,953	2,259	6.02%
Total interest-bearing liabilities	220,673,366	846,111	1.52%	245,887,605	458,851	0.74%
Noninterest-bearing deposits	95,741,109			96,799,285
	316,414,475	$846,111	1.06%	342,686,890	$458,851	0.53%
Other liabilities	457,252			142,224
Stockholders' equity	69,142,716			68,962,278
Total liabilities and
stockholders' equity	$386,014,443			$411,791,392
Net interest spread			4.56%			4.23%
Net interest income		$4,575,314			$4,274,304
Net margin on interest-earning assets			5.13%			4.49%

Tax equivalent adjustment in:
Investment income		$52,682			$69,936
Loan income		$24,665			$6,653

The Company’s net interest income is one of the most important factors in evaluating its financial performance. Management uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease one hundred basis points, and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience a decrease of approximately 5.1% in net interest income. Conversely, if prime were to increase one hundred basis points, and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience a corresponding increase in net interest income. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management’s reaction to this rate change would be to reprice its loans or deposits.

No provision for loan losses was charged to expense during the first three quarters of 2006 or 2005. Net loan charged-offs (recoveries) were ($69) during the first nine months of 2006 versus ($15,182) in the same period in 2005.

Noninterest revenue for the third quarter and year-to-date exceeds last year by $25,249 and $126,797, respectively. Two factors contribute significantly to this increase. In January 2006, the Bank increased service charges and deposit account activity fees. Additionally, fees related to use of ATM / VISA debit cards continue to rise due to increased usage.

Noninterest expense for the third quarter and year-to-date exceeds last year by $146,824 and $260,329, respectively. An increase of $170,705 in salaries and benefits for the first nine months of 2006 includes a bonus of $48,300 which was paid to nearly all employees. The Bank employed 95 full time equivalent employees as of September 30, 2006. The Bank hires seasonal employees during the summer. The Company has no employees other than those hired by the Bank.

Income taxes are $96,500 higher than the same quarter last year, on a pre-tax income increase of $178,677. For the first nine months of 2006, income taxes are $341,500 higher than last year, on a pre-tax income increase of $816,915. The Company’s effective tax rate for the first nine months of 2006 increased to 36.1% from 35.5% in the same period in 2005. The higher effective rate results from a reduction of tax preferenced income both in actual dollars and as a percentage of pretax income.

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

Capital Resources and Adequacy

Total stockholders’ equity increased $4,708,540 from December 31, 2005 to September 30, 2006. This increase is attributable to comprehensive income recorded during the period, as detailed in Note 2 of the Notes to Financial Statements, reduced by $1,111,431 used to repurchase and retire 30,873 shares of common stock. Stock repurchases were at a price of $36.00 per share.

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

Tier one risk-based capital ratios of the Company as of September 30, 2006 and December 31, 2005 were 32.7% and 33.5%, respectively. Both are substantially in excess of regulatory minimum requirements.

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

At September 30, 2006, the Company’s interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 28.32%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.

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

The Company’s management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

Changes in Internal Controls

During the quarter ended on the date of this report, there were no significant changes in the Company’s internal control over financial reporting that have had or are reasonably likely to have a material affect on the Company’s internal control over financial reporting. As of September 30, 2006, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s internal controls over financial reporting are effective.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part II. Other Information

Item 1 Legal Proceedings
 Not applicable

Item 1A Risk Factors

The Company and the Bank are subject to various types of risk during the normal conduct of business. There has been no material increase in any level of risk incurred by the Company or the Bank during the quarter covered by this report. Following are descriptions of the significant categories of risk most relevant to the Company.
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

			(c) Total number	(d) Maximum number
	(a) Total	(b) Average	of Shares Purchased	of Shares that may
	Number	Price Paid	as Part of a Publicly	yet be Purchased
Period	of Shares	per Share	Announced Program	Under the Program
July	-	N/A	-	298,384
August	28,035	36.00	28,035	270,349
September	1,296	36.00	1,296	269,053
Totals	29,331	36.00	29,331	N/A

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

b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter covered by this report.

Exhibit 31.1

Certification - Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Raymond M. Thompson, certify that:
I have reviewed this quarterly report on Form 10-Q of Calvin B. Taylor Bankshares, Inc.;

1. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
2. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
3. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:
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
c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the most recent fiscal quarter that has or is reasonably likely to materially affect the registrant’s internal control over financial reporting; and
 4. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):
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
Calvin B. Taylor Bankshares, Inc.

Date: November 6, 2006_______	By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

Exhibit 31.2

Certification - Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jennifer G. Hawkins, certify that:
I have reviewed this quarterly report on Form 10-Q of Calvin B. Taylor Bankshares, Inc.;

1. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
2. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
3. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:
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
c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the most recent fiscal quarter that has or is reasonably likely to materially affect the registrant’s internal control over financial reporting; and
 4. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):
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
Calvin B. Taylor Bankshares, Inc.

Date: November 6, 2006_______	By:	/s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)

Exhibit 32

Certification - Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2006 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Calvin B. Taylor Bankshares, Inc.

Date: November 6, 2006_______	By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

Date: November 6, 2006_______	By:	/s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calvin B. Taylor Bankshares, Inc.

Date: November 6, 2006_______	By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

Date: November 6, 2006_______	By:	/s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)