Form 10-K
period 2006-12-31
TAYLOR CALVIN B BANKSHARES INC
filed 2007-03-13
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
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

    Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ X ] No ____
    Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ____ No [ X ]
    Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No ____
    Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ____ Accelerated filer [ X ] Non- accelerated filer ____
    Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ____ No [ X ]

The aggregate market value of the Common Stock, all of which has voting rights, held by non-affiliates of the registrant on December 31, 2006, was $98,432,775. This calculation is based upon the last price known to the registrant at which its Common Stock was sold as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2006, the last known sale price was $37.50 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

On February 28, 2007, 3,145,489 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
 The Company's Proxy Statement for Annual Meeting of Stockholders to be held on May 17, 2006, is incorporated by reference in this Form 10-K in Part III, Item 10, Item 11, Item 12, Item 13, and Item 14.

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
   Much of the Bank’s service area is located along the shores of the Atlantic Ocean and has grown as both a resort and a retirement community. The principal components of the economy are tourism and agriculture. Berlin has a strong component of health-care related businesses. The tourist businesses of Ocean City, Maryland and Bethany, Delaware and the health-care facilities in Berlin, Maryland (including Berlin Nursing Home and Atlantic General Hospital) are among the largest employers in the counties.

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
    Other bank services include cash management services, 24-hour ATM’s, debit cards, safe deposit boxes, travelers’ checks, direct deposit of payroll and social security funds, and automatic drafts for various accounts. The Bank offers bank-by-phone and Internet banking services, including electronic bill-payment, to both commercial and retail customers. The Bank also offers non-deposit products including retail repurchase agreements and discount brokerage services through a correspondent bank.

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
    The Bank employs traditional marketing media including local newspapers and radio, to attract new customers. Bank officers, directors, and employees are active in numerous community organizations and participate in community-based events. These activities and referrals by satisfied customers result in new business.

Employees
     As of December 31, 2006, the Bank employed 98 full-time equivalent employees. The Company's operations are conducted through the Bank. Consequently, the Company does not have separate employees. None of the employees of the Bank are represented by any collective bargaining unit. The Bank considers its relations with its employees to be good.

SUPERVISION AND REGULATION

    The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not stockholders. The following is a summary of certain statutes, rules, and regulations affecting the Company and the Bank. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.
    Proposed legislative changes and the policies of various regulatory authorities may affect the operations of the Company and the Bank and those effects may be material. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic controls, or new federal or state legislation may have in the future.

The Company
 Bank Holding Company Act of 1956
    The Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956 ( BHCA). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the Bank’s activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its Subsidiary, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing and controlling banks as to be a proper incident thereto.
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

Securities Exchange Act of 1934
     The Company’s common stock is registered with the Securities and Exchange Commission (SEC) under Section 12(g) of the Securities Exchange Act of 1934 (the Act). The Company is, therefore, subject to periodic and ad hoc information reporting, proxy solicitation rules, restrictions on insider trading, and other requirements of the Act.

Sarbanes-Oxley Act
    The Sarbanes-Oxley Act (SOX) of 2002 imposed additional disclosure requirements in the Company’s reports filed with SEC. SOX defines new standards of independence for insiders, provides guidance for certain Board committees including the composition of those committees, and establishes corporate governance requirements.

The Bank
    General. The Bank operates as a state nonmember banking association incorporated under the laws of the State of Maryland. It is subject to examination by the FDIC and the state department of banking regulation for each state in which it has a branch. The States and FDIC regulate or monitor all areas of the Bank’s operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The FDIC requires the Bank to maintain certain capital ratios and imposes limitations on the Bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. The Bank is required by the FDIC to prepare quarterly reports on the Bank’s financial condition.
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

Transactions With Affiliates and Insiders
    The Bank is subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investment in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. In addition, each covered transaction must meet specific collateral requirements. The Bank is also subject to Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal stockholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Community Reinvestment Act
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

USA Patriot Act
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

Other Regulations
     Interest and certain other charges collected or contracted for by the Bank are subject to state and federal laws concerning interest rates. The Bank’s loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed, or other prohibited bases in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank are also subject to the Right to Financial Privacy Act which imposes a duty to maintain confidentiality of customers’ financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Fund Transfers Act as implemented by the Federal Reserve Board’s Regulation E which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Deposit Insurance
    The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds are maintained for commercial banks (BIF) and thrifts (SAIF), with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. The Federal Deposit Insurance Reform Act of 2005 creates a revised deposit insurance assessment rate structure, effective January 1, 2007. Under this system, assessment rates are based on Risk Categories as determined by a combination of CAMELS component ratings and financial ratios. Banks in Risk Category I, the lowest risk profile, will be assessed at a rate of 5 to 7 basis points. A One-time Assessment Credit for banks that were in existence on December 31, 1996, will be applied to offset assessments dollar-for-dollar until full benefit of the credit is received. In addition to the amount paid for deposit insurance, banks are assessed an additional amount to service the interest on the bond obligations of the Financial Corporation (FICO). Any increase in deposit insurance premiums for the Bank will increase the Bank’s operating expenses, and there can be no assurance that such costs can be passed on to the Bank’s customers.

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
    The Company's ability to pay any cash dividends to its stockholders in the future will depend primarily on the Bank's ability to pay dividends to the Company. In order to pay dividends to the Company, the Bank must comply with the requirements of all applicable laws and regulations. Under Maryland law, the Bank must pay a cash dividend only from the following, after providing for due or accrued expenses, losses, interest, and taxes: (i) its undivided profits, or (ii) with the prior approval of the Department of Financial Regulation, its surplus in excess of 100% of its required capital stock. Under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See "Capital Regulations" below. See Item 5 for a discussion of dividends paid by the Company in the past three years.
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
    FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories for compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2006, the Company and the Bank were qualified as "well capitalized." For further discussions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Capital."

Recent Legislative Developments
     Periodically, the federal and state legislatures consider bills with respect to the regulation of financial institutions. Some of these proposals could significantly change the regulation of banks and the financial services industry. The Company cannot predict if such proposals will be adopted or the affect to the Company.

Item 1A. Risk Factors

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

Item 2. Properties

    The Company has ten branch locations, all of which are owned by the Company or the Bank. The Bank leases the land on which the East Berlin branch is located. The locations are described as follows:

Office	Location	Square Footage
Main Office, Berlin	24 North Main Street, Berlin, Maryland 21811	24,229
East Berlin Office	10524 Old Ocean City Boulevard, Berlin, Maryland 21811	1,500
20th Street Office	100 20th Street, Ocean City, Maryland 21842	3,100
Ocean Pines Office	11003 Cathell Road, Berlin, Maryland 21811	2,420
Mid-Ocean City Office	9105 Coastal Highway, Ocean City, Maryland 21842	1,984
North Ocean City Office	14200 Coastal Highway, Ocean City, Maryland 21842	2,545
West Ocean City Office	9923 Golf Course Road, Ocean City, Maryland 21842	2,496
Pocomoke Office	2140 Old Snow Hill Road, Pocomoke, Maryland 21851	2,624
Snow Hill Office	108 West Market Street, Snow Hill, Maryland 21863	3,773
Ocean View, Delaware Office	50 Atlantic Avenue, Ocean View, Delaware 19970	4,900

    The Berlin office is the centralized location for the Company and the Bank. Executive offices, loan processing, proof, bookkeeping, and the computer department are housed there. Most branches have a manager who also serves as a loan officer. All offices participate in normal day-to-day banking operations. The Company operates automated teller machines in all branches and at one non-branch location in a local hospital.

Item 3. Legal Proceedings

(a) There are no material pending legal proceedings to which the Company or the Bank or any of their properties are subject.
(b) No proceedings were terminated during the fourth quarter of the fiscal year covered by this report.

Item 4. Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    The Company's Articles of Incorporation, as amended, authorize it to issue up to 10,000,000 shares of common stock.
    As of February 28, 2007 there were approximately 1,027 stockholders of record and 3,145,489 shares of Common Stock issued and outstanding. There is no established public trading market in the stock, and there is no likelihood that a trading market will develop in the near future. Transactions in the common stock are infrequent and are frequently negotiated privately between the persons involved in those transactions.
    All outstanding shares of common stock of the Company are entitled to share equally in dividends from funds legally available, when, as, and if declared by the Board of Directors. The Company paid or declared dividends of $.75 per share in 2006, $2.10 per share in 2005, and $.65 per share in 2004. Included is a special cash dividend of $1.40 per share in 2005, which is not expected to be an annual event.
    The following table presents information about the Company’s repurchase of its equity securities during the calendar quarter ended on the date of this Form 10-K.

	(a) Total Number of shares	(b) Average Price Paid per Share	(c ) Total Number of Shares Purchased as Part of a Publicly Announced Program	(d) Maximum Number of Shares that may yet be Purchased Under the Program
Period
October	-0-	N/A	-0-	269,053
November	2,340	$36.00	2,340	266,713
December	4,987	$36.00	4,987	261,726
Totals	7,327	$36.00	7,327

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
   As of January 1, 2005, this plan was renewed, by public announcement, making up to 10% of the Company’s outstanding equity stock at that time, which equates to a total of 320,848 common shares, available for repurchase. This renewal continues into 2007. Common shares repurchased under this plan are retired.

Item 6. Selected Financial Data

The following table presents selected financial data for the five years ended December 31, 2006.

	2006	2005	2004	2003	2002
(Dollars in thousands, except for per share data)
At Year End
Total assets	$ 367,532	$ 389,075	$ 393,333	$ 386,486	$ 369,243
Total deposits	$ 290,325	$ 310,858	$ 319,772	$ 317,946	$ 301,495
Total loans, net of unearned income and
allowance for loan losses	$ 231,252	$ 204,442	$ 161,510	$ 162,243	$ 161,825
Total stockholders’ equity	$ 70,170	$ 66,318	$ 66,698	$ 63,636	$ 60,015

For the Year
Net interest income	$ 16,963	$ 15,912	$ 13,698	$ 13,647	$ 13,741
Net income	$ 7,400	$ 6,798	$ 5,613	$ 5,540	$ 5,754

Per share data
Book value	$ 22.28	$ 20.81	$ 20.79	$ 19.71	$ 18.52
Net income	$ 2.33	$ 2.13	$ 1.74	$ 1.71	$ 1.78
Cash dividends declared	$ .75	$ 2.10	$ .65	$ .60	$ 1.00

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
   The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes and other statistical information included in this report.

Overview
    Consolidated income of the Company is derived primarily from operations of the Bank. Net income for 2006 was $7,400,369 compared to $6,797,638 for 2005 and $5,613,187 for 2004. The Company had a return on average equity of 10.87% and return on average assets of 1.97% for 2006, compared to returns on average equity of 10.01% and 8.64%, and returns on average assets of 1.71% and 1.42%, for 2005 and 2004, respectively.

Results of Operations
     The Company’s net income of $7,400,369, or $2.33 per share, for the year ended December 31, 2006, was an increase of $602,731 or 8.87%, from net income of $6,797,638, or $2.13 per share, for the year ended December 31, 2005. Contributing to this increase was a $1,050,666 (6.60%) increase in net interest income. Noninterest revenue increased $149,370 (8.30%) from 2005 to 2006, while noninterest expense increased $195,005 (2.72%) during the same period.
    The Company’s net income of $6,797,638, or $2.13 per share, for the year ended December 31, 2005, was an increase of $1,184,451 or 21.10%, from the net income of $5,613,187, or $1.74 per share, for the year ended December 31, 2004. Contributing to this increase was a $2,213,985 (16.16%) increase in net interest income. Noninterest revenue increased $49,577 (2.83%) from 2004 to in 2005, while noninterest expense increased $351,211 (5.16%) during the same period.
    The Company’s net income of $1,831,259 or $.58 per share, for the quarter ended December 31, 2006, was an increase of $127,316, or 7.47%, from the net income of $1,703,943 or $.53 per share, for the quarter ended December 31, 2005. Increased net interest income, the primary reason for the increase, was due to a second year of continued growth in the Bank’s loan portfolio and higher earnings rates on the Bank’s investments. Deposit interest expense increased due to rate increases targeted at deposit retention.
    The Company’s net income of $1,703,943 or $.53 per share, for the quarter ended December 31, 2005, was an increase of $252,597, or 17.40%, from the net income of $1,451,346 or $.45 per share, for the quarter ended December 31, 2004. Increased net interest income, the primary reason for the increase, was due to growth in the Bank’s loan portfolio and higher earnings rates on the Bank’s investments. Deposit interest expense increased due to rate increases, but the effect on earnings was ameliorated by a reduction in the volume of time deposits.

Net Interest Income
     The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balance of interest-earning assets and the Company’s funding sources and the various rate spreads between the interest-earning assets and funding sources. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities. The volume of interest-earning assets and interest-bearing liabilities is affected by the ability to manage the earning-asset portfolio, which includes loans, and the availability of particular sources of funds, such as noninterest-bearing deposits.
    The key performance measure for net interest income is the "net margin on interest-earning assets," or net interest income divided by average interest-earning assets. The Company's net interest margin for 2006 on a non-GAAP tax-equivalent basis, was 5.02%, compared to 4.45% and 3.88% for 2005 and 2004, respectively. Because most of the Bank’s loans are written with a demand feature, the income of the Bank should not change dramatically as interest rates change. Management of the Company expects to maintain the net margin on interest-earning assets. The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although such expectations are based on management's judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management's expectations cannot be assured.
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

	Average Balances, Interest, and Yields
	(Dollars stated in thousands)
	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2006			December 31, 2005			December 31, 2004
	Average			Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$ 22,547	$ 1,137	5.04%	$ 34,233	$ 1,078	3.15%	$ 41,762	$ 547	1.31%
Interest-bearing deposits	2,173	79	3.64%	2,175	56	2.56%	2,201	48	2.16%
Investment securities:
U. S. Treasury	71,441	2,614	3.66%	105,456	2,881	2.73%	116,537	2,443	2.10%
U. S. Government Agency	13,378	398	2.98%	19,666	525	2.67%	18,844	503	2.67%
State and municipal	7,443	219	2.94%	16,618	388	2.34%	19,004	407	2.14%
Other	1,900	102	5.37%	1,882	90	4.80%	1,786	79	4.43%
Total investment securities	94,162	3,333	3.54%	143,622	3,884	2.70%	156,171	3,432	2.20%
Loans:
Commercial	23,804	1,711	7.19%	19,134	1,322	6.91%	15,243	1,052	6.90%
Mortgage	200,588	14,020	6.99%	165,415	11,485	6.94%	146,121	10,289	7.04%
Consumer	2,491	206	8.27%	2,083	178	8.53%	2,305	201	8.73%
Total loans	226,883	15,937	7.02%	186,632	12,985	6.96%	163,669	11,542	7.05%
Allowance for loan losses	2,190			2,193			2,188
Total loans, net of allowance	224,693	15,937	7.09%	184,439	12,985	7.04%	161,481	11,542	7.15%
Total interest-earning assets	343,575	$ 20,486	5.96%	364,469	$ 18,003	4.94%	361,615	$ 15,569	4.31%
Noninterest-bearing cash	17,694			19,946			19,705
Premises and equipment	6,605			6,757			6,968
Other assets	7,358			6,194			6,428
Total assets	$375,232			$397,366			$394,716
Interest-bearing deposits
NOW	$ 57,052	$ 141	0.25%	$ 67,452	$ 101	0.15%	$ 64,537	$ 97	0.15%
Money market	41,810	335	0.80%	50,537	218	0.43%	49,733	198	0.40%
Savings	47,812	285	0.60%	54,988	218	0.40%	53,196	213	0.40%
Other time	68,359	2,414	3.53%	63,710	1,202	1.89%	72,621	1,028	1.42%
Total interest-bearing deposits	215,033	3,175	1.48%	236,687	1,739	0.73%	240,087	1,536	0.64%
Securities sold under agreements
to repurchase	5,878	40	0.68%	6,325	22	0.34%	5,021	8	0.17%
Borrowed funds	145	8	5.52%	151	9	6.07%	171	10	6.06%
Total interest-bearing liabilities	221,056	3,223	1.46%	243,163	1,770	0.73%	245,279	1,554	0.63%
Noninterest-bearing deposits	84,380	-		85,526	-		83,498	-
	305,436	$ 3,223	1.06%	328,689	$ 1,770	0.54%	328,777	$ 1,554	0.47%
Other liabilities	1,739			750			990
Stockholders' equity	68,057			67,927			64,949
Total liabilities and
stockholders' equity	$375,232			$397,366			$394,716
Net interest spread			4.50%			4.21%			3.68%
Net interest income		$ 17,263			$ 16,233			$ 14,015
Net margin on interest-earning assets			5.02%			4.45%			3.88%

Tax equivalent adjustment included in:
Investment income		$ 231			$ 291			$ 286
Loan income		$ 69			$ 27			$ 31

	Analysis of Changes in Net Interest Income
	(Dollars stated in thousands)

	Year ended December 31,			Year ended December 31,
	2006 compared with 2005			2005 compared with 2004
	variance due to			variance due to
	Total	Rate	Volume	Total	Rate	Volume
Interest-earning assets
Federal funds sold	59	427	(368)	531	630	(99)
Interest-bearing deposits	23	23	-	8	9	(1)
Investment securities:
U. S. Treasury	(267)	662	(929)	438	670	(232)
U. S. Government Agency	(127)	41	(168)	22	-	22
State and municipals	(169)	45	(214)	(19)	32	(51)
Other	12	11	1	11	7	4
Loans:
Commercial	389	66	323	270	1	269
Mortgage	2,535	93	2,442	1,196	(163)	1,359
Consumer	28	(7)	35	(23)	(4)	(19)
Total interest revenue	2,483	1,361	1,122	2,434	1,182	1,252

Interest-bearing liabilities
NOW	40	56	(16)	4	-	4
Money market	117	155	(38)	20	17	3
Savings	67	95	(28)	5	(2)	7
Other time deposits	1,212	1,124	88	174	300	(126)
Other borrowed funds	17	19	(2)	13	12	1
Total interest expense	1,453	1,449	4	216	327	(111)

Net interest income	1,030	(88)	1,118	2,218	855	1,363

    In the preceding table, the variance that is both rate and volume related is reported with the rate variance.

Composition of Loan Portfolio
     Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $224,693,000, $184,439,000, and $161,481,000 during 2006, 2005, and 2004, respectively, which constituted 65.40%, 50.60%, and 44.66% of average interest-earning assets for the periods. The Company’s loan to deposit ratio was 79.65%, 65.77%, and 50.51% at December 31, 2006, 2005, and 2004, respectively. Average loans to average deposits were 75.04%, 57.24%, and 49.90% for 2006, 2005, and 2004. The increase in the loan to deposit ratio from 2005 to 2006 is attributable to 21.83% growth in the average loan portfolio accompanied by a 7.08% reduction in average deposits during 2006. Throughout 2005 and 2006, the Bank continued to enjoy increased loan opportunity due to steady demand and competitive pricing.
    The Company extends loans primarily to customers located in and near Worcester County, Maryland and Sussex County, Delaware. There are no industry concentrations in the Company’s loan portfolio. The Company does, however, have a substantial portion of its loans in real estate and performance will be influenced by the real estate market in the region.

    The following table sets forth the composition of the Company's loan portfolio as of December 31, 2006, 2005, and 2004, respectively.

Composition of the Loan Portfolio Stated in Dollars and Percentages
	2006	2005	2004	2003	2002
Real estate mortgages
Construction, land,
and land development	$ 37,331,256	$ 23,430,345	$ 14,304,860	$ 17,467,578	$ 10,838,756
Residential 1 to 4 family	88,599,071	81,327,154	74,211,899	79,624,476	79,005,353
Second mortgages	2,395,178	2,094,749	1,900,559	1,353,800	553,316
Commercial properties	79,484,039	76,103,526	57,252,929	50,153,929	57,404,170
Commercial	23,264,997	21,461,593	14,007,430	13,199,879	12,765,723
Consumer	2,352,660	2,215,299	2,010,406	2,630,623	3,438,494
Total loans	233,427,201	206,632,666	163,688,083	164,430,285	164,005,812
Less allowance for loan losses	2,175,418	2,190,709	2,177,926	2,187,277	2,181,135
Loans, net	$ 231,251,783	$ 204,441,957	$ 161,510,157	$ 162,243,008	$ 161,824,677

Real estate mortgages
Construction, land,
and land development	15.99%	11.34%	8.74%	10.62%	6.61%
Residential 1 to 4 family	37.95%	39.36%	45.33%	48.43%	48.17%
Second mortgages	1.03%	1.01%	1.16%	0.82%	0.34%
Commercial properties	34.05%	36.83%	34.98%	30.50%	35.00%
Commercial	9.97%	10.39%	8.56%	8.03%	7.78%
Consumer	1.01%	1.07%	1.23%	1.60%	2.10%
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

    The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company's loan portfolio as of December 31, 2006.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates
December 31, 2006
		Over one through	Over five
	One year or less	five years	years	Total
Real estate mortgages
Construction, land,
and land development	$ 37,209,747	$ 62,518	$ 58,991	$ 37,331,256
Residential 1 to 4 family	88,318,586	51,749	228,736	88,599,071
Second mortgages	2,395,178	-	-	2,395,178
Commercial properties	79,165,424	53,191	265,424	79,484,039
Commercial	20,443,065	2,203,607	618,325	23,264,997
Consumer	1,075,144	1,125,642	151,874	2,352,660
	$ 228,607,144	$ 3,496,707	$ 1,323,350	$ 233,427,201

Fixed interest rate	$ 1,432,234	$ 3,496,707	$ 1,323,350	$ 6,252,291
Variable interest rate (or demand)	227,174,910	-	-	227,174,910
Total	$ 228,607,144	$ 3,496,707	$ 1,323,350	$ 233,427,201

    As of December 31, 2006, $227,174,910 or 97.32%, of the total loans were either variable rate loans or loans written on demand.

    The Company has the following commitments, lines of credit, and letters of credit outstanding as of December 31, 2006, 2005, and 2004, respectively.

	2006	2005	2004
Construction and land development loans	$ 18,866,083	$ 21,845,161	$ 7,294,592
Other loan commitments	21,557,185	24,252,637	21,276,025
Standby letters of credit	1,682,942	1,272,000	1,535,210
Total	$ 42,106,210	$ 47,369,798	$ 30,105,827

    Loan commitments are agreements to lend to a customer as long as there is no violation of any condition to the contract. Loan commitments may have interest fixed at current rates, fixed expiration dates, and may require the payment of a fee. Letters of credit are commitments issued to guarantee the performance of a customer to a third party. Loan commitments and letters of credit are made on the same terms, including collateral, as outstanding loans. The Company's exposure to loss in the event of nonperformance by the borrower is represented by the contract amount of the commitment.

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
    It is the Company’s policy to evaluate loan portfolio risk for the purpose of establishing an adequate allowance. The allowance may include reserves for specific loans identified as substandard during management's loan review. For significant problem loans, management's review consists of evaluation of the financial strengths of the borrowers and guarantors, the related collateral, and the effects of economic conditions. The overall evaluation of the adequacy of the total allowance for loan losses is based on an analysis of historical loan losses ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions. The recent slow-down in the real-estate market has affected both the price and time to market residential and commercial properties. Management closely monitors such trends and the potential effect on the Company.
    The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. No provision for loan losses was made in 2006, 2005, or 2004 due to low levels of delinquencies. Generally, the Company will not require a negative provision to reduce the allowance as a result of either net recoveries, or a decrease in loans.
    Substantially all of the balance of the allowance as of December 31 2006, 2005, and 2004, is "general" in nature, that is, it cannot be specifically allocated among the major categories of loans in any meaningful manner. Management believes that this is consistent with the Company’s history of conservative underwriting, high asset quality, low levels of delinquency, and minimal loan losses. As of December 31, 2006, the allowance for loan losses was ..93% of outstanding loans, down from 1.06% at December 31, 2005, and 1.33% at December 31, 2004.

Allowance for Loan Losses
	2006	2005	2004	2003	2002
Balance at beginning of year	$ 2,190,709	$ 2,177,926	$ 2,187,277	$ 2,181,135	$ 2,195,922
Loan losses:
Commercial	5,357	-	-	-	6,816
Mortgages	-	-	-	-	-
Consumer	10,029	8,131	13,874	3,423	41,954
Total loan losses	15,386	8,131	13,874	3,423	48,770
Recoveries on loans previously charged off:
Commercial	-	-	2,577	533	1,000
Mortgages	-	15,263	-	-	-
Consumer	95	5,651	1,946	9,032	7,983
Total loan recoveries	95	20,914	4,523	9,565	8,983
Net loan losses (recoveries)	15,291	(12,783)	9,351	(6,142)	39,787
Provision for loan losses charged to expense	-	-	-	-	25,000
Balance at end of year	$ 2,175,418	$ 2,190,709	$ 2,177,926	$ 2,187,277	$ 2,181,135

Allowance for loan losses to loans
outstanding at end of year	0.93%	1.06%	1.33%	1.33%	1.33%
Net charge-offs to average loans	0.01%	-0.01%	0.01%	0.00%	0.02%

    As a result of management's ongoing review of the loan portfolio, loans are classified as nonaccrual when it is not reasonable to expect collection of interest under the original terms. These loans are classified as nonaccrual even though the presence of collateral or the borrower's financial strength may be sufficient to provide for ultimate repayment. Interest payments received on nonaccrual loans are recognized as a reduction of principal. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest that has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.
    Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans. When real estate acquired in foreclosure and held for sale is included with nonperforming loans, the result comprises nonperforming assets. There were no nonperforming assets other than nonperforming loans as of December 31, 2006, 2005, 2004, 2003, or 2002, as shown in the following table.

	2006	2005	2004	2003	2002
Loans 90 days or more past due
and still accruing	$ 239,620	$ 131,717	$ 391,676	$ 315,395	$ 282,856
Nonaccruing loans	-	-	-	-	2,222
Total nonperforming loans	$ 239,620	$ 131,717	$ 391,676	$ 315,395	$ 285,078

    Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of December 31, 2006, 2005, or 2004.

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
    Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) were 45.61% of average deposits for 2006, compared to 62.06% and 67.94% for 2005 and 2004, respectively.

    As of December 31, 2006, $48,945,961, or 68.93% of the investment debt securities mature in one year or less, of which, $11,919,970 are classified as "available-for-sale." Federal funds sold provide additional liquidity. Other sources of liquidity include letters of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks. The total lines and letters of credit available from correspondent banks were $21,000,000 as of December 31, 2006, and $19,000,000 as of December 31, 2005 and 2004.

Investment Securities Maturity Distribution and Yields
	December 31, 2006		December 31, 2005		December 31, 2004
	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Treasury
One year or less	$ 37,408,625	4.04%	$ 57,192,124	2.66%	$ 58,255,488	1.71%
Over one through five years	18,479,455	4.69%	27,462,872	3.48%	58,361,766	2.57%
Over ten years	2,524,375	7.28%	2,587,187	7.28%	2,554,687	7.28%
Total U.S. Treasury securities	58,412,455	4.38%	87,242,183	3.05%	119,171,941	2.25%

U.S. Government Agencies
One year or less	8,749,280	3.11%	9,999,514	2.31%	3,250,000	2.20%
Over one through five years	-	-	7,746,483	3.13%	16,741,938	2.61%
Total U. S. Government Agencies	8,749,280	3.11%	17,745,997	2.67%	19,991,938	2.55%

State, county, and municipal
One year or less	2,788,056	2.43%	6,822,528	1.59%	11,399,926	1.34%
Over one through five years	1,062,744	2.82%	3,551,782	2.32%	8,121,361	1.60%
Total state, county, and municipal	3,850,800	2.54%	10,374,310	1.84%	19,521,287	1.45%

Total debt securities
One year or less	48,945,961	3.78%	74,014,166	2.51%	72,905,414	1.67%
Over one through five years	19,542,199	4.59%	38,761,137	3.30%	83,225,065	2.48%
Over ten years	2,524,375	7.28%	2,587,187	7.28%	2,554,687	7.28%
Total debt securities	71,012,535	4.13%	115,362,490	2.89%	158,685,166	2.19%

Equity securities	4,113,288	3.72%	3,721,950	2.95%	3,265,566	2.72%

Total securities	$ 75,125,823	4.11%	$ 119,084,440	2.89%	$ 161,950,732	2.20%

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

    As of December 31, 2006, the Company was cumulatively asset-sensitive for all time horizons. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Interest Sensitivity Analysis

December 31, 2006
		After three
	Within	but within	After one
	three	twelve	but within	After
	months	months	five years	five years	Total
Assets
Earning assets
Federal funds sold	$ 24,616,735	$ -	$ -	$ -	$ 24,616,735
Interest-bearing deposits	215,278	1,349,411	491,000	-	2,055,689
Investment debt securities	23,779,618	25,166,343	19,542,199	2,524,375	71,012,535
Loans	227,578,213	1,028,931	3,496,707	1,323,350	233,427,201
Total earning assets	$ 276,189,844	$ 27,544,685	$ 23,529,906	$ 3,847,725	$ 331,112,160

Liabilities
Interest-bearing deposits
NOW	$ 54,458,814	$ -	$ -	$ -	$ 54,458,814
Money market	36,413,676	-	-	-	36,413,676
Savings	45,844,558	-	-	-	45,844,558
Certificates $100,000 and over	10,632,910	16,438,142	890,730	-	27,961,782
Certificates under $100,000	16,631,525	24,070,763	5,317,789	-	46,020,077
Securities sold under agreements					-
to repurchase	5,624,048	-	-	-	5,624,048
Note payable	5,535	17,112	98,090	-	120,737
Total interest-bearing liabilities	$ 169,611,066	$ 40,526,017	$ 6,306,609	$ -	$ 216,443,692

Period gap	$ 106,578,778	$ (12,981,332)	$ 17,223,297	$ 3,847,725	$ 114,668,468
Cumulative gap	$ 106,578,778	$ 93,597,446	$ 110,820,743	$ 114,668,468
Ratio of cumulative gap to
total earning assets	32.19%	28.27%	33.47%	34.63%

Deposits and Other Interest-Bearing Liabilities
     Average interest-bearing liabilities decreased $22,107,000, or 9.09%, to $221,056,000 in 2006, from $243,163,000 in 2005. Average interest-bearing deposits decreased $21,654,000, or 9.15%, to $215,033,000 in 2006 from $236,687,000 in 2005, while average noninterest-bearing demand deposits decreased $1,146,000, or 1.34% to $84,380,000 in 2006 from $85,526,000 in 2005. At December 31, 2006, total deposits were $290,324,760, compared to $310,857,607 at December 31, 2005, a decrease of 6.60%.
    Average interest-bearing liabilities decreased $2,116,000, or ..86%, from $245,279,000 in 2004, to $243,163,000 in 2005. Average interest-bearing deposits decreased $3,400,000, or 1.42%, from $240,087,000 in 2004 to $236,687,000 in 2005, while average noninterest-bearing demand deposits increased $2,028,000, or 2.43% from $83,498,000 in 2004 to $85,526,000 in 2005. At December 31, 2005, total deposits were $310,857,607, compared to $319,772,358 at December 31, 2004, a decrease of 2.79%.
    Management believes that decreasing deposit volume through 2005 and 2006 is indicative of a return by investors to non-deposit investment products and strong competition for deposits in the local market. Management monitors deposit decreases closely and implements counter-measures as needed, including but not limited to rate increases on existing products and the development of new products.

    The following table sets forth the deposits of the Company by category as of December 31, 2006, 2005, and 2004, respectively.

	December 31,
	2006		2005		2004
		Percent of		Percent of		Percent of
	Amount	deposits	Amount	deposits	Amount	deposits
Demand deposit accounts	$ 79,625,853	27.43%	$ 88,236,133	28.39%	$ 78,542,414	24.56%
NOW accounts	54,458,814	18.76%	62,601,973	20.14%	68,892,269	21.55%
Money market	36,413,676	12.54%	46,464,340	14.95%	49,362,532	15.44%
Savings accounts	45,844,558	15.79%	51,648,088	16.61%	53,667,019	16.78%
Time deposits less than $100,000	46,020,077	15.85%	44,028,847	14.16%	50,683,867	15.85%
Time deposits of $100,000 or more	27,961,782	9.63%	17,878,226	5.75%	18,624,257	5.82%
Total deposits	$ 290,324,760	100.00%	$ 310,857,607	100.00%	$ 319,772,358	100.00%

    Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits decreased $30,616,403 during 2006 and $8,168,720 during 2005. Management attributes this decrease to more aggressive competition for time deposits in the rising rate environment of 2006 and 2005. Rate increases implemented to retain deposits have caused a shift of funds from core deposits into time deposits of $100,000 or more. During this period, as in the previous year, management believes there has been a reversal of some of the 2001 through 2004 migration of funds from the stock market into insured deposits.
    Deposits, and particularly core deposits, have been the Company's primary source of funding and have enabled the Company to meet both its short-term and long-term liquidity needs. Management anticipates that while such deposits will continue to be the Company's primary source of funding in the future, continued reductions in deposit levels, if coupled with growth in the Company’s loan portfolio, could require periodic borrowing of funds. In this event, it is likely that Management would liquidate investment securities from the available for sale portfolio or purchase overnight federal funds as needed.
    The maturity distribution of the Company's time deposits of $100,000 or more at December 31, 2006, is shown in the following table.
Maturities of Certificates of Deposit and Other Time Deposits of $100,000 or More
December 31, 2006
After six
		After three	through
	Within three	Through	twelve	After twelve
	months	six months	months	months	Total
Time of deposits of $100,000 or more	$ 10,632,910	$ 10,796,797	$ 5,641,345	$ 890,730	$ 27,961,782

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

Noninterest revenue
     Noninterest revenue for 2006 increased $149,370, or 8.30% from the previous year. Service charges on deposit accounts increased $65,715, or 6.24%, due to fee increases effective in early January 2006. ATM and debit card revenue increased $75,776, or 20.35%, due to a combination of fee increases and card usage.
    Noninterest revenue for 2005 increased $49,577, or 2.83% from the previous year. Of this, $49,710, representing a 15.40% line item increase, is attributable to revenues from ATM and VISA debit card usage.
    The following table presents the principal components of noninterest revenue for the years ended December 31, 2006, 2005, and 2004, respectively.
	2006	2005	2004
Service charges on deposit accounts	$ 1,119,158	$ 1,053,443	$ 1,050,504
ATM and debit card revenue	448,202	372,426	322,716
Miscellaneous revenue	381,384	373,505	376,577
Total noninterest revenue	$ 1,948,744	$ 1,799,374	$ 1,749,797

Noninterest revenue as a percentage
of average total assets	0.52%	0.45%	0.44%

Noninterest Expense
     Noninterest expense increased $195,005, or 2.72%, from 2005 to 2006. Increased personnel costs of $159,652 include a $48,300 cash bonus paid in February 2006, and a $28,197 increase in expense related to the Bank’s employee retirement plan. Occupancy expense increased $69,284 which includes a $29,430, or 24.93%, increase in utility costs. Furniture and equipment expense are down $12,404, which is attributable to lower depreciation expense. Other operating expense decreased $21,527, as the net result of several increases and decreases. Increased directors’ fees resulted from a fee increase, an additional Board seat, and one additional meeting in 2006 as compared to 2005. Postage costs are down by $30,200 due to the timing of as-needed meter replenishment, and the Company’s efforts to reduce unnecessary mailings. Professional fees in 2005 included non-recurring consulting fees of $19,052.
    Noninterest expense increased $351,211, or 5.16%, from 2004 to 2005. Increased personnel costs of $194,255 include a $37,487 increase in expense related to the Bank’s employee retirement plan and the accrual of a 10-year commitment, valued at $107,409, to provide long-term care insurance to the Chairman of the Board. Occupancy expense increased $46,860 due to routine increases in costs of utilities, real property taxes, and insurance, in addition to several significant repairs. Furniture and equipment expense are down $60,766, of which $26,769 is reduced depreciation expense, and $21,944 is lower cost of service contracts and repairs. Other operating expense increased $170,862, including a $29,452 increase in telephone and network telecommunications.

    The following table presents the principal components of noninterest expense for the years ended December 31, 2006, 2005, and 2004, respectively.

	2006	2005	2004
Salaries and employee benefits	$ 4,257,185	$ 4,097,533	$ 3,903,278
Occupancy expense	709,619	640,335	593,475
Furniture and equipment expense	478,551	490,955	551,721
Advertising	166,441	147,541	145,583
Armored car service	52,513	76,068	60,829
ATM and debit card	234,409	234,732	232,353
Business and product development	79,623	78,399	70,720
Computer software amortization	111,765	121,982	117,191
Computer software maintenance	111,777	101,875	82,514
Courier service	108,961	105,148	103,922
Deposit insurance	36,275	42,098	45,403
Director fees	140,200	99,900	89,375
Dues, donations, and subscriptions	88,255	94,385	81,328
Liability insurance	39,402	40,380	41,556
Postage	149,262	179,462	169,569
Professional fees	41,337	65,090	22,745
Stationery and supplies	123,652	111,593	135,269
Telephone	170,960	152,464	123,012
Miscellaneous	254,500	279,742	238,628
Total noninterest expense	$ 7,354,687	$ 7,159,682	$ 6,808,471

Noninterest expense as a percentage of
average total assets	1.96%	1.80%	1.73%

Capital
     Under capital guidelines adopted by the Federal Reserve Board and the FDIC, the Company and the Bank are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less certain intangibles. In addition, the Company and the Bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 4%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest-rated institutions.
    At December 31, 2006, 2005, and 2004, the Company and the Bank were well-capitalized, exceeding all minimum requirements, as set forth in the following table.

		Analysis of Capital
	Consolidated		To be well	Required
	Company	Bank	capitalized	minimums
2006
Total risk-based capital ratio	33.7%	32.1%	10.0%	8.0%
Tier I risk-based capital ratio	32.2%	31.0%	6.0%	4.0%
Tier I leverage ratio	18.4%	17.5%	5.0%	4.0%

2005
Total risk-based capital ratio	35.2%	32.9%	10.0%	8.0%
Tier I risk-based capital ratio	33.5%	31.7%	6.0%	4.0%
Tier I leverage ratio	16.2%	15.4%	5.0%	4.0%

2004
Total risk-based capital ratio	43.3%	41.3%	10.0%	8.0%
Tier I risk-based capital ratio	41.7%	40.1%	6.0%	4.0%
Tier I leverage ratio	16.0%	15.3%	5.0%	4.0%

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

Accounting Rule Changes
     The following accounting pronouncements have been approved by the Financial Accounting Standards Board but have not become effective as of December 31, 2006. These pronouncements would apply to the Company if the Company or the Bank entered into an applicable activity.
    FASB Statement No. 156, "Accounting for Servicing of Financial Assets" amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in each of several specific situations. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either of two accepted measurement methods for each class of separately recognized servicing assets and servicing liabilities. The Statement permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. Lastly, the Statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Management does not expect the adoption of this Statement to have a material impact on the Company’s consolidated financial statements.

    FASB Statement No. 157, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management does not expect SFAS No. 157 to have a material impact on the Company’s consolidated financial statements.
    FASB Statement No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)"requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets.  The effective date of the recognition and disclosure provisions for calendar-year public companies is for calendar years ending after December 15, 2006.  Management does not expect SFAS No. 158 to have a material impact on the Company's consolidated financial statements since the Company does not currently have any defined benefit plans.
    FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect FIN No. 48 to have a material impact on the Company's consolidated financial statements.
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

Item 8. Financial Statements and Supplementary Data

    In response to this Item, the information included on pages 1 through 21 of the Company's Annual Report to Stockholders for the year ended December 31, 2006, is incorporated herein by reference.

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
    The Company’s management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

Internal Control Over Financial Reporting
 Management Report on Internal Control over Financial Reporting
     Calvin B. Taylor Bankshares, Inc. maintains a system of internal control over financial reporting, which is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable published financial statements. The system includes an organizational structure and division of responsibility, established policies and procedures including a code of conduct to foster a strong ethical climate, and the careful selection, training and development of our staff. The system contains self-monitoring mechanisms, and an internal auditor monitors the operation of the internal control system and reports findings and recommendations to management and the board of directors. Corrective actions are taken to address control deficiencies and other opportunities for improving the system as they are identified. The board, operating through its audit committee, which is composed entirely of directors who are not officers or employees of the Company, provides oversight to the financial reporting process.
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
    The Company assessed its internal control system as of December 31, 2006 in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company believes that, as of December 31, 2006, its system of internal control over financial reporting met those criteria.

CALVIN B. TAYLOR BANKSHARES, INC.
 (Registrant)

Date: January 31, 2007      By: Raymond M. Thompson
                                                    Chief Executive Officer

Date: January 31, 2007      By: Jennifer G. Hawkins
                                                    Treasurer / Principal Financial Officer

Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Calvin B. Taylor Bankshares, Inc.
Berlin, Maryland

        We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Calvin B. Taylor Bankshares, Inc. and Subsidiary maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
        A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
        In our opinion, management’s assessment that Calvin B. Taylor Bankshares, Inc. and Subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Calvin B. Taylor Bankshares, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
        We have audited, in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America, the balance sheets and the related statements of income, changes in stockholders’ equity and cash flows of Calvin B. Taylor Bankshares, Inc. and Subsidiary, and our report dated February 2, 2007, expressed an unqualified opinion.

/s/ Rowles & Company, LLP

Baltimore, Maryland
February 2, 2007

Changes in Internal Controls

    During the quarter ended on the date of this report, there were no significant changes in the Company’s internal controls over financial reporting that have had or are reasonably likely to have a material affect on the Company’s internal control over financial reporting. As of December 31, 2006, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s internal controls over financial reporting are effective.

Audit Committee and Financial Expert

    The Board of Directors has adopted a written Audit Policy, which serves as a charter for the Audit Committee. The Audit Committee is comprised of eight independent directors, including Chairman James R. Bergey, Jr. who serves as the financial expert. The Audit Committee is scheduled to meet quarterly and held six meetings in 2006.

PART III

Item 10. Directors and Executive Officers of the Registrant
    The information required by this item is included in the Company's Proxy Statement to be filed in connection with the 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11. Executive Compensation
     The information required by this item is included in the Company's Proxy Statement to be filed in connection with the 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
    The information required by this item is included in the Company's Proxy Statement to be filed in connection with the 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
    The information required by this item is included in the Company's Proxy Statement to be filed in connection with the 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
    The information required by this item is included in the Company's Proxy Statement to be filed in connection with the 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits
    (a)(1),(2) Annual Report to Stockholders for the year ended December 31, 2006.
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

CALVIN B. TAYLOR BANKSHARES, INC.
 (Registrant)

Date: March 8, 2007     By: Raymond M. Thompson
                                        Chief Executive Officer

Date: March 8, 2007     By: Jennifer G. Hawkins
                                        Treasurer / Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March  , 2007     By: /s/ James R. Bergey, Jr., Director

Date: March  , 2007     By: /s/ John H. Burbage, Jr., Director

Date: March  , 2007     By: /s/ Todd E. Burbage, Director

Date: March  , 2007     By: /s/ Charlotte K. Cathell, Director

Date: March  , 2007     By:  /s/ Reese F. Cropper, Jr.
                                        Chairman of the Board of Directors

Date: March  , 2007     By: /s/ Reese F. Cropper, III, Director

Date: March  , 2007     By: /s/ Hale Harrison, Director

Date: March  , 2007     By: /s/ Gerald T. Mason, Director

Date: March  , 2007     By: /s/ William H. Mitchell, Director
                                        Vice President

Date: March  , 2007     By: /s/ Joseph E. Moore, Director

Date: March  , 2007     By: /s/ Michael L. Quillin, Sr., Director

Date: March  , 2007     By: /s/ D. Bruce Rogers, Director

Date: March  , 2007     By: /s/ Raymond M. Thompson, Director
                                        President and Chief Executive Officer

Certification - Pursuant to 18 U.S.C. 1350
Section 906 of the Sarbanes-Oxley Act of 2002

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

CALVIN B. TAYLOR BANKSHARES, INC.
 (Registrant)

Date: March 8, 2007     By: /s/ Raymond M. Thompson
                                        Chief Executive Officer

Date: March 8, 2007     By: /s/ Jennifer G. Hawkins
                                        Treasurer / Principal Financial Officer

Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Raymond M. Thompson, certify that:

I have reviewed this annual report on Form 10-K of Calvin B. Taylor Bankshares, Inc.;
..Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
..Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
..The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:
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
c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and
d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

Date: March 8, 2007

By:  /s/ Raymond M. Thompson
President & Chief Executive Officer

Certification of Principal Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jennifer G. Hawkins, certify that:

I have reviewed this annual report on Form 10-K of Calvin B. Taylor Bankshares, Inc.;
..Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
..Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
..The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:
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
c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and
d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

Date: March 8, 2007

By: /s/ Jennifer G. Hawkins
Treasurer / Principal Financial Officer