Form 10-Q
period 2007-03-31
TAYLOR CALVIN B BANKSHARES INC
filed 2007-05-09
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The registrant had 3,140,722 shares of common stock ($1.00 par) outstanding as of April 30, 2007.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Form 10-Q
Index

Part I -	Financial Information	Page

Item 1	Consolidated Financial Statements
	Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	3
	Consolidated Statements of Income for the three months
	ended March 31, 2007 and 2006	4
	Consolidated Statements of Cash Flows for the three months
	ended March 31, 2007 and 2006	5-6
	Notes to Consolidated Financial Statements	7-8

Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	9-14

Item 3	Quantitative and Qualitative Disclosures About Market Risks	15

Item 4	Controls and Procedures	16

Part II -	Other Information

Item 1	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17-18
Item 3	Defaults Upon Senior Securities	18
Item 4	Submission of Matters to a Vote of Security Holders	18
Item 5	Other Information	18
Item 6	Exhibits	18-21

	Signatures	22

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part I - Financial Information
Consolidated Balance Sheets
	(unaudited)
	March 31,	December 31,
	2007	2006
Assets
Cash and due from banks	$ 17,844,984	$ 21,138,799
Federal funds sold	38,384,938	24,616,735
Interest-bearing deposits	2,052,846	2,055,689
Investment securities available for sale	11,185,214	18,854,192
Investment securities held to maturity (approximate
fair value of $44,326,300 and $56,031,190)	44,416,076	56,271,631
Loans, less allowance for loan losses
of $2,180,894 and $2,175,418	238,523,197	231,251,783
Premises and equipment	6,560,385	6,562,837
Accrued interest receivable	1,426,508	1,692,622
Computer software	163,361	175,383
Bank owned life insurance	4,577,248	4,530,259
Other assets	165,630	382,236
	$ 365,300,387	$ 367,532,166
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$ 76,150,400	$ 79,625,853
Interest-bearing	211,847,569	210,698,907
	287,997,969	290,324,760
Securities sold under agreements to repurchase	2,925,723	5,624,048
Note payable	115,202	120,737
Accrued interest payable	399,628	340,155
Deferred income taxes	841,996	719,714
Income taxes payable	924,945	-
Other liabilities	87,069	233,196
	293,292,532	297,362,610
Stockholders' equity
Common stock, par value $1 per share
authorized 10,000,000 shares, issued and outstanding
3,145,322 shares at March 31, 2007, and
3,149,356 shares at December 31, 2006	3,145,322	3,149,356
Additional paid-in capital	13,976,542	14,117,732
Retained earnings	52,843,357	51,053,985
	69,965,221	68,321,073
Accumulated other comprehensive income	2,042,634	1,848,483
	72,007,855	70,169,556
	$ 365,300,387	$ 367,532,166

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
	For the three months ended
	March 31,
	2007	2006
Interest and dividend revenue
Loans, including fees	$ 4,152,898	$ 3,714,599
U.S. Treasury and government agency securities	588,571	731,685
State and municipal securities	22,152	47,959
Federal funds sold	392,429	137,488
Interest-bearing deposits	22,739	17,233
Equity securities	27,777	24,993
Total interest and dividend revenue	5,206,566	4,673,957

Interest expense
Deposits	1,022,247	639,642
Borrowings	8,697	11,048
Total interest expense	1,030,944	650,690

Net interest income	4,175,622	4,023,267

Provision for loan losses	-	-
Net interest income after provision for loan losses	4,175,622	4,023,267

Noninterest revenue
Service charges on deposit accounts	258,717	282,220
ATM and debit card revenue	107,699	95,046
Miscellaneous revenue	99,161	98,360
Total noninterest revenue	465,577	475,626

Noninterest expenses
Salaries	846,161	835,017
Employee benefits	209,494	212,141
Occupancy	180,228	180,479
Furniture and equipment	118,950	109,158
Other operating	475,394	432,697
Total noninterest expenses	1,830,227	1,769,492

Income before income taxes	2,810,972	2,729,401
Income taxes	1,021,600	966,000

Net income	$ 1,789,372	$ 1,763,401

Earnings per common share - basic and diluted	$ 0.57	$ 0.55

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the three months ended
	March 31,
	2007	2006
Cash flows from operating activities
Interest and dividends received	$ 5,388,909	$ 4,507,986
Fees and commissions received	417,422	421,970
Interest paid	(971,472)	(592,035)
Cash paid to suppliers and employees	(1,678,302)	(1,682,582)
Income taxes paid	(42,063)	(1,054,938)
	3,114,494	1,600,401
Cash flows from investing activities
Certificates of deposit purchased, net of maturities	-	(1,257)
Proceeds from maturities of investments available
for sale	12,000,000	-
Purchase of investments available for sale	-	(100,000)
Proceeds from maturities of investments held to
maturity	11,860,000	14,305,000
Purchase of investments held to maturity	(3,935,368)	-
Loans made, net of principal collected	(7,271,414)	(15,433,121)
Proceeds from sale of equipment	1,409	-
Purchases of premises, equipment,
and computer software	(121,701)	(60,709)
	12,532,926	(1,290,087)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	6,856,182	4,237,151
Other deposits	(9,182,972)	(14,675,282)
Securities sold under agreements to repurchase	(2,698,325)	(938,218)
Payments on note payable	(5,536)	(5,214)
Common shares repurchased	(145,224)	(55,512)
Dividends paid	-	(4,462,578)
	(5,175,875)	(15,899,653)

Net increase (decrease) in cash and cash equivalents	10,471,545	(15,589,339)
Cash and cash equivalents at beginning of period	45,771,812	50,425,595
Cash and cash equivalents at end of period	$ 56,243,357	$ 34,836,256

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the three months ended
	March 31,
	2007	2006
Reconciliation of net income to net cash provided
by operating activities
Net income	$ 1,789,372	$ 1,763,401
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	136,166	149,515
Amortization of premiums and accretion of
discount, net	(83,784)	(38,630)
(Gain) loss on disposition of assets	(1,400)	-
Decrease (increase) in
Accrued interest receivable	266,114	(127,365)
Cash surrender value of bank owned life insurance	(46,989)	(38,314)
Other assets	216,606	60,071
Increase (decrease) in
Accrued interest payable	59,473	58,655
Accrued income taxes	924,945	(97,142)
Other liabilities	(146,009)	(129,790)
	$ 3,114,494	$ 1,600,401

Composition of cash and cash equivalents
Cash and due from banks	$ 17,844,984	$ 19,865,647
Federal funds sold	38,384,938	14,885,421
Interest-bearing deposits, except for time deposits	13,435	85,188
	$ 56,243,357	$ 34,836,256

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position and results of operations have been made. These adjustments are of a normal recurring nature. Results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the audited consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 2006.

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

Per share data

Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding for the period, as follows:
	2007	2006
Three months ended March 31	3,145,715	3,186,656

2. Comprehensive Income

            Comprehensive income consists of:

	For the three months ended
	March 31,
	2007	2006
Net income	$ 1,789,372	$ 1,763,401
Unrealized gain on investment securities
available for sale, net of income taxes	194,151	64,936
Comprehensive income	$ 1,983,523	$ 1,828,337

3. Loan commitments

Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. As of March 31, outstanding loan commitments and letters of credit consist of:
	2007	2006
Loan commitments	$ 31,339,927	$ 42,553,092
Standby letters of credit	$ 1,782,252	$ 1,112,769

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

4. New accounting standards

The following accounting pronouncements have been approved by the Financial Accounting Standards Board and would apply to the Company if the Company or the Bank entered into an applicable activity.

FASB Statement No. 157, Fair Value Measurements defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management does not expect SFAS No. 157 to have a material impact on the Company's consolidated financial statements.

FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities includes the amendment of FASB Statement No. 115. This Statement permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Management does not expect SFAS No. 159 to have a material impact on the Company's consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force ("EITF") on issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement determining whether the postretirement benefit associated with an endorsement split-dollar life insurance arrangement is effectively settled in accordance with FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (or Opinion 12, Omnibus Opinion-1967, if the arrangement does not constitute a plan). The Task Force concluded that for a split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with Statement 106 or Opinion 12 (depending on whether a substantive plan is deemed to exist) based on the substantive agreement with the employee. Management does not expect the adoption of EITF Issue No. 06-4, which is effective for fiscal years beginning after December 15, 2007, to have a material impact on the Company's consolidated financial statements.

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

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. It is one of the most difficult and subjective judgments. The adequacy of the allowance for loan losses is evaluated quarterly based on a review of the loan portfolio, with particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level relies on management's judgment about factors affecting loan quality, current trends in delinquencies and charge-offs, and anticipated changes in the composition and size of the portfolio, as well as an analysis of historical loan loss ratios. Management also considers external factors such as changes in the interest rate environment, the view of the Bank's regulators, economic conditions in the Bank's service area and beyond, and legislation that affects the banking industry.

Financial Condition

Total assets of the Company decreased $2.2 million from December 31, 2006 to March 31, 2007. Combined deposits and customer repurchase agreements decreased $5.0 million during the same period. Average deposits for the first quarter of 2007 are $9.3 million less than they were in the last quarter of 2006. Historically, during the first quarter of the year, the Bank experiences a decline in deposits since business customers are using their deposits to meet cash flow needs related to the local summer tourism industry. Generally, this situation reverses late in the second quarter of the year as the Bank receives deposits from seasonal business customers, summer residents and tourists. Seasonal deposit volume peaks in the third quarter and begins to fall off in the last quarter of each year.

Average total assets and average total deposits decreased $11.4 million and $11.8 million, respectively, from first quarter 2006 to first quarter 2007. Management carefully monitors deposit reductions and the resulting effect on liquidity. Deposit decreases have been funded by reductions in the investment portfolio.

During the first three months of 2007, the Bank's gross loan portfolio increased $7.3 million. Funding for these loans was provided by reduction of the investment portfolio. As loans earn at higher average rates than investments, this shift has a positive effect on earnings. The increase in loans does not negatively impact the Company's ability to meet liquidity demands.

Based on its quarterly review of the consolidated loan portfolio, the Company determined that an allowance of $2.2 million was adequate as of March 31, 2007. Historically, the Company has low levels of loan delinquencies and charge-offs. Loans delinquent ninety days or more and still accruing interest totaled $155,117 or .06% of the portfolio at March 31, 2007, and $239,620 or .10% of the portfolio at December 31, 2006. There were no nonaccrual loans as of March 31, 2007 or December 31, 2006.

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

The Company has available lines of credit, including overnight federal funds, reverse repurchase agreements and letters of credit, totaling $21,000,000 as of March 31, 2007.

Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits and retail repurchase agreements were 38.08% for the first quarter of 2007 compared to 47.36% for the first quarter of 2006. Contributing to the year-to-year decrease is growth of the loan portfolio which has been funded by decreased investments in debt securities.

Results of Operations

Net income for the three months ended March 31, 2007, was $1,789,372 or $.57 per share, compared to $1,763,401 or $.55 per share for the first quarter of 2006. This represents an increase of $25,971 or 1.47% from the prior year. The key components of net income are discussed in the following paragraphs.

In the first three months of 2007 compared to 2006, total interest and dividend revenues increased $532,609 (11.40%), while total interest expense increased $380,254 (58.44%). The result is an increase in net interest income of $152,355 (3.79%). The revenue increase is attributable to a shift in earning assets from investment securities to higher yielding loans, while the expense increase is due to the movement of deposits from noninterest-bearing and lower rate interest-bearing deposits to higher rate time deposits.

The tax-equivalent quarterly yield on interest-earning assets increased by 82 basis points from 5.65% for first quarter 2006 to 6.47% in 2007. The quarterly yield on interest-bearing liabilities increased by 77 basis points from 1.18% in 2006 to 1.95% in 2007. In combination, these shifts contribute to an increase in net margin on interest-earning assets of 33 basis points.

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

Average Balances, Interest, and Yields
	For the quarter ended			For the quarter ended
	March 31, 2007			March 31, 2006
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield
Assets
Federal funds sold	$30,524,693	$392,429	5.21%	$11,961,214	$137,488	4.66%
Interest-bearing deposits	2,072,184	22,739	4.45%	2,210,639	17,233	3.16%
Investment securities	61,817,313	686,233	4.50%	111,527,103	868,428	3.16%
Loans, net of allowance	236,296,971	4,176,566	7.17%	214,622,776	3,721,059	7.03%
Total interest-earning assets	330,711,161	$5,277,967	6.47%	340,321,732	$4,744,208	5.65%
Noninterest-bearing cash	15,863,635			17,665,735
Other assets	13,381,936			13,335,106
Total assets	$359,956,732			$371,322,573

Liabilities and Stockholders' Equity
Interest-bearing deposits
NOW	$52,098,830	$47,510	0.37%	$60,510,515	$28,961	0.19%
Money market	35,770,307	82,895	0.94%	43,825,976	78,852	0.73%
Savings	45,295,465	82,635	0.74%	49,381,546	59,751	0.49%
Other time	77,186,232	809,207	4.25%	64,635,447	472,078	2.96%
Total interest-bearing deposits	210,350,834	1,022,247	1.97%	218,353,484	639,642	1.19%
Securities sold under agreements to repurchase & federal funds purchased	4,077,579	6,914	0.69%	5,384,692	8,943	0.67%
Borrowed funds	117,136	1,783	6.17%	138,638	2,105	6.16%
Total interest-bearing liabilities	214,545,549	1,030,944	1.95%	223,876,814	650,690	1.18%
Noninterest-bearing deposits	75,162,028			79,003,525
	289,707,577	$1,030,944	1.44%	302,880,339	$650,690	0.87%
Other liabilities	885,547			2,596,084
Stockholders' equity	69,363,608			65,846,150
Total liabilities and
stockholders' equity	$359,956,732			$371,322,573
Net interest spread			4.52%			4.47%
Net interest income		$4,247,023			$4,093,518
Net margin on interest-earning assets			5.21%			4.88%

Tax equivalent adjustment in:
Investment income		$47,733			$63,791
Loan income		$23,668			$6,460

The Company's net interest income is one of the most important factors in evaluating its financial performance. Management uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease one hundred basis points, and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience a decrease of approximately 5.6% in net interest income. Conversely, if prime were to increase one hundred basis points, and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience a corresponding increase in net interest income. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans or deposits.

No provision for loan losses was charged to expense during the first quarter of 2007 or 2006. Net loan charged-off (recovered) were ($5,476) during the first three months of 2007 versus ($69) in the same period in 2006.

Noninterest revenue for the first quarter of 2007 is $10,049 less than last year. Increased ATM and VISA debit card revenue helped to offset declines in deposit account service charges.

Noninterest expense for the first quarter of 2007 is $60,735, or 3.43%, more than last year, of which $42,697 falls in the category of "other operating" expense. Most of the notable variances in this category are due to the timing of routine period expenses that are recognized on a cash basis.

The Bank employed 95 full time equivalent employees as of March 31, 2007. The Bank hires seasonal employees during the summer. The Company has no employees other than those hired by the Bank.

Income taxes are $55,600 higher than the same quarter last year, on a pre-tax income increase of $81,571. The Company's effective tax rate has increased from 35.4% for the first quarter of 2006 to 36.3% for the first quarter of 2007. This results from the decrease of tax preferenced revenues in actual dollars and as a percentage of total revenues. Additionally, the Company's marginal federal statutory rate has increased due to annualized taxable income exceeding $10 million.

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

Other bank services include cash management services, 24-hour ATM's, debit cards, safe deposit boxes, travelers' checks, direct deposit of payroll and social security, and automatic drafts for various accounts. The Bank offers bank-by-phone and Internet banking services, including electronic bill-payment, to both commercial and retail customers. The Bank also offers non-deposit products including retail repurchase agreements and discount brokerage services through a correspondent bank.

Capital Resources and Adequacy

Total stockholders' equity increased $1,838,299 from December 31, 2006 to March 31, 2007. This increase is attributable to comprehensive income recorded during the period, as detailed in Note 2 of the Notes to Financial Statements, reduced by $145,224 used to repurchase and retire 4,034 shares of common stock. Stock repurchases were at a price of $36.00 per share.

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

Tier one risk-based capital ratios of the Company as of March 31, 2007 and December 31, 2006 were 31.7% and 32.2%, respectively. Both are substantially in excess of regulatory minimum requirements.

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

At March 31, 2007, the Company's interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 29.63%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.

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

The Company's management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Company's management, including the CEO and Treasurer, has concluded that the Company's disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

Changes in Internal Controls

During the quarter ended on the date of this report, there were no significant changes in the Company's internal control over financial reporting that have had or are reasonably likely to have a material affect on the Company's internal control over financial reporting. As of March 31, 2007, the Company's management, including the CEO and Treasurer, has concluded that the Company's internal controls over financial reporting are effective.

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

Credit risk is the risk to the Company's earnings or capital from the potential of an obligor to fulfill its contractual commitment to the Company. Credit risk is most closely associated with the Company's lending activities.
Interest rate risk is the risk to earnings or capital from the potential movement in interest rates. It is the sensitivity of the Company's future earnings to interest rate changes.
Liquidity risk is the risk to earnings or capital from the Company's inability to meet its obligations when they come due without incurring unacceptable losses or costs.
Market risk is the risk to earnings or capital from changes in the value of portfolios of financial instruments. For the Company, market risk is the risk of a decline in market value of its securities portfolio.
Transaction risk is the risk to earnings or capital arising from problems with service or product delivery. Transaction risk is the risk of a failure in the Company's operating processes, such as automation, employee integrity, or internal controls.
Compliance risk is the risk to earnings or capital from noncompliance with laws, rules, and regulations. Compliance risk is one of the greatest risks the Company faces.
Reputation risk is the risk to earnings or capital from negative public opinion. Customer and public relations are critical to the Company's success. Accordingly, the Company's reputation is extremely important and anything that would impair that reputation is a significant risk.
Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

( c ) The following table presents information about the Company's repurchase of its equity securities during the calendar quarter ended on the date of this Form 10-Q.

			(c) Total number	(d) Maximum number
	(a) Total	(b) Average	of Shares Puchased	of Shares that may
	Number	Price Paid	as Part of a Publicly	yet be Purchased
Period	of Shares	per Share	Announced Program	Under the Program
January	3,500	N/A	3,500	258,226
February	367	36.00	367	257,859
March	167	36.00	167	257,692
Totals	4,034	36.00	4,034

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

Item 3 Defaults Upon Senior Securities
            Not applicable

Item 4 Submission of Matters to a Vote of Security Holders
            Not applicable

Item 5 Other information
            Not applicable

Item 6 Exhibits and Reports on Form 8-K

a) Exhibits
    31. Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    32. Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the most recent fiscal quarter that has or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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
Calvin B. Taylor Bankshares, Inc.

Date: May 4, 2007_______	By:	/s/ Raymond M. Thompson
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

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the most recent fiscal quarter that has or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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
Calvin B. Taylor Bankshares, Inc.

Date: May 4, 2007_______	By:	/s/ Jennifer G. Hawkins
Treasurer (Principal Financial Officer)

Exhibit 32
Certification - Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2007 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Calvin B. Taylor Bankshares, Inc.

Date: May 4, 2007_______	By:	/s/ Raymond M. Thompson
Chief Executive Officer

Date: May 4, 2007_______	By:	/s/ Jennifer G. Hawkins
Treasurer (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calvin B. Taylor Bankshares, Inc.

Date: May 4, 2007_______	By:	/s/ Raymond M. Thompson
Chief Executive Officer

Date: May 4, 2007_______	By:	/s/ Jennifer G. Hawkins
Treasurer (Principal Financial Officer)