Form 10-Q
period 2007-06-30
TAYLOR CALVIN B BANKSHARES INC
filed 2007-08-07
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The registrant had 3,115,464 shares of common stock ($1.00 par) outstanding as of July 31, 2007.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Form 10-Q
Index

Part I -	Financial Information	Page

Item 1	Consolidated Financial Statements
	Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3
	Consolidated Statements of Income for the three months
	ended June 30, 2007 and 2006	4
	Consolidated Statements of Income for the six months
	ended June 30, 2007 and 2006	5
	Consolidated Statements of Cash Flows for the six months
	ended June 30, 2007 and 2006	6-7
	Notes to Consolidated Financial Statements	8-9

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	10-14

Item 3	Quantitative and Qualitative Disclosures About Market Risks	14

Item 4	Controls and Procedures	15

Part II -	Other Information

Item 1	Legal Proceedings	16
Item 1A	Risk Factors	16
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16-17
Item 3	Defaults Upon Senior Securities	17
Item 4	Submission of Matters to a Vote of Security Holders	17
Item 5	Other Information	17
Item 6	Exhibit Index	17
	Signatures	18
	Exhibits	19-21

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part I - Financial Information
Consolidated Balance Sheets
	(unaudited)
	June 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$ 22,347,697	$ 21,138,799
Federal funds sold	47,181,770	24,616,735
Interest-bearing deposits	1,765,428	2,055,689
Investment securities available for sale	20,820,763	18,854,192
Investment securities held to maturity (approximate
fair value of $41,355,500 and $56,031,190)	41,507,457	56,271,631
Loans, less allowance for loan losses
of $2,180,894 and $2,175,418	231,522,497	231,251,783
Premises and equipment	6,552,600	6,562,837
Accrued interest receivable	1,783,515	1,692,622
Computer software	169,058	175,383
Bank owned life insurance	4,624,172	4,530,259
Other assets	482,801	382,236
	$ 378,757,758	$ 367,532,166
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$ 81,626,257	$ 79,625,853
Interest-bearing	218,132,659	210,698,907
	299,758,916	290,324,760
Securities sold under agreements to repurchase	4,309,705	5,624,048
Note payable	109,583	120,737
Accrued interest payable	438,961	340,155
Deferred income taxes	760,995	719,714
Other liabilities	85,584	233,196
	305,463,744	297,362,610
Stockholders' equity
Common stock, par value $1 per share
authorized 10,000,000 shares, issued and outstanding
3,132,922 shares at June 30, 2007, and
3,149,356 shares at December 31, 2006	3,132,922	3,149,356
Additional paid-in capital	13,523,192	14,117,732
Retained earnings	54,738,012	51,053,985
	71,394,126	68,321,073
Accumulated other comprehensive income	1,899,888	1,848,483
	73,294,014	70,169,556
	$ 378,757,758	$ 367,532,166

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
	For the three months ended
	June 30,
	2007	2006
Interest and dividend revenue
Loans, including fees	$ 4,198,828	$ 3,928,251
U.S. Treasury and government agency securities	597,304	649,515
State and municipal securities	17,533	43,353
Federal funds sold	526,685	200,550
Interest-bearing deposits	22,772	18,090
Equity securities	13,371	18,409
Total interest and dividend revenue	5,376,493	4,858,168

Interest expense
Deposits	1,124,916	739,085
Borrowings	7,754	11,207
Total interest expense	1,132,670	750,292

Net interest income	4,243,823	4,107,876

Provision for loan losses	-	-
Net interest income after provision for loan losses	4,243,823	4,107,876

Noninterest revenue
Service charges on deposit accounts	270,749	297,844
ATM and debit card revenue	123,841	115,336
Miscellaneous revenue	111,795	115,111
Total noninterest revenue	506,385	528,291

Noninterest expenses
Salaries	863,550	809,015
Employee benefits	196,525	171,346
Occupancy	160,173	168,430
Furniture and equipment	108,019	130,272
Other operating	443,386	497,943
Total noninterest expenses	1,771,653	1,777,006

Income before income taxes	2,978,555	2,859,161
Income taxes	1,083,900	1,041,000

Net income	$ 1,894,655	$ 1,818,161

Earnings per common share - basic and diluted	$ 0.60	$ 0.57

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
	For the six months ended
	June 30,
	2007	2006
Interest and dividend revenue
Loans, including fees	$ 8,351,726	$ 7,642,850
U.S. Treasury and government agency securities	1,185,875	1,381,200
State and municipal securities	39,685	91,312
Federal funds sold	919,114	338,038
Interest-bearing deposits	45,511	35,323
Equity securities	41,148	43,402
Total interest and dividend revenue	10,583,059	9,532,125

Interest expense
Deposits	2,147,163	1,378,727
Borrowings	16,451	22,255
Total interest expense	2,163,614	1,400,982

Net interest income	8,419,445	8,131,143

Provision for loan losses	-	-
Net interest income after provision for loan losses	8,419,445	8,131,143

Noninterest revenue
Service charges on deposit accounts	529,466	580,065
ATM and debit card revenue	231,540	210,382
Miscellaneous revenue	210,956	213,470
Total noninterest revenue	971,962	1,003,917

Noninterest expenses
Salaries	1,709,711	1,644,032
Employee benefits	406,019	383,487
Occupancy	340,401	348,909
Furniture and equipment	226,969	239,430
Other operating	918,780	930,640
Total noninterest expenses	3,601,880	3,546,498

Income before income taxes	5,789,527	5,588,562
Income taxes	2,105,500	2,007,000

Net income	$ 3,684,027	$ 3,581,562

Earnings per common share - basic and diluted	$ 1.17	$ 1.12

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the six months ended
	June 30,
	2007	2006
Cash flows from operating activities
Interest and dividends received	$ 10,304,624	$ 9,366,111
Fees and commissions received	871,657	923,460
Interest paid	(1,979,337)	(1,324,000)
Cash paid to suppliers and employees	(3,455,930)	(3,371,186)
Income taxes paid	(2,302,063)	(2,124,938)
	3,438,951	3,469,447
Cash flows from investing activities
Certificates of deposit purchased, net of maturities	395,787	(2,252)
Proceeds from maturities of investments available
for sale	12,000,000	-
Purchase of investments available for sale	(13,692,486)	(2,050,203)
Proceeds from maturities of investments held to
maturity	25,760,000	35,395,000
Purchase of investments held to maturity	(10,989,737)	-
Loans made, net of principal collected	(270,714)	(29,206,329)
Proceeds from sale of equipment	5,824	-
Purchases of premises, equipment,
and computer software	(265,852)	(251,729)
	12,942,822	3,884,487

Cash flows from financing activities
Net increase (decrease) in
Time deposits	11,467,308	3,018,750
Other deposits	(2,033,152)	(10,589,091)
Securities sold under agreements to repurchase	(1,314,343)	682,756
Payments on note payable	(11,154)	(10,506)
Common shares repurchased	(610,974)	(55,512)
Dividends paid	-	(4,462,578)
	7,497,685	(11,416,181)

Net increase (decrease) in cash and cash equivalents	23,879,458	(4,062,247)
Cash and cash equivalents at beginning of period	45,771,812	50,425,595
Cash and cash equivalents at end of period	$ 69,651,270	$ 46,363,348

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the six months ended
	June 30,
	2007	2006
Reconciliation of net income to net cash provided
by operating activities
Net income	$ 3,684,027	$ 3,581,562
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	278,098	299,092
Deferred income taxes	118	-
Amortization of premiums and accretion of
discount, net	(187,607)	(42,727)
(Gain) loss on disposition of assets	(1,508)	-
Decrease (increase) in
Accrued interest receivable	(90,893)	(123,287)
Cash surrender value of bank owned life insurance	(93,913)	(78,519)
Other assets	(100,565)	(17,751)
Increase (decrease) in
Accrued interest payable	98,806	76,982
Accrued income taxes	113	-
Other liabilities	(147,725)	(225,905)
	$ 3,438,951	$ 3,469,447

Composition of cash and cash equivalents
Cash and due from banks	$ 22,347,697	$ 20,258,241
Federal funds sold	47,181,770	26,008,837
Interest-bearing deposits, except for time deposits	121,803	96,270
	$ 69,651,270	$ 46,363,348

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position and results of operations have been made. These adjustments are of a normal recurring nature. Results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the audited consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 2006.

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

Per share data

Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding for the period, as follows:
	2007	2006
Three months ended June 30	3,139,456	3,186,014
Six months ended June 30	3,142,584	3,186,333

2. Comprehensive Income

Comprehensive income consists of:

	For the six months ended
	June 30,
	2007	2006
Net income	$ 3,684,027	$ 3,581,562
Unrealized gain on investment securities
available for sale, net of income taxes	51,405	139,921
Comprehensive income	$ 3,735,432	$ 3,721,483

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Loan commitments

Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Outstanding loan commitments and letters of credit consist of:

	June 30, 2007	December 31, 2006
Loan commitments	$ 33,916,121	$ 40,423,268
Standby letters of credit	$ 1,113,035	$ 1,682,942

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

FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115. This Statement permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Management does not expect SFAS No. 159 to have a material impact on the Company's consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force ("EITF") on issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements determining whether the postretirement benefit associated with an endorsement split-dollar life insurance arrangement is effectively settled in accordance with FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (or Opinion 12, Omnibus Opinion-1967, if the arrangement does not constitute a plan). The Task Force concluded that for a split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with Statement 106 or Opinion 12 (depending on whether a substantive plan is deemed to exist) based on the substantive agreement with the employee. Management does not expect the adoption of EITF Issue No. 06-4, which is effective for fiscal years beginning after December 15, 2007, to have a material impact on the Company's consolidated financial statements.

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

Financial Condition

    Total assets of the Company increased $11.2 million from December 31, 2006 to June 30, 2007. Combined deposits and customer repurchase agreements increased $8.1 million during the same period. During the second quarter of the year, the Bank typically experiences growth in deposits from seasonal business customers, summer residents and tourists. From first quarter to second quarter 2007, the Bank’s average assets and average deposits increased modestly by $5.1 million (1.42%) and $4.3 million (1.50%), respectively. Management carefully monitors deposit levels and their effect on liquidity, taking steps to retain core deposits.

    The Company’s investment portfolio has decreased by $12.8 million in the first six months of 2007. Investment securities that are classified as available for sale are comprised of both equity and debt securities. Due to loan portfolio growth, combined with deposit balance reductions during 2005 and 2006, management has begun classifying purchases of short-term U. S. Treasury Bills as available for sale. This has resulted in a gradual shift of investment balances from held to maturity into available for sale. This strategy provides increased availability of liquid funds for loan growth or deposit demand.
    During the first quarter of 2007, the Bank’s gross loan portfolio increased $7.3 million. By the end of the second quarter, the year-to-date increase had diminished to $276,190 due to the scheduled repayment of two large loans and a loan participation sold.
    Based on its quarterly review of the consolidated loan portfolio, the Company determined that an allowance of $2.2 million was adequate as of June 30, 2007. Historically, the Company has low levels of loan delinquencies and charge-offs. Loans delinquent ninety days or more and still accruing interest totaled $2,913 or .001% of the portfolio at June 30, 2007, and $239,620 or .10% of the portfolio at December 31, 2006. There were no nonaccrual loans as of June 30, 2007 or December 31, 2006.
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
   The Company has available lines of credit, including overnight federal funds, reverse repurchase agreements and letters of credit, totaling $21,000,000 as of June 30, 2007.
   Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits and retail repurchase agreements were 39.66% for the second quarter of 2007 compared to 38.08% for the first quarter of 2007 and 44.06% for the second quarter of 2006. Contributing to the year-to-year decrease is growth of the loan portfolio which has been funded by decreased investments in debt securities.

Results of Operations

   Net income for the three months ended June 30, 2007, was $1,894,655 or $.60 per share, compared to $1,818,161 or $.57 per share for the second quarter of 2006. This represents an increase of $76,494 or 4.21% from the prior year. Year to date net income has increased $102,465 or $.05 per share from $3,581,562 or $1.12 per share in 2006 to $3,684,027 or $1.17 per share in 2007. The key components of net income are discussed in the following paragraphs.
   For the first six months of 2007 compared to 2006, net interest income increased $288,302 (3.55%). Net interest income increased $135,947 (3.31%)in the second quarter 2007 compared to the second quarter 2006. This increase is attributable to a shift in earning assets from investment securities to higher yielding loans, while the expense increase is due to the movement of deposits from noninterest-bearing and lower rate interest-bearing deposits to higher rate time deposits.
   The tax-equivalent quarterly yield on interest-earning assets increased by 67 basis points from 5.84% for second quarter 2006 to 6.51% in 2007. The quarterly yield on interest-bearing liabilities increased by 74 basis points from 1.36% in 2006 to 2.10% in 2007. In combination, these shifts contributed to an increase in net margin on interest-earning assets of 21 basis points.

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

Average Balances, Interest, and Yields
	For the quarter ended			For the quarter ended
	June 30, 2007			June 30, 2006
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield
Assets
Federal funds sold	$40,680,165	$526,685	5.19%	$16,961,214	$200,550	4.74%
Interest-bearing deposits	2,021,169	22,772	4.52%	2,224,899	18,090	3.26%
Investment securities	57,593,773	670,450	4.67%	95,624,286	770,520	3.23%
Loans, net of allowance	235,225,454	4,226,327	7.21%	223,805,472	3,940,651	7.06%
Total interest-earning assets	335,520,561	5,446,234	6.51%	338,615,871	4,929,811	5.84%
Noninterest-bearing cash	16,068,149			18,042,747
Other assets	13,462,537			13,408,287
Total assets	$365,051,247			$370,066,905
Liabilities and Stockholders' Equity
Interest-bearing deposits
NOW	$50,648,543	44,620	0.35%	$59,032,074	33,890	0.23%
Money market	34,237,355	80,852	0.95%	42,249,574	82,497	0.78%
Savings	44,869,370	82,849	0.74%	48,192,270	71,317	0.59%
Other time	82,776,690	916,595	4.44%	66,812,366	551,381	3.31%
Total interest-bearing deposits	212,531,958	1,124,916	2.12%	216,286,284	739,085	1.37%
Securities sold under agreements to repurchase & federal funds purchased	3,593,834	6,053	0.68%	5,504,844	9,180	0.67%
Borrowed funds	111,525	1,701	6.12%	133,410	2,027	6.09%
Total interest-bearing liabilities	216,237,317	1,132,670	2.10%	221,924,538	750,292	1.36%
Noninterest-bearing deposits	77,266,064	-		79,718,655	-
	293,503,381	1,132,670	1.55%	301,643,193	750,292	1.00%
Other liabilities	624,267			518,141
Stockholders' equity	70,923,599			67,905,571
Total liabilities and
stockholders' equity	$365,051,247			$370,066,905
Net interest spread			4.41%			4.48%
Net interest income		$4,313,564			$4,179,519
Net margin on interest-earning assets			5.16%			4.95%

Tax equivalent adjustment in:
Investment income		$42,242			$59,243
Loan income		$27,499			$12,400

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
   No provision for loan losses was charged to expense during the first six months of 2007 or 2006. Net loan charged-off (recovered) were ($5,476) during the first half of 2007 versus ($69) in the same period in 2006.
   Noninterest revenue for the second quarter of 2007 is $21,906 (4.15%) less than last year. Noninterest revenue for the year-to-date is $31,955 (3.18%) less than last year. For both the quarter and the year-to-date, increased ATM and VISA debit card revenue helped to offset declines in deposit account service charges which are volume-related. Included in miscellaneous revenue is the increase in cash surrender value of bank owned life insurance, which is $15,394 (19.61%) higher in the first six months of 2007 than in the same period for 2006.
   Noninterest expense for the second quarter of 2007 is $5,353 (.30%) less than last year. During the quarter, increased salary and benefit expense is offset by lower occupancy, furniture and equipment, and other operating expenses. Noninterest expense for the year-to-date is $55,382 (1.56%) more than last year. Included in this is a $10,377 (10.80%) increase in ATM/Debit Card processing fees which relates primarily to volume of transactions. Other notable variances in this category are due to the timing of routine period expenses that are recognized on a cash basis.
   The Bank employed 98 full time equivalent employees as of June 30, 2007. The Bank hires seasonal employees during the summer, and employs year-round part-time employees to meet peak-time demands. The Company has no employees other than those hired by the Bank.
   Income taxes are $98,500 higher this year than last, on a pre-tax income increase of $200,965. The Company’s effective tax rate has increased from 35.91% through June 2006 to 36.37% through June 2007. This results from the decrease of tax preferenced revenues in actual dollars and as a percentage of total revenues. Additionally, the Company’s marginal federal statutory rate has increased due to annualized taxable income exceeding $10 million.

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
   Other bank services include cash management services, 24-hour ATM’s, debit cards, safe deposit boxes, travelers’ checks, direct deposit of payroll and social security, and automatic drafts for various accounts. The Bank offers bank-by-phone and Internet banking services, including electronic bill-payment, to both commercial and retail customers. The Bank also offers non-deposit products including retail repurchase agreements and discount brokerage services through a correspondent bank. Effective May 2007, the Bank offers individual customers up to $30 million in FDIC insured deposits through the Certificate of Deposit Account Registry Services®.

Capital Resources and Adequacy

   Total stockholders’ equity increased $3,124,458 from December 31, 2006 to June 30, 2007. This increase is attributable to comprehensive income recorded during the period, as detailed in Note 2 of the Notes to Financial Statements, reduced by $610,974 used to repurchase and retire 16,434 shares of common stock. Stock repurchases were at prices ranging from $36.00 to $38.50 per share.
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
   Tier one risk-based capital ratios of the Company as of June 30, 2007 and December 31, 2006 were 32.3% and 32.2%, respectively. Both are substantially in excess of regulatory minimum requirements.

Fair value of debt securities

   The following is a clarification of the method by which the Company establishes fair value of debt securities, as disclosed in its Annual Report as of December 31, 2006, 2005, and 2004:

The fair values of readily marketable debt securities are provided by an independent third party and are based on quoted market price. Debt securities that are not readily marketable are assigned values based on prices from multiple sources, mostly from dealers’ bids and offers.

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
   At June 30, 2007, the Company’s interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 26.78%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.

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
   The Company’s management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

Changes in Internal Controls

   During the quarter ended on the date of this report, there were no significant changes in the Company’s internal control over financial reporting that have had or are reasonably likely to have a material affect on the Company’s internal control over financial reporting. As of June 30, 2007, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s internal controls over financial reporting are effective.

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

			(c) Total number	(d) Maximum number
	(a) Total	(b) Average	of Shares Puchased	of Shares that may
	Number	Price Paid	as Part of a Publicly	yet be Purchased
Period	of Shares	per Share	Announced Program	Under the Program
April	4,600	36.00	4,600	253,092
Plan renewal				314,072
May	300	38.00	300	313,772
June	7,500	38.50	7,500	306,272
Totals	12,400		12,400

The Company publicly announced on August 14, 2003, that it would repurchase up to 10% of its outstanding equity stock at that time, which equated to a total of 324,000 common shares available for repurchase. As of January 1, 2005, and again on May 18, 2007, this plan was renewed, by public announcement, making up to 10% of the Company’s outstanding equity stock at the time of renewal. This equated to a total of 314,072 common shares, available for repurchase as of May 18, 2007. There is no expiration date for this program. No other stock repurchase plan or program existed or exists simultaneously, nor has any other plan or program expired during the period covered by this table. Common shares repurchased under this plan are retired.

Item 3 Defaults Upon Senior Securities

Not applicable

Item 4 Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on May 9, 2007, during which the items detailed in the proxy statement dated March 23, 2007, were approved. This includes the reelection of the Board of Directors.

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

Calvin B. Taylor Bankshares, Inc.

Date: August 7, 2007_______	By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

Date: August 7, 2007_______	By:	/s/ Jennifer G Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)

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
Calvin B. Taylor Bankshares, Inc.

Date: August 7, 2007_______	By:	/s/ Raymond M. Thompson
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
Calvin B. Taylor Bankshares, Inc.

Date: August 7, 2007_______	By:	/s/ Jennifer G Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)

Exhibit 32
Certification - Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended June 30, 2007 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
Calvin B. Taylor Bankshares, Inc.

Date: August 7, 2007_______	By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

Date: August 7, 2007_______	By:	/s/ Jennifer G Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)