Form 10-Q
period 2007-09-30
TAYLOR CALVIN B BANKSHARES INC
filed 2007-11-07
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The registrant had 3,106,870 shares of common stock ($1.00 par) outstanding as of October 31, 2007.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Form 10-Q
Index

Part I -	Financial Information	Page

Item 1	Consolidated Financial Statements
	Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3
	Consolidated Statements of Income for the three months
	ended September 30, 2007 and 2006	4
	Consolidated Statements of Income for the nine months
	ended September 30, 2007 and 2006	5
	Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2007 and 2006	6-7
	Notes to Consolidated Financial Statements	8-9

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	10-14

Item 3	Quantitative and Qualitative Disclosures About Market Risks	14

Item 4	Controls and Procedures	15

Part II -	Other Information

Item 1	Legal Proceedings	16
Item 1A	Risk Factors	16
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16-17
Item 3	Defaults Upon Senior Securities	17
Item 4	Submission of Matters to a Vote of Security Holders	17
Item 5	Other Information	17
Item 6	Exhibit Index	17
	Signatures	18
	Exhibits	19-21

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part I - Financial Information
Consolidated Balance Sheets
	(unaudited)
	September 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$ 17,169,053	$ 21,138,799
Federal funds sold	42,751,013	24,616,735
Interest-bearing deposits	5,718,296	2,055,689
Investment securities available for sale	32,909,275	18,854,192
Investment securities held to maturity (approximate
fair value of $45,304,127 and $56,031,190)	45,000,560	56,271,631
Loans, less allowance for loan losses
of $2,174,631 and $2,175,418	226,829,094	231,251,783
Premises and equipment	6,529,955	6,562,837
Accrued interest receivable	1,656,078	1,692,622
Computer software	153,953	175,383
Bank owned life insurance	4,672,219	4,530,259
Other assets	538,437	382,236
	$ 383,927,933	$ 367,532,166
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$ 84,634,462	$ 79,625,853
Interest-bearing	218,676,003	210,698,907
	303,310,465	290,324,760
Securities sold under agreements to repurchase	4,862,232	5,624,048
Note payable	103,879	120,737
Accrued interest payable	491,616	340,155
Deferred income taxes	778,296	719,714
Other liabilities	85,472	233,196
	309,631,960	297,362,610
Stockholders' equity
Common stock, par value $1 per share
authorized 10,000,000 shares, issued and outstanding
3,106,870 shares at September 30, 2007, and
3,149,356 shares at December 31, 2006	3,106,870	3,149,356
Additional paid-in capital	12,546,805	14,117,732
Retained earnings	56,699,156	51,053,985
	72,352,831	68,321,073
Accumulated other comprehensive income	1,943,142	1,848,483
	74,295,973	70,169,556
	$ 383,927,933	$ 367,532,166

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
	For the three months ended
	September 30,
	2007	2006
Interest and dividend revenue
Loans, including fees	$ 4,163,017	$ 4,118,206
U.S. Treasury and government agency securities	793,673	709,789
State and municipal securities	14,965	36,227
Federal funds sold	608,500	450,742
Interest-bearing deposits	51,474	20,962
Equity securities	9,596	8,152
Total interest and dividend revenue	5,641,225	5,344,078

Interest expense
Deposits	1,222,347	832,106
Borrowings	11,036	14,005
Total interest expense	1,233,383	846,111

Net interest income	4,407,842	4,497,967

Provision for loan losses	-	-
Net interest income after provision for loan losses	4,407,842	4,497,967

Noninterest revenue
Service charges on deposit accounts	244,484	272,495
ATM and debit card revenue	145,509	127,202
Miscellaneous revenue	103,968	84,844
Total noninterest revenue	493,961	484,541

Noninterest expenses
Salaries	876,444	818,334
Employee benefits	196,587	179,344
Occupancy	180,344	188,231
Furniture and equipment	117,194	150,167
Other operating	469,590	517,384
Total noninterest expenses	1,840,159	1,853,460

Income before income taxes	3,061,644	3,129,048
Income taxes	1,100,500	1,141,500

Net income	$ 1,961,144	$ 1,987,548

Earnings per common share - basic and diluted	$ 0.63	$ 0.63

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
	For the nine months ended
	September 30,
	2007	2006
Interest and dividend revenue
Loans, including fees	$ 12,514,743	$ 11,761,056
U.S. Treasury and government agency securities	1,979,548	2,090,989
State and municipal securities	54,650	127,539
Federal funds sold	1,527,614	788,780
Interest-bearing deposits	96,985	56,285
Equity securities	50,744	51,554
Total interest and dividend revenue	16,224,284	14,876,203

Interest expense
Deposits	3,369,510	2,210,833
Borrowings	27,487	36,260
Total interest expense	3,396,997	2,247,093

Net interest income	12,827,287	12,629,110

Provision for loan losses	-	-
Net interest income after provision for loan losses	12,827,287	12,629,110

Noninterest revenue
Service charges on deposit accounts	773,950	852,560
ATM and debit card revenue	377,049	337,585
Miscellaneous revenue	314,924	298,313
Total noninterest revenue	1,465,923	1,488,458

Noninterest expenses
Salaries	2,586,155	2,462,366
Employee benefits	602,606	562,831
Occupancy	520,745	537,140
Furniture and equipment	344,163	389,597
Other operating	1,388,370	1,448,024
Total noninterest expenses	5,442,039	5,399,958

Income before income taxes	8,851,171	8,717,610
Income taxes	3,206,000	3,148,500

Net income	$ 5,645,171	$ 5,569,110

Earnings per common share - basic and diluted	$ 1.80	$ 1.75

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the nine months ended
	September 30,
	2007	2006
Cash flows from operating activities
Interest and dividends received	$ 15,810,513	$ 14,636,435
Fees and commissions received	1,319,628	1,367,603
Interest paid	(3,245,536)	(2,087,971)
Cash paid to suppliers and employees	(5,190,909)	(5,181,433)
Income taxes paid	(3,337,063)	(3,220,114)
	5,356,633	5,514,520
Cash flows from investing activities
Certificates of deposit purchased, net of maturities	(3,671,107)	(3,268)
Proceeds from maturities of investments available
for sale	16,000,000	-
Purchase of investments available for sale	(29,458,743)	(13,750,206)
Proceeds from maturities of investments held to
maturity	33,450,000	58,150,000
Purchase of investments held to maturity	(22,171,766)	(16,026,291)
Loans made, net of principal collected	4,422,689	(24,404,008)
Proceeds from sale of equipment	8,224	-
Purchases of premises, equipment,
and computer software	(373,516)	(335,505)
	(1,794,219)	3,630,722

Cash flows from financing activities
Net increase (decrease) in
Time deposits	16,669,168	12,149,970
Other deposits	(3,683,463)	(12,139,491)
Securities sold under agreements to repurchase	(761,816)	(60,291)
Principal payments on note payable	(16,858)	(15,878)
Common shares repurchased	(1,613,413)	(1,111,431)
Dividends paid	-	(4,462,578)
	10,593,618	(5,639,699)

Net increase (decrease) in cash and cash equivalents	14,156,032	3,505,543
Cash and cash equivalents at beginning of period	45,771,812	50,425,595
Cash and cash equivalents at end of period	$ 59,927,844	$ 53,931,138

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the nine months ended
	September 30,
	2007	2006
Reconciliation of net income to net cash provided
by operating activities
Net income	$ 5,645,171	$ 5,569,110
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	419,498	452,549
Deferred income taxes	118	-
Amortization of premiums and accretion of
discounts, net	(450,380)	(148,182)
(Gain) loss on disposition of assets	106	2,651
Decrease (increase) in
Accrued interest receivable	36,544	(91,585)
Cash surrender value of bank owned life insurance	(141,960)	(120,288)
Other assets	(156,201)	(98,235)
Increase (decrease) in
Accrued interest payable	151,461	159,122
Other liabilities	(147,724)	(210,622)
	$ 5,356,633	$ 5,514,520

Composition of cash and cash equivalents
Cash and due from banks	$ 17,169,053	$ 19,188,701
Federal funds sold	42,751,013	34,737,015
Interest-bearing deposits, except for time deposits	7,778	5,422
	$ 59,927,844	$ 53,931,138

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position and results of operations have been made. These adjustments are of a normal recurring nature. Results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the audited consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 2006.

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

Per share data
 Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding for the period, as follows:

	2007	2006
Three months ended September 30	3,113,341	3,176,307
Nine months ended September 30	3,132,836	3,182,979

2. Comprehensive Income
Comprehensive income consists of:

	For the nine months ended
	September 30,
	2007	2006
Net income	$ 5,645,171	$ 5,569,110
Unrealized gain on investment securities
available for sale, net of income taxes	94,659	250,861
Comprehensive income	$ 5,739,830	$ 5,819,971

3. Loan commitments
Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Outstanding loan commitments and letters of credit consist of:

	September 30, 2007	December 31, 2006
Loan commitments	$ 33,362,846	$ 40,423,268
Standby letters of credit	$ 1,385,719	$ 1,682,942

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

Financial Condition
 Total assets of the Company increased $16.4 million from December 31, 2006 to September 30, 2007. Average assets for the third quarter of 2007 were down $2.5 million from the comparable period in 2006. Due to the effect of seasonal resort business, it is normal for third quarter assets to be higher than the beginning or end of the same year.

Combined deposits and customer repurchase agreements increased $12.2 million during the first nine months of 2007. Average combined deposits and retail repurchase agreements increased $1.6 million from third quarter 2006 to 2007. Management carefully monitors deposit levels and their effect on liquidity, taking steps to retain core deposits.

The Company’s investment portfolio has increased by $2.8 million in the first nine months of 2007. Investment securities that are classified as available for sale are comprised of both equity and debt securities. In mid-2006, management began classifying purchases of short-term U. S. Treasury Bills as available for sale. This has resulted in a gradual shift of investment balances from held to maturity into available for sale. This strategy provides increased availability of liquid funds for loan growth or withdrawals from deposit accounts.

During 2007, the Bank’s gross loan portfolio has decreased by $4.4 million. At the end of the second quarter, loan volume year-to date was flat. Reductions in the portfolio during the third quarter are attributable to seasonal line of credit pay downs, scheduled repayment of real estate development loans, and unanticipated payoffs of commercial mortgages in which the bank participated. Additionally, loan originations are down due to conditions in the regional real estate market.

Based on its quarterly review of the consolidated loan portfolio, the Company determined that an allowance of $2.2 million was adequate as of September 30, 2007. Historically, the Company has low levels of loan delinquencies and charge-offs. Loans delinquent ninety days or more and still accruing interest totaled $432,856 or .19% of the portfolio at September 30, 2007, and $239,620 or .10% of the portfolio at December 31, 2006. There were no nonaccrual loans as of September 30, 2007 or December 31, 2006. Loans past due 90 days or more and still accruing had been evaluated by management and were either well-collateralized or repayment was imminent.

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

The Company has available lines of credit, including overnight federal funds, reverse repurchase agreements and letters of credit, totaling $21,000,000 as of September 30, 2007.

Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits and retail repurchase agreements were 44.50% for the third quarter of 2007 compared to 39.66% for the second quarter of 2007 and 44.81% for the third quarter of 2006.

Results of Operations
 Net income for the three months ended September 30, 2007, was $1,961,144 or $.63 per share, compared to $1,987,548 or $.63 per share for the third quarter of 2006. This represents a decrease of $26,404 or 1.33%. Year to date net income has increased $76,061 from $5,569,110 or $1.75 per share in 2006 to $5,645,171 or $1.80 per share in 2007. The key components of net income are discussed in the following paragraphs.

In the first nine months of 2007, as compared to 2006, net interest income increased $198,177 (1.57%). Net interest income decreased $90,125 (2.00%) in third quarter 2007 compared to third quarter 2006. While interest and dividend revenues increased $297,147 (5.56%), interest expense increased $387,272 (45.77%). The expense increase is due to the movement of deposits from noninterest-bearing and lower rate interest-bearing deposits to higher rate time deposits.

The tax-equivalent quarterly yield on interest-earning assets increased by 36 basis points from 6.08% for third quarter 2006 to 6.44% in 2007. The quarterly yield on interest-bearing liabilities increased by 68 basis points, from 1.52% in 2006 to 2.20% in 2007. In combination, these shifts contributed to a decrease in net margin on interest-earning assets of 8 basis points.

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

Average Balances, Interest, and Yields
	For the quarter ended			For the quarter ended
	September 30, 2007			September 30, 2006
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield
Assets
Federal funds sold	$47,006,543	$608,500	5.14%	$34,536,931	$450,742	5.18%
Interest-bearing deposits	4,071,750	51,474	5.02%	2,200,454	20,962	3.78%
Investment securities	70,316,915	867,151	4.89%	86,506,091	806,850	3.70%
Loans, net of allowance	231,364,706	4,197,629	7.20%	230,717,689	4,142,871	7.12%
Total interest-earning assets	352,759,914	5,724,754	6.44%	353,961,165	5,421,425	6.08%
Noninterest-bearing cash	17,044,550			18,497,065
Other assets	13,685,396			13,556,213
Total assets	$383,489,860			$386,014,443
Liabilities and Stockholders' Equity
Interest-bearing deposits
NOW	$51,798,447	46,082	0.35%	$55,258,697	32,594	0.23%
Money market	32,766,614	77,517	0.94%	42,420,120	82,943	0.78%
Savings	44,127,495	82,274	0.74%	47,520,408	70,538	0.59%
Other time	88,056,153	1,016,474	4.58%	68,473,727	646,031	3.74%
Total interest-bearing deposits	216,748,709	1,222,347	2.24%	213,672,952	832,106	1.55%
Securities sold under agreements
to repurchase	5,353,325	9,421	0.70%	6,872,328	12,059	0.70%
Borrowed funds	105,956	1,615	6.05%	128,086	1,946	6.03%
Total interest-bearing liabilities	222,207,990	1,233,383	2.20%	220,673,366	846,111	1.52%
Noninterest-bearing deposits	89,017,589	-		95,741,109	-
	311,225,579	1,233,383	1.57%	316,414,475	846,111	1.06%
Other liabilities	432,671			457,252
Stockholders' equity	71,831,610			69,142,716
Total liabilities and
stockholders' equity	$383,489,860			$386,014,443
Net interest spread			4.24%			4.56%
Net interest income		$4,491,371			$4,575,314
Net margin on interest-earning assets			5.05%			5.13%

Tax equivalent adjustment in:
Investment income		$48,917			$52,682
Loan income		$34,612			$24,665

The Company’s net interest income is one of the most important factors in evaluating its financial performance. Management uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease one hundred basis points, and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience a decrease of approximately 5.9% in net interest income. Conversely, if prime were to increase one hundred basis points, and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience a corresponding increase in net interest income. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management’s reaction to this rate change would be to reprice its loans or deposits.

No provision for loan losses was charged to expense during the first three quarters of 2007 or 2006. Net loans charged-off (recovered) were $787 during the first nine months of 2007 versus ($69) in the same period in 2006.

Noninterest revenue for the third quarter of 2007 is $9,420 (1.94%) more than last year. Noninterest revenue for the year-to-date is $22,535 (1.51%) less than last year. For both the quarter and the year-to-date, increased ATM and VISA debit card revenue helped to offset declines in deposit account service charges which are volume-related. Included in miscellaneous revenue is the increase in cash surrender value of bank owned life insurance, which is $21,672 higher in the first nine months of 2007 than in the same period for 2006.

Noninterest expense for the third quarter of 2007 is $13,301 (.72%) less than last year. During the quarter, increased salary and benefit expense is offset by reduced occupancy, furniture and equipment, and other operating expenses. Included in the quarterly and year-to-date furniture and equipment expense is a $21,837 reduction in personal property taxes which are paid on receipt of invoices, generally late in the third quarter and early in the fourth quarter. Noninterest expense for the year-to-date is $42,081 (.78%) more than last year. Salaries and benefits are up $163,564 reflecting pay increases implemented early in the year, and related benefit increases. Occupancy and furniture and equipment are down in part due to some significant repair costs incurred in 2006. Other operating expenses are down $59,654 in part due cost savings in postage and stationery resulting from reduced notice mailings. Courier costs are down $30,558 (37.40%) due to the May 2007 implementation of electronic image capture and transmission of processed items from branch locations to the central processing area in Berlin. A notable cost increase of $24,795 (18.42%) in ATM/Debit Card processing fees, relates primarily to volume of transactions.

The Bank employed 95 full time equivalent employees as of September 30, 2007. The Bank hires seasonal employees during the summer, and employs year-round part-time employees to meet peak-time demands. The Company has no employees other than those hired by the Bank.

Income taxes are $57,500 higher this year than last, on a pre-tax income increase of $133,561. The Company’s effective tax rate has increased from 36.12% through September 2006 to 36.22% through September 2007. This results from the decrease of tax preferenced revenues in actual dollars and as a percentage of total revenues. Additionally, the Company’s marginal federal statutory rate has increased due to annualized taxable income exceeding $10 million.

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

Other bank services include cash management services, 24-hour ATM’s, debit cards, safe deposit boxes, travelers’ checks, direct deposit of payroll and social security, and automatic drafts for various accounts. The Bank offers bank-by-phone and Internet banking services, including electronic bill-payment, to both commercial and retail customers. The Bank also offers non-deposit products including retail repurchase agreements and discount brokerage services through a correspondent bank. The Bank offers individual customers up to $50 million in FDIC insured deposits through the Certificate of Deposit Account Registry Services®.

Capital Resources and Adequacy
 Total stockholders’ equity increased $4,126,417 from December 31, 2006 to September 30, 2007. This increase is attributable to comprehensive income recorded during the period, as detailed in Note 2 of the Notes to Financial Statements, reduced by $1,613,413 used to repurchase and retire 42,486 shares of common stock. Stock repurchases were at prices ranging from $36.00 to $38.50 per share.

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

Tier one risk-based capital ratios of the Company as of September 30, 2007 and December 31, 2006 were 33.8% and 32.2%, respectively. Both are substantially in excess of regulatory minimum requirements.

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

At September 30, 2007, the Company’s interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 28.68%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.

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

The Company’s management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

Changes in Internal Controls
 During the quarter ended on the date of this report, there were no significant changes in the Company’s internal control over financial reporting that have had or are reasonably likely to have a material affect on the Company’s internal control over financial reporting. As of September 30, 2007, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s internal controls over financial reporting are effective.

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

			(c) Total number	(d) Maximum number
	(a) Total	(b) Average	of Shares Puchased	of Shares that may
	Number	Price Paid	as Part of a Publicly	yet be Purchased
Period	of Shares	per Share	Announced Program	Under the Program
July	17,458	38.50	17,458	288,814
August	6,194	38.50	6,194	282,620
September	2,400	38.50	2,400	280,220
Totals	26,052		26,052

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

Item 3 Defaults Upon Senior Securities
 Not applicable

Item 4 Submission of Matters to a Vote of Security Holders
 Not applicable.

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
Calvin B. Taylor Bankshares, Inc.

Date: November 6, 2007	By:	/s/:Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

Date: November 6, 2007	By:	/s/:Jennifer G. Hawkins
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
Calvin B. Taylor Bankshares, Inc.

Date: November 6, 2007	By:	/s/:Raymond M. Thompson
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
Calvin B. Taylor Bankshares, Inc.

Date: November 6, 2007	By:	/s/:Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)

Exhibit 32
Certification - Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2007 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
Calvin B. Taylor Bankshares, Inc.

Date: November 6, 2007	By:	/s/:Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

Date: November 6, 2007	By:	/s/:Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)