Form 10-K
period 2007-12-31
TAYLOR CALVIN B BANKSHARES INC
filed 2008-03-17
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1.00 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ____ No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ____ No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No ____

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
    Large accelerated filer ____                                                                                     Accelerated filer [ X ]
    Non- accelerated filer ____ (Do not check if a smaller reporting company)     Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ____ No [ X ]

The aggregate market value of the Common Stock, all of which has voting rights, held by non-affiliates of the registrant on December 31, 2007, was $100,040,633. This calculation is based upon the last price known to the registrant at which its Common Stock was sold as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2007, the last known sale price was $38.50 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock. On February 29, 2008, 3,096,072 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
 The Company's Proxy Statement for Annual Meeting of Stockholders to be held on May 14, 2008, is incorporated by reference in this Form 10-K in Part III, Item 10, Item 11, Item 12, Item 13, and Item 14.
                                                                                         - 1 -

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

PART I

Item 1. Business

 General
    Calvin B. Taylor Bankshares, Inc. (Company) was incorporated as a Maryland corporation on October 31, 1995. The Company owns all of the stock of Calvin B. Taylor Banking Company of Berlin, Maryland (Bank). The Bank, which commenced operation in 1890, is a commercial bank incorporated under the laws of the State of Maryland on December 17, 1907, with a main office located in Berlin, Maryland.

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

Banking Products and Services
    The Bank offers a full range of deposit services including checking, NOW, Money Market, and savings accounts, and time deposits including certificates of deposit. The transaction, savings, and certificate of deposit accounts are tailored to the Bank’s principal market areas at rates competitive to those offered in the area. The Bank also offers Individual Retirements Accounts (IRA), Health Savings Accounts, and Education Savings Accounts. All deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to the maximum amount allowed by law (generally, $100,000 per depositor, except for $250,000 for per depositor for certain retirement accounts, subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities. The Bank offers individual customers up to $50 million in FDIC insured deposits through the Certificate of Deposit Account Registry Services®.
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
    Other bank services include cash management services, 24-hour ATM’s, debit cards, safe deposit boxes, travelers’ checks, direct deposit of payroll and social security funds, and automatic drafts for various accounts. The Bank offers bank-by-phone and Internet banking services, including electronic bill-payment, to both commercial and retail customers. Early in 2008, the Bank began offering a remote capture service that enables commercial customers to electronically capture check images and make on-line deposits. The Bank also offers non-deposit products including retail repurchase agreements and discount brokerage services through a correspondent bank.

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

Employees
     As of December 31, 2007, the Bank employed 92 full-time equivalent employees. The Company's operations are conducted through the Bank. Consequently, the Company does not have separate employees. None of the employees of the Bank are represented by any collective bargaining unit. The Bank considers its relations with its employees to be good.

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

Sarbanes-Oxley Act
    The Sarbanes-Oxley Act (SOX) of 2002 imposed additional disclosure requirements in the Company’s reports filed with the SEC. SOX defines new standards of independence for insiders, provides guidance for certain Board committees including the composition of those committees, and establishes corporate governance requirements.

The Bank
     General. The Bank operates as a state nonmember banking association incorporated under the laws of the State of Maryland. It is subject to examination by the FDIC and the state department of banking regulation for each state in which it has a branch. The States and the FDIC regulate or monitor all areas of the Bank’s operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees on loans, establishment or closure of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The FDIC requires the Bank to maintain certain capital ratios and imposes limitations on the Bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. The Bank is required by the FDIC to prepare quarterly reports on the Bank’s financial condition.
    Under provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), all insured institutions must undergo periodic on-site examination by the appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the agency against each institution or affiliate, as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition, or other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems, and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

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

Other Regulations
     Interest and certain other charges collected or contracted for by the Bank are subject to state and federal laws concerning interest rates. The Bank’s loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed, or other prohibited bases in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank are subject to the Truth in Savings Act which governs disclosures of rate and fee information to consumer deposit customers, the Right to Financial Privacy Act which imposes a duty to maintain confidentiality of customers’ financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Fund Transfers Act as implemented by the Federal Reserve Board’s Regulation E which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Deposit Insurance
     The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. The Deposit Insurance Fund is maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. The Federal Deposit Insurance Reform Act of 2005 creates a revised deposit insurance assessment rate structure, effective January 1, 2007. Under this system, assessment rates are based on Risk Categories as determined by a combination of CAMELS component ratings and financial ratios. Banks in Risk Category I, the lowest risk profile, will be assessed at a rate of 5 to 7 basis points. A One-time Assessment Credit for banks that were in existence on December 31, 1996, will be applied to offset assessments dollar-for-dollar until full benefit of the credit is received. In addition to the amount paid for deposit insurance, banks are assessed an additional amount to service the interest on the bond obligations of the Financial Corporation (FICO). Any increase in deposit insurance premiums for the Bank will increase the Bank’s operating expenses, and there can be no assurance that such costs can be passed on to the Bank’s customers.

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
    Current guidelines require bank holding companies and federally regulated banks to maintain a minimum ratio of total risk-based capital to risk-weighted assets equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders' equity before the unrealized gains and losses on securities available for sale, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles, and excludes the allowance for loan losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan losses up to 1.25% of risk-weighted assets. Total capital is the sum of Tier 1 plus Tier 2 capital. The federal bank regulatory authorities have also implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 4%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.
    FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories for compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2007, the Company and the Bank were qualified as "well capitalized." For further discussions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Capital."

Recent Legislative Developments
    Periodically, the federal and state legislatures consider bills with respect to the regulation of financial institutions. Some of these proposals could significantly change the regulation of banks and the financial services industry. The Company cannot predict if such proposals will be adopted or the affect to the Company.

Item 1A. Risk Factors
     The Company and the Bank are subject to various types of risk during the normal conduct of business. There has been no material increase in any level of risk incurred by the Company or the Bank during the period covered by this report. Following are descriptions of the significant categories of risk most relevant to the Company.

Credit risk
    Credit risk is the risk to the bank’s earnings or capital from the potential of an obligor to fulfill its contractual commitment to the bank. Credit risk is most closely associated with a bank’s lending. It encompasses the potential loss on a particular loan as well as the potential for loss from a group of related loans, i.e., a credit concentration. Credit risk also extends to less traditional bank activities. It includes the credit behind the bank’s investment portfolio.
    A primary source of revenue for the Bank is lending, which is also the area of greatest credit risk. To ameliorate credit risk, the Board and management have adopted conservative lending practices. Board approved policies provide underwriting guidance. Individual loan authorities are low with no individual officer having a secured loan authority over $200,000. One result of the low individual limits is that the Executive Committee or the full Board approves most mortgage loans and many commercial non-mortgages. The Bank’s product offerings are non-complex and no new loan products have been introduced this year.
    Credit risk attributable to concentrations relates to the geography in which the Bank operates. There are no other significant concentrations related to an individual borrowing relationship or industry.

Interest-rate risk
     Interest rate risk is the risk to earnings or capital from the potential movement in interest rates. It is the sensitivity of the bank’s future earnings to interest rate changes. Interest rate risk is generally measured on the basis of duration analysis or gap analysis. Duration analysis measures the degree of risk in a particular instrument or portfolio and gap analysis defines the timing when loss may occur. In a community bank, an adequate interest rate risk measurement can be fairly simplistic.
    The Bank controls interest rate risk by keeping both interest-bearing assets and liabilities short-term. As of December 31, 2007, approximately 97.6% of the Bank’s loans are either variable rate or written on demand, and investment securities generally mature within three years. The longest term offered on a customer certificate of deposit is 24 months. This strategy has carried the Bank through rate cycles successfully in the past.

Liquidity Risk
     Liquidity risk is the risk to earnings or capital from a bank’s inability to meet its obligations when they come due without incurring unacceptable losses or costs. An example would be: Depositors withdrawing their deposits when the bank does not have the liquid assets to fund the withdrawals while meeting loan-funding obligations.
    The Company’s consolidated liquidity ratio was 42.0% in 2007, down from 45.6% in 2006. The Company anticipates that it will be able to fund loan demand and meet deposit withdrawal requests through the reduction of overnight investment in federal funds sold, maturity of investment securities, and, if necessary, borrowing against lines of credit with correspondent banks.

Market Risk
     Market risk is the risk to earnings or capital from changes in the value of portfolios of financial instruments. For most banks market risk is the risk of a decline in market value of its securities portfolio. Because the value of bank securities is driven primarily by interest rates, market risk and interest-rate risk frequently go hand in hand.
    The Bank generally invests in short term investment securities of high quality. Market rates influence the fair market value of the portfolio and, therefore, the carrying value of securities classified as available for sale. The impact on the Bank’s earnings relates to interest-rates and related risk. Management has not identified any investment securities as being other than temporarily impaired.

Transaction Risk
     Transaction risk is the risk to earnings or capital arising from problems with service or product delivery. Transaction risk is the risk of a failure in a bank’s operating processes. It is a risk of failure in a bank’s automation, its employee integrity, or its internal controls.
    The Company and the Bank are subject to transaction risk. Management believes that a sound system of internal controls along with management and audit oversight control this risk at an acceptable level.

Compliance risk
     Compliance risk is the risk to earnings or capital from noncompliance with laws, rules, and regulations. Compliance risk is often the greatest risk a bank faces. Compliance risk weighs heavily in every bank regardless of its size or products.
    The Company and the Bank devote significant resources to meeting the challenge of complying with all applicable laws and regulations. Management employs a qualified compliance officer and uses supplementary legal or compliance resources as needed. Additionally, compliance is examined by teams of regulatory specialists.

Reputation risk
     Reputation risk is the risk to earnings or capital from negative public opinion. Community and customer relations are critical to a bank’s success. A bank’s reputation is extremely important and anything that would impair that reputation is a significant risk.
    Management and the Board consider the Bank’s reputation to be one of its most valuable non-financial assets. The Bank has earned a reputation for providing good customer service, exercising safe and sound banking practices, dealing fairly with customers, employees and vendors, and participating as a good neighbor in the community. The maintenance of these qualities requires continued commitment and effort.

Strategic Risk
     Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions. A banks strategic plan is the route it is going to follow based on management’s perception of the future. If the plan is wrong or improperly implemented, the bank is at risk.
    The Company’s Strategic Plan is general in nature, emphasizing customer service and profitability as its mission and profitability as its primary objective. The Plan mentions basic loan underwriting criteria as a foundation for asset quality. It includes sections on management succession and community involvement. The Plan does not include specific measurable goals or timeframes for goal achievement.

Item 1B. Unresolved Staff Comments

    The Company has received comments from the Commission staff dated April 16, 2007, June 6, 2007, June 27, 2007, and November 26, 2007, which remain unresolved as of December 31, 2007.  The substance of these comments relates to the Company’s disclosure of the Allowance for Loan Losses (ALLL) in its Annual Report on Form 10-K for the year ended December 31, 2006 (Form 10-K 2006), including the Company’s methodology for its determination of the ALLL.  As further discussed in Item 6, Selected Financial Data, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 2 to the Company’s audited financial statements appearing in Item 8 of this Form 10-K 2007, the Company revised its methodology for determining its ALLL.  An explanation of this change and detailed restatement information is presented in Item 6 Selected Financial Data, and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan Quality and the Allowance for Loan Losses, within this Form 10-K 2007.  The Company believes it has addressed the staff’s comments in this Form 10-K 2007.

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
    As of February 29, 2008 there were approximately 1,027 stockholders of record and 3,096,072 shares of Common Stock issued and outstanding. There is no established public trading market in the stock, and there is no likelihood that a trading market will develop in the near future. Transactions in the common stock are infrequent and are frequently negotiated privately between the persons involved in those transactions.
    All outstanding shares of common stock of the Company are entitled to share equally in dividends from funds legally available, when, as, and if declared by the Board of Directors. The Company paid or declared dividends of $.80 per share in 2007, $.75 per share in 2006, and $2.10 per share in 2005. Included in 2005 is a special cash dividend of $1.40 per share which is not expected to be an annual event.
The following table presents information about the Company’s repurchase of its equity securities during the calendar quarter ended on the date of this Form 10-K.

	(a) Total Number of shares	(b) Average Price Paid per Share	(c ) Total Number of Shares Purchased as Part of a Publicly Announced Program	(d) Maximum Number of Shares that may yet be Purchased Under the Program
Period
October	-0-	N/A	-0-	280,220
November	2,912	$39.00	2,912	277,308
December	1,448	$38.80	1,448	275,860
Totals	4,360	$38.93	4,360

    The Company publicly announced on August 14, 2003, that it would repurchase up to 10% of its outstanding equity stock at that time, which equated to a total of 324,000 common shares available for repurchase. As of January 1, 2005, and again on May 18, 2007, this plan was renewed by public announcement, making up to 10% of the Company’s outstanding equity stock available for repurchase at the time of each renewal. This equated to a total of 314,072 common shares available for repurchase as of May 18, 2007.
    There is no expiration date for this program. No other stock repurchase plan or program existed or exists simultaneously, nor has any other plan or program expired during the period covered by this table. Common shares repurchased under this plan are retired.

Item 6. Selected Financial Data

    The following table presents selected financial data for the five years ended December 31, 2007, including restated balances and other data for the years ended December 31, 2006, 2005, 2004, and 2003. The Company has determined that the allowance for loan losses was overstated as a result of provisions charged to earnings in years prior to 2003. The Company has experienced minimal loan losses, including in recent years and, as a result, has not recorded provisions for loan losses since prior to 2003. Management determined that the balance in the allowance for loan losses could not be supported given the Company’s loan loss history combined with an analysis of probable losses in the current loan portfolio. A prior period adjustment to re-value the allowance for loan losses has been recorded, resulting in the restatement of balances previously reported for years prior to 2007.
    No restatement has been made to the Consolidated Statements of Income for the years ended December 31, 2006, 2005, 2004 or 2003. In accordance with Paragraph 3 of Financial Accounting Standard No. 16, Prior Period Adjustments, no adjustment has been made to the estimate of loan losses in prior periods. In management’s opinion, had adjustments been made to prior period Consolidated Statements of Income, they would have been immaterial.
    Please see Note 2 to the audited financial statements for additional information.

		2007	2006	2005	2004	2003
			Restated	Restated	Restated	Restated
		(Dollars in thousands, except for per share data)
	At Year End
*	Total assets	$369,146	$369,512	$391,054	$395,312	$388,465
	Total deposits	$288,944	$290,325	$310,858	$319,772	$317,946
*	Total loans, net of unearned income and
	allowance for loan losses	$238,076	$233,231	$206,421	$163,489	$164,222
*	Total stockholders’ equity	$74,476	$71,381	$67,530	$67,909	$64,847
	Common shares issued and outstanding	3,102,510	3,149,356	3,187,556	3,208,478	3,227,966

	For the Year
*	Average total assets	$372,006	$377,211	$399,345	$396,695	$383,074
*	Average stockholders' equity	$72,569	$69,268	$69,138	$66,160	$62,986
	Net interest income	$17,032	$16,963	$15,912	$13,698	$13,647
	Net income	$7,297	$7,400	$6,798	$5,613	$5,540
	Cash dividend	$2,485	$2,368	$6,694	$2,087	$1,937

	Per share data
*	Book value	$24.01	$22.67	$21.19	$21.17	$20.09
	Net income	$2.33	$2.33	$2.13	$1.74	$1.71
	Cash dividends declared	$0.80	$0.75	$2.10	$0.65	$0.60

	Other ratios
*	Return on average assets	1.96%	1.96%	1.70%	1.41%	1.45%
*	Return on average equity	10.06%	10.68%	9.83%	8.48%	8.80%
	Dividend payout ratio	34.33%	32.19%	98.59%	37.36%	35.09%
*	Average equity to average assets ratio	19.51%	18.36%	17.31%	16.68%	16.44%

*	Denotes items restated for years 2006, 2005, 2004, and 2003.

The following tables detail the accounts and balances that are affected by the restatement for the quarterly and annual periods ranging from December 31, 2003 through September 30, 2007 as previously reported in Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

	As Originally
	Reported	Adjustment	Restated
Restatement of September 30, 2007 balances
Allowance for loan losses	2,174,631	(1,979,335)	195,296
Loans, less allowance for loan losses	226,929,094	1,979,335	228,908,429
Total assets	383,927,933	1,979,335	385,907,268
Deferred income taxes	778,296	767,950	1,546,246
Total liabilities	309,631,960	767,950	310,399,910
Retained earnings	56,699,156	1,211,385	57,910,541
Total stockholders' equity	74,295,973	1,211,385	75,507,358
Total liabilities and stockholders' equity	383,927,933	1,979,335	385,907,268

Restatement of June 30, 2007 balances
Allowance for loan losses	2,180,894	(1,979,335)	201,559
Loans, less allowance for loan losses	231,522,497	1,979,335	233,501,832
Total assets	378,757,758	1,979,335	380,737,093
Deferred income taxes	760,995	767,950	1,528,945
Total liabilities	305,463,744	767,950	306,231,694
Retained earnings	54,738,012	1,211,385	55,949,397
Total stockholders' equity	73,294,014	1,211,385	74,505,399
Total liabilities and stockholders' equity	378,757,758	1,979,335	380,737,093

Restatement of March 31, 2007 balances
Allowance for loan losses	2,180,894	(1,979,335)	201,559
Loans, less allowance for loan losses	238,523,197	1,979,335	240,502,532
Total assets	365,300,387	1,979,335	367,279,722
Deferred income taxes	841,996	767,950	1,609,946
Total liabilities	293,292,532	767,950	294,060,482
Retained earnings	52,843,357	1,211,385	54,054,742
Total stockholders' equity	72,007,855	1,211,385	73,219,240
Total liabilities and stockholders' equity	365,300,387	1,979,335	367,279,722

	As Originally
	Reported	Adjustment	Restated
Restatement of December 31, 2006 balances
Allowance for loan losses	2,175,418	(1,979,335)	196,083
Loans, less allowance for loan losses	231,251,783	1,979,335	233,231,118
Total assets	367,532,166	1,979,335	369,511,501
Deferred income taxes	719,714	767,950	1,487,664
Total liabilities	297,362,610	767,950	298,130,560
Retained earnings	51,053,985	1,211,385	52,265,370
Total stockholders' equity	70,169,556	1,211,385	71,380,941
Total liabilities and stockholders' equity	367,532,166	1,979,335	369,511,501

Restatement of September 30, 2006 balances
Allowance for loan losses	2,190,778	(1,979,335)	211,443
Loans, less allowance for loan losses	228,845,965	1,979,335	230,825,300
Total assets	389,864,010	1,979,335	391,843,345
Deferred income taxes	796,293	767,950	1,564,243
Total liabilities	318,837,086	767,950	319,605,036
Retained earnings	51,590,238	1,211,385	52,801,623
Total stockholders' equity	71,026,924	1,211,385	72,238,309
Total liabilities and stockholders' equity	389,864,010	1,979,335	391,843,345

Restatement of June 30, 2006 balances
Allowance for loan losses	2,190,778	(1,979,335)	211,443
Loans, less allowance for loan losses	233,648,286	1,979,335	235,627,621
Total assets	381,334,496	1,979,335	383,313,831
Deferred income taxes	738,829	767,950	1,506,779
Total liabilities	311,350,141	767,950	312,118,091
Retained earnings	49,602,690	1,211,385	50,814,075
Total stockholders' equity	69,984,355	1,211,385	71,195,740
Total liabilities and stockholders' equity	381,334,496	1,979,335	383,313,831

Restatement of March 31, 2006 balances
Allowance for loan losses	2,190,734	(1,979,335)	211,399
Loans, less allowance for loan losses	219,875,078	1,979,335	221,854,413
Total assets	374,920,157	1,979,335	376,899,492
Deferred income taxes	720,462	767,950	1,488,412
Total liabilities	306,828,948	767,950	307,596,898
Retained earnings	47,784,529	1,211,385	48,995,914
Total stockholders' equity	68,091,209	1,211,385	69,302,594
Total liabilities and stockholders' equity	374,920,157	1,979,335	376,899,492

	As Originally
	Reported	Adjustment	Restated
Restatement of December 31, 2005 balances
Allowance for loan losses	2,190,709	(1,979,335)	211,374
Loans, less allowance for loan losses	204,441,957	1,979,335	206,421,292
Total assets	389,074,624	1,979,335	391,053,959
Deferred income taxes	635,336	767,950	1,403,286
Total liabilities	322,756,240	767,950	323,524,190
Retained earnings	46,021,128	1,211,385	47,232,513
Total stockholders' equity	66,318,384	1,211,385	67,529,769
Total liabilities and stockholders' equity	389,074,624	1,979,335	391,053,959

Restatement of September 30, 2005 balances
Allowance for loan losses	2,193,108	(1,979,335)	213,773
Loans, less allowance for loan losses	195,943,991	1,979,335	197,923,326
Total assets	411,853,354	1,979,335	413,832,689
Deferred income taxes	725,531	767,950	1,493,481
Total liabilities	340,524,075	767,950	341,292,025
Retained earnings	51,011,122	1,211,385	52,222,507
Total stockholders' equity	71,329,279	1,211,385	72,540,664
Total liabilities and stockholders' equity	411,853,354	1,979,335	413,832,689

Restatement of June 30, 2005 balances
Allowance for loan losses	2,192,258	(1,979,335)	212,923
Loans, less allowance for loan losses	189,264,687	1,979,335	191,244,022
Total assets	409,898,941	1,979,335	411,878,276
Deferred income taxes	730,971	767,950	1,498,921
Total liabilities	340,453,487	767,950	341,221,437
Retained earnings	49,105,752	1,211,385	50,317,137
Total stockholders' equity	69,445,454	1,211,385	70,656,839
Total liabilities and stockholders' equity	409,898,941	1,979,335	411,878,276

Restatement of March 31, 2005 balances
Allowance for loan losses	2,192,552	(1,979,335)	213,217
Loans, less allowance for loan losses	171,607,950	1,979,335	173,587,285
Total assets	399,767,645	1,979,335	401,746,980
Deferred income taxes	612,153	767,950	1,380,103
Total liabilities	331,651,975	767,950	332,419,925
Retained earnings	47,417,886	1,211,385	48,629,271
Total stockholders' equity	68,115,670	1,211,385	69,327,055
Total liabilities and stockholders' equity	399,767,645	1,979,335	401,746,980

	As Originally
	Reported	Adjustment	Restated
Restatement of December 31, 2004 balances
Allowance for loan losses	2,177,926	(1,979,335)	198,591
Loans, less allowance for loan losses	161,510,157	1,979,335	163,489,492
Total assets	393,332,982	1,979,335	395,312,317
Deferred income taxes	549,070	767,950	1,317,020
Total liabilities	326,635,414	767,950	327,403,364
Retained earnings	45,917,427	1,211,385	47,128,812
Total stockholders' equity	66,697,568	1,211,385	67,908,953
Total liabilities and stockholders' equity	393,332,982	1,979,335	395,312,317

Restatement of September 30, 2004 balances
Allowance for loan losses	2,184,884	(1,979,335)	205,549
Loans, less allowance for loan losses	158,288,994	1,979,335	160,268,329
Total assets	412,155,404	1,979,335	414,134,739
Deferred income taxes	431,724	767,950	1,199,674
Total liabilities	344,824,253	767,950	345,592,203
Retained earnings	46,553,204	1,211,385	47,764,589
Total stockholders' equity	67,331,151	1,211,385	68,542,536
Total liabilities and stockholders' equity	412,155,404	1,979,335	414,134,739

Restatement of June 30, 2004 balances
Allowance for loan losses	2,190,706	(1,979,335)	211,371
Loans, less allowance for loan losses	163,097,097	1,979,335	165,076,432
Total assets	395,458,255	1,979,335	397,437,590
Deferred income taxes	308,577	767,950	1,076,527
Total liabilities	329,459,535	767,950	330,227,485
Retained earnings	45,105,240	1,211,385	46,316,625
Total stockholders' equity	65,998,720	1,211,385	67,210,105
Total liabilities and stockholders' equity	395,458,255	1,979,335	397,437,590

Restatement of March 31, 2004 balances
Allowance for loan losses	2,187,860	(1,979,335)	208,525
Loans, less allowance for loan losses	163,040,952	1,979,335	165,020,287
Total assets	383,075,508	1,979,335	385,054,843
Deferred income taxes	378,324	767,950	1,146,274
Total liabilities	318,163,092	767,950	318,931,042
Retained earnings	43,734,147	1,211,385	44,945,532
Total stockholders' equity	64,912,416	1,211,385	66,123,801
Total liabilities and stockholders' equity	383,075,508	1,979,335	385,054,843

	As Originally
	Reported	Adjustment	Restated
Restatement of December 31, 2003 balances
Allowance for loan losses	2,187,277	(1,979,335)	207,942
Loans, less allowance for loan losses	162,243,008	1,979,335	164,222,343
Total assets	386,486,401	1,979,335	388,465,736
Deferred income taxes	355,632	767,950	1,123,582
Total liabilities	322,850,369	767,950	323,618,319
Retained earnings	42,391,363	1,211,385	43,602,748
Total stockholders' equity	63,636,032	1,211,385	64,847,417
Total liabilities and stockholders' equity	386,486,401	1,979,335	388,465,736

Restatement of September 30, 2003 balances
Allowance for loan losses	2,185,520	(1,979,335)	206,185
Loans, less allowance for loan losses	163,816,310	1,979,335	165,795,645
Total assets	418,966,108	1,979,335	420,945,443
Other liabilities	277,767	767,950	1,045,717
Total liabilities	354,755,076	767,950	355,523,026
Retained earnings	43,019,687	1,211,385	44,231,072
Total stockholders' equity	64,211,032	1,211,385	65,422,417
Total liabilities and stockholders' equity	418,966,108	1,979,335	420,945,443

Restatement of June 30, 2003 balances
Allowance for loan losses	2,183,265	(1,979,335)	203,930
Loans, less allowance for loan losses	170,139,580	1,979,335	172,118,915
Total assets	383,824,280	1,979,335	385,803,615
Other liabilities	347,756	767,950	1,115,706
Total liabilities	320,479,269	767,950	321,247,219
Retained earnings	41,590,563	1,211,385	42,801,948
Total stockholders' equity	63,345,011	1,211,385	64,556,396
Total liabilities and stockholders' equity	383,824,280	1,979,335	385,803,615

Restatement of March 31, 2003 balances
Allowance for loan losses	2,182,665	(1,979,335)	203,330
Loans, less allowance for loan losses	167,819,932	1,979,335	169,799,267
Total assets	363,997,795	1,979,335	365,977,130
Other liabilities	59,746	767,950	827,696
Total liabilities	302,647,335	767,950	303,415,285
Retained earnings	40,140,523	1,211,385	41,351,908
Total stockholders' equity	61,350,460	1,211,385	62,561,845
Total liabilities and stockholders' equity	363,997,795	1,979,335	365,977,130

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
    The allowance for loan losses (ALLL) represents management’s best estimate of inherent probable losses in the loan portfolio as of the balance sheet date. It is one of the most difficult and subjective judgments. The adequacy of the allowance for loan losses is evaluated no less than quarterly. The determination of the balance of the allowance for loan losses is based on management’s judgments about the credit quality of the loan portfolio as of the review date. It should be sufficient to absorb losses in the loan portfolio as determined by management’s consideration of factors including an analysis of historical losses, specific reserves for non-performing or past due loans, delinquency trends, portfolio composition (including segment growth or shifting of balances between segments, products and processes, and concentrations of credit, both regional and by relationship), lending staff experience and changes, critical documentation and policy exceptions, risk rating analysis, interest rates and the competitive environment, economic conditions in the Bank’s service area, and results of independent reviews, including audits and regulatory examinations.

Prior Period Adjustment

    In 2007, the Company determined that the allowance for loan losses was overstated as a result of provisions charged to earnings in years prior to 2003. A prior period adjustment to revalue the ALLL has been recorded, resulting in the restatement of balances, variances, and ratios previously reported for years ended December 31, 2006, 2005, 2004, and 2003, and for all quarter ends in years 2007, 2006, 2005, 2004, and 2003. No provision for loan loss was charged to earnings in 2003 or any year after, therefore the prior period adjustment has no impact on previously reported earnings. Item 6, Selected Financial Data, provides details of the accounts and balances that have been restated for each of the affected periods.
    The origin of the overstatement of the Bank’s allowance for loan loss is in the practice of federal and state financial institution regulatory agencies which for many decades strongly recommended that commercial banks establish a reserve for loan losses as a percentage of gross loans. The target percentage increased through the real estate market downturn of the 1980s. It was common practice for banking regulators to recommend that a bank reserve a percentage of gross loans comparable to the average of its peers. Peer groups for this purpose might be determined by size or geography. A bank with higher than peer losses might be required to reserve at a higher rate, but banks with lower than peer losses were requested to reserve based on peer experience, not their own. The result was that banks like ours with conservative lending practices and lower loan losses recorded reserves, through gradual provisions charged to earnings over many years, which exceeded their identifiable or likely losses. Therefore, throughout the 1990s the Bank maintained an ALLL of approximately 1.35% of loans. Although the Bank did not make additional provisions to the ALLL after 2002, its ALLL did not decrease in the ensuing years due to its low level of net charge-offs. However, based on its conservative practices and uncertainty as to the proper method to determine the ALLL, as further discussed below, management determined to keep the ALLL at the then-current level until 2007.
    In recent years, bank regulatory agencies have shifted their focus to the methodology, or thought process, underlying the balance in the ALLL. They recommend that banks, like other industries, estimate their reserve for uncollectible receivables (loans), in accordance with generally accepted accounting principles. In December 1993, the Interagency Policy Statement on the Allowance for Loan and Lease Losses focused on the responsibilities of financial institution management and boards of directors regarding the ALLL. In July 1999, guidance jointly issued by banking regulators and the Securities and Exchange Commission (SEC) marked the beginning of the regulatory shift to GAAP, from what had become known in the banking industry as regulatory accounting principles (RAP). In July 2001, banking regulators issued the Policy Statement on Allowance for Loan and Lease Losses Methodology and Documentation for Banks and Savings Institutions, which instructed banking boards of directors to ensure that their ALLL is determined consistent with "the institutions’ stated policies and procedures, generally accepted accounting principles (GAAP), and ALLL supervisory guidance." Throughout the 2001 statement, the regulators acknowledge that variables such as the size of an institution and the complexity of its lending products and activities will result in policies and procedures "appropriately tailored" to the institution. Parallel guidance to registrants that are creditors in lending transactions was released in July 2001 by SEC as Staff Accounting Bulletin 102, Selected Loan Loss Allowance and Documentation Issues. The 2001 guidance, which reinforced the regulatory shift toward GAAP, recommended that reserves be based on historical and identified losses in the loan portfolio. As a result, the Company ceased to build its ALLL through charges to income until it was confident that the current guidance was widely applied by its regulators and implemented by the industry.

    In December 2006, federal financial institution examiners released the Interagency Policy Statement on the Allowance for Loan and Lease Losses (2006 Statement). The stated purpose of this policy statement was to revise the prior policy statement issued in 1993 and to "ensure consistency with generally accepted accounting principals (GAAP) and more recent supervisory guidance." Management believes that guidance issued from 1999 up to the issuance of the 2006 Statement was not universally applied by the regulatory agencies. As a result, the Bank continued to apply its previous methodology to the calculation of the ALLL. Management’s position that guidance issued from 1999 until the 2006 Statement was not universally implemented is further supported by the issuance of the 2006 Statement, which banking regulators felt necessary to ensure consistent implementation. In a cover letter accompanying the release of the 2006 Statement, Federal Reserve further evidenced the existing lack of full compliance with prior guidance for the ALLL. An extract from Federal Reserve’s SR 06-17 dated December 13, 2006 follows:

Although the revised policy statement reiterates key concepts and requirements in GAAP and existing supervisory guidance on the ALLL, the agencies recognize that institutions may not have sufficient time to complete any enhancements needed to bring their ALLL processes and documentation into full compliance with the revised guidance for year-end 2006 reporting purposes. Nevertheless, these enhancements should be completed in the near term.

    In response to the definitive guidance provided in the 2006 Statement, which management believes, unlike the prior statements, was accepted in the industry as definitive guidance, management determined that a revaluation of the ALLL was necessary. Management and the boards of directors of the Bank and the Company agreed that the accounting adjustment required to bring the ALLL to its appropriate level, based on the application of current methodology, would materially distort earnings if adjusted in the prescribed manner, through current earnings. With the concurrence of its independent auditors, management has elected to record the revaluation of the ALLL as a prior period adjustment. The result of the restatement of prior years is to increase net loans, total assets, the net credit for deferred income taxes, and retained earnings in each restated year. The restatement of these balances results in restated variances between years and relationship ratios within a single year, such as loans to deposits and capital ratios. These restatements are referenced throughout the following Management’s Discussion and Analysis. It is the belief of management that the restatements of balances, variances and ratios support the position that this adjustment will not alter conclusions drawn by those who relied on the Company’s originally filed statements for the restated periods, or those who rely on the Company’s current financial reports including the restatements for quarterly and annual reports from March 2003, through September 2007.
    See "Loan Quality and the Allowance for Loan Losses" for additional related disclosure and discussion.

Overview
     Consolidated income of the Company is derived primarily from operations of the Bank. Net income for 2007 was $7,296,587 compared to $7,400,369 for 2006 and $6,797,638 for 2005. The Company had a return on average equity of 10.06% and return on average assets of 1.96% for 2007, compared to returns on average equity of 10.68% and 9.83%, and returns on average assets of 1.96% and 1.70%, for 2006 (restated) and 2005 (restated), respectively. The effect of restatement is to reduce returns on average equity by .19% and .18% and returns on average assets by .01% and .01%, for 2006 and 2005, respectively.

Results of Operations
    The Company’s net income of $7,296,587, or $2.33 per share, for the year ended December 31, 2007, was a decrease of $103,782 (1.40%) from net income of 7,400,369, or $2.33 per share, for the year ended December 31, 2006. Contributing to this decrease were a $69,810 (0.41%) increase in net interest income, a $15,808 (0.81%) decrease in noninterest revenue, and a $207,404 (2.82%) increase in noninterest expense.
    The Company’s net income of $7,400,369, or $2.33 per share, for the year ended December 31, 2006, was an increase of $602,731 (8.87%) from net income of $6,797,638, or $2.13 per share, for the year ended December 31, 2005. Contributing to this increase was a $1,050,666 (6.60%) increase in net interest income. Noninterest revenue increased $149,370 (8.30%) from 2005 to 2006, while noninterest expense increased $195,005 (2.72%) during the same period.
    The Company’s net income of $1,651,416 or $.53 per share, for the quarter ended December 31, 2007, was a decrease of $179,843 (9.82%) from the net income of $1,831,259 or $.58 per share, for the quarter ended December 31, 2006. Lower net interest income, the primary reason for the decrease, resulted from the repricing of deposit accounts initiated in mid-2006. Deposit rate increases were targeted at deposit retention in a highly competitive environment.
    The Company’s net income of $1,831,259 or $.58 per share, for the quarter ended December 31, 2006, was an increase of $127,316 (7.47%) from the net income of $1,703,943 or $.53 per share, for the quarter ended December 31, 2005. Increased net interest income, the primary reason for the increase, was due to a second year of continued growth in the Bank’s loan portfolio and higher earnings rates on the Bank’s investments. Deposit interest expense increased due to rate increases targeted at deposit retention.

Net Interest Income
    The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest expense incurred on interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balances of interest-earning assets and the Company’s funding sources, and the rate spreads between interest-earning assets and funding sources. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities. The volume of interest-earning assets and interest-bearing liabilities is affected by the ability to manage the earning-asset portfolio, which includes loans, and the availability of particular sources of funds, such as noninterest-bearing deposits.
    The key performance measure for net interest income is the "net margin on interest-earning assets," or net interest income divided by average interest-earning assets. The Company's net interest margin for 2007 on a non-GAAP tax-equivalent basis was 5.07%, compared to 5.00% and 4.43% for 2006 (restated) and 2005 (restated), respectively. The effect of restatement was to lower the net interest margin from the originally reported levels of 5.02% and 4.45% for 2006 and 2005, respectively. Because most of the Bank’s loans are written with a demand feature, the income of the Bank should not change dramatically as interest rates change. Management of the Company expects to maintain the net margin on interest-earning assets. The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although such expectations are based on management's judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management's expectations cannot be assured.
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

	Average Balances, Interest, and Yields
	(Dollars stated in thousands)
	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2007			December 31, 2006 Restated			December 31, 2005 Restated
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$ 37,826	$ 1,919	5.07%	$ 22,547	$ 1,137	5.04%	$ 34,233	$ 1,078	3.15%
Interest-bearing deposits	3,494	168	4.82%	2,173	79	3.64%	2,175	56	2.56%
Investment securities:
U. S. Treasury	55,061	2,636	4.79%	71,441	2,614	3.66%	105,456	2,881	2.73%
U. S. Government Agency	6,568	310	4.73%	13,378	398	2.98%	19,666	525	2.67%
State and municipal	2,397	95	3.97%	7,443	219	2.94%	16,618	388	2.34%
Other	1,927	101	5.27%	1,900	102	5.37%	1,882	90	4.80%
Total investment securities	65,953	3,142	4.77%	94,162	3,333	3.54%	143,622	3,884	2.70%
Loans:
Commercial	23,812	1,691	7.10%	23,804	1,711	7.19%	19,134	1,322	6.91%
Mortgage	208,936	14,870	7.12%	200,588	14,020	6.99%	165,415	11,485	6.94%
Consumer	2,465	206	8.37%	2,491	206	8.27%	2,083	178	8.53%
Total loans	235,213	16,767	7.13%	226,883	15,937	7.02%	186,632	12,985	6.96%
Allowance for loan losses	199			211			214
Total loans, net of allowance	235,014	16,767	7.13%	226,672	15,937	7.03%	186,418	12,985	6.97%
Total interest-earning assets	342,287	21,996	6.43%	345,554	20,486	5.93%	366,448	18,003	4.91%
Noninterest-bearing cash	16,179			17,694			19,946
Premises and equipment	6,548			6,605			6,757
Other assets	6,992			7,358			6,194
Total assets	$372,006			$377,211			$399,345
Interest-bearing deposits
NOW	$ 51,297	183	0.36%	$ 57,052	141	0.25%	$ 67,452	101	0.15%
Money market	33,590	317	0.94%	41,810	335	0.80%	50,537	218	0.43%
Savings	44,137	327	0.74%	47,812	285	0.60%	54,988	218	0.40%
Other time	84,867	3,789	4.46%	68,359	2,414	3.53%	63,710	1,202	1.89%
Total interest-bearing deposits	213,891	4,616	2.16%	215,033	3,175	1.48%	236,687	1,739	0.73%
Securities sold under agreements
to repurchase	4,248	29	0.69%	5,878	40	0.68%	6,325	22	0.34%
Borrowed funds	109	7	6.10%	145	8	5.52%	151	9	6.07%
Total interest-bearing liabilities	218,248	4,652	2.13%	221,056	3,223	1.46%	243,163	1,770	0.73%
Noninterest-bearing deposits	79,807	-		84,380	-		85,526	-
	298,055	4,652	1.56%	305,436	3,223	1.06%	328,689	1,770	0.54%
Other liabilities	1,382			2,507			1,518
Stockholders' equity	72,569			69,268			69,138
Total liabilities and
stockholders' equity	$372,006			$377,211			$399,345
Net interest spread			4.30%			4.47%			4.18%
Net interest income		$ 17,344			$ 17,263			$ 16,233
Net margin on interest-earning assets			5.07%			5.00%			4.43%

Tax equivalent adjustment included in:
Investment income		$ 191			$ 231			$ 291
Loan income		$ 121			$ 69			$ 27

	Average Balances, Interest, and Yields
	(Dollars stated in thousands)
	For the Year Ended			For the Year Ended
	December 31, 2004 Restated			December 31, 2003 Restated
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$ 41,762	$ 547	1.31%	$ 53,715	$ 541	1.01%
Interest-bearing deposits	2,201	48	2.16%	1,706	42	2.48%
Investment securities:
U. S. Treasury	116,537	2,442	2.10%	99,711	2,411	2.42%
U. S. Government Agency	18,844	503	2.67%	18,172	531	2.92%
State and municipal	19,004	407	2.14%	12,119	332	2.74%
Other	1,786	79	4.43%	1,600	70	4.40%
Total investment securities	156,171	3,431	2.20%	131,602	3,344	2.54%
Loans:
Commercial	15,243	1,053	6.91%	13,780	987	7.16%
Mortgage	146,121	10,289	7.04%	150,491	10,879	7.23%
Consumer	2,305	201	8.73%	3,108	284	9.15%
Total loans	163,669	11,543	7.05%	167,379	12,150	7.26%
Allowance for loan losses	209			206
Total loans, net of allowance	163,460	11,543	7.06%	167,173	12,150	7.28%
Total interest-earning assets	363,594	15,569	4.28%	354,196	16,077	4.54%
Noninterest-bearing cash	19,705			19,091
Premises and equipment	6,968			6,567
Other assets	6,428			3,220
Total assets	$396,695			$383,074
Interest-bearing deposits
Savings and NOW	$117,733	310	0.26%	$110,638	422	0.38%
Money market	49,733	198	0.40%	50,141	305	0.61%
Other time	72,621	1,028	1.42%	77,668	1,384	1.78%
Total interest-bearing deposits	240,087	1,536	0.64%	238,447	2,111	0.89%
Securities sold under agreements
to repurchase	5,021	8	0.16%	4,135	10	0.24%
Borrowed funds	171	10	6.06%	189	11	6.05%
Total interest-bearing liabilities	245,279	1,554	0.63%	242,771	2,132	0.88%
Noninterest-bearing deposits	83,498	-		75,898	-
	328,777	1,554	0.47%	318,669	2,132	0.67%
Other liabilities	1,758			1,419
Stockholders' equity	66,160			62,986
Total liabilities and
stockholders' equity	$396,695			$383,074
Net interest spread			3.65%			3.66%
Net interest income		$ 14,015			$ 13,945
Net margin on interest-earning assets			3.85%			3.94%

Tax equivalent adjustment included in:
Investment income		$ 286			$ 263
Loan income		$ 31			$ 35

Analysis of Changes in Net Interest Income
(Dollars stated in thousands)

	Year ended December 31,			Year ended December 31,
	2007 compared with 2006			2006 compared with 2005
	variance due to			variance due to
	Total	Rate	Volume	Total	Rate	Volume
Interest-earning assets
Federal funds sold	782	12	770	59	427	(368)
Interest-bearing deposits	89	41	48	23	23	-
Investment securities:
U. S. Treasury	22	621	(599)	(267)	662	(929)
U. S. Government Agency	(88)	115	(203)	(127)	41	(168)
State and municipals	(124)	25	(149)	(169)	45	(214)
Other	(1)	(2)	1	12	11	1
Loans:
Commercial	(20)	(21)	1	389	66	323
Mortgage	850	267	583	2,535	93	2,442
Consumer	-	2	(2)	28	(7)	35
Total interest revenue	1,510	1,060	450	2,483	1,361	1,122
Interest-bearing liabilities
NOW	42	56	(14)	40	56	(16)
Money market	(18)	48	(66)	117	155	(38)
Savings	42	64	(22)	67	95	(28)
Other time deposits	1,375	792	583	1,212	1,124	88
Other borrowed funds	(12)	-	(12)	17	19	(2)
Total interest expense	1,429	960	469	1,453	1,449	4
Net interest income	81	100	(19)	1,030	(88)	1,118

       In the preceding table, the variance that is both rate and volume related is reported with the rate variance.

Composition of Loan Portfolio

    Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $235,014,000, $226,672,000, and $186,418,000 during 2007, 2006 (restated), and 2005 (restated), respectively, which constituted 68.66%, 65.60%, and 50.87%, of average interest-earning assets for the periods. The Company’s ratio of net loans to deposits was 82.40%, 80.33%, and 66.40% at December 31, 2007, 2006 (restated), and 2005 (restated), respectively. Average net loans to average deposits were 80.02%, 75.71%, and 57.86% for 2007, 2006 (restated), and 2005 (restated). The increase in the loan to deposit ratio from 2006 to 2007 is attributable to 3.68% growth in the average loan portfolio accompanied by a modest 1.91% reduction in average deposits during 2007. The increase in the loan to deposit ratio from 2005 to 2006 is attributable to 21.59% growth in the average loan portfolio accompanied by a 7.08% reduction in average deposits during 2006. Throughout 2005, 2006 and 2007, the Bank continued to enjoy increased loan opportunity due to steady demand and competitive pricing. The effect of restatement of the ratios in this section is to increase each restated 2006 and 2005 ratio by less than 1.00%.

    The Company extends loans primarily to customers located in and near Worcester County, Maryland and Sussex County, Delaware. There are no industry concentrations in the Company’s loan portfolio. The Company does, however, have a substantial portion of its loans in real estate and performance will be influenced by the real estate market in the region.
    During 2004 through 2006, the Bank experienced rapid growth in construction, land development and land loans as a result of a robust real estate market and favorable competitive conditions. While this type of loan may generally be considered to be more risky than other real estate secured loans, the Bank did not deviate from its conservative underwriting practices relative to these transactions. While increasing the outstanding balances in this type of credit, management did not incur any more than its historically low level of risk. This is consistent with the Company’s philosophy that safe and sound practice, coupled with high earnings, are higher priorities than asset growth. The Bank has not engaged in risky lending practices such as subprime mortgages, high loan-to-value lending, or high volume of loans on condominiums. Although the economy has caused a general decline in real estate values and an increase in time to market many properties, the Bank’s conservative underwriting practices have sheltered it from the adverse portfolio effects that are currently receiving public attention. Further, management monitors fluctuations in the value of real estate held as collateral and, if deemed necessary, obtains additional collateral to limit the Bank’s loss exposure.
    The following table sets forth the composition of the Company's loan portfolio for each of the five most recent year ends.

Composition of the Loan Portfolio Stated in Dollars and Percentages
	2007	2006	2005	2004	2003
		Restated	Restated	Restated	Restated
Real estate mortgages
Construction, land development,
and land	$ 38,230,033	$ 37,331,256	$ 23,430,345	$ 14,304,860	$ 17,467,578
Residential 1 to 4 family	87,327,448	88,599,071	81,327,154	74,211,899	79,624,476
Second mortgages	3,287,734	2,395,178	2,094,749	1,900,559	1,353,800
Commercial properties	84,568,665	79,484,039	76,103,526	57,252,929	50,153,929
Commercial	22,283,007	23,264,997	21,461,593	14,007,430	13,199,879
Consumer	2,574,916	2,352,660	2,215,299	2,010,406	2,630,623
Total loans	238,271,803	233,427,201	206,632,666	163,688,083	164,430,285
Less allowance for loan losses	195,525	196,083	211,374	198,591	207,942
Loans, net	$ 238,076,278	$ 233,231,118	$ 206,421,292	$ 163,489,492	$ 164,222,343

Real estate mortgages
Construction, land development,
and land	16.04%	15.99%	11.34%	8.74%	10.62%
Residential 1 to 4 family	36.66%	37.95%	39.36%	45.33%	48.43%
Second mortgages	1.38%	1.03%	1.01%	1.16%	0.82%
Commercial properties	35.49%	34.05%	36.83%	34.98%	30.50%
Commercial	9.35%	9.97%	10.39%	8.56%	8.03%
Consumer	1.08%	1.01%	1.07%	1.23%	1.60%
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

    The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company's loan portfolio as of December 31, 2007.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates
December 31, 2007
		Over one
	One year	through	Over five
	or less	five years	years	Total
Real estate mortgages
Construction, land development,
and land	$ 38,122,358	$ 67,633	$ 40,042	$ 38,230,033
Residential 1 to 4 family	87,100,033	44,167	183,248	87,327,448
Second mortgages	3,287,734	-	-	3,287,734
Commercial properties	84,261,953	57,106	249,606	84,568,665
Commercial	20,417,709	1,250,710	614,588	22,283,007
Consumer	1,207,444	1,202,106	165,366	2,574,916
	$ 234,397,231	$ 2,621,722	$ 1,252,850	$ 238,271,803

Fixed interest rate	$ 1,937,600	$ 2,621,722	$ 1,252,850	$ 5,812,172
Variable interest rate (or demand)	232,459,631	-	-	232,459,631
Total	$ 234,397,231	$ 2,621,722	$ 1,252,850	$ 238,271,803

    As of December 31, 2007, $232,459,631 or 97.56%, of the total loans were either variable rate loans or loans written on demand.

    The Company has the following commitments, lines of credit, and letters of credit outstanding as of December 31, 2007, 2006, and 2005, respectively.

	2007	2006	2005
Construction and land development loans	$ 12,582,162	$ 18,866,083	$ 21,845,161
Other loan commitments	20,941,323	21,557,185	24,252,637
Standby letters of credit	1,582,050	1,682,942	1,272,000
Total	$ 35,105,535	$ 42,106,210	$ 47,369,798

    Loan commitments are agreements to lend to a customer as long as there is no violation of any condition to the contract. Loan commitments generally have interest at current market rates, fixed expiration dates, and may require the payment of a fee. Letters of credit are commitments issued to guarantee the performance of a customer to a third party. Loan commitments and letters of credit are made on the same terms, including collateral, as outstanding loans. The Company's exposure to loss in the event of nonperformance by the borrower is represented by the contract amount of the commitment.

Loan Quality and the Allowance for Loan Losses

    The allowance for loan losses represents an amount which management believes to be adequate to absorb identified and inherent losses in the loan portfolio as of the balance sheet date. Valuation of the allowance is completed no less than quarterly. The determination of the allowance is inherently subjective as it relies on estimates of potential loss related to specific loans, the effects of portfolio trends, and other internal and external factors.
    The ALLL consists of (i) formula-based reserves comprised of potential losses in the balance of the loan portfolio segmented into homogeneous pools, (ii) specific reserves comprised of potential losses on loans that management has identified as impaired, and (iii) unallocated reserves. Unallocated reserves are not associated with a specific portfolio segment or a specific loan, but may be appropriate if properly supported and in accordance with GAAP. Management anticipates having low levels of unallocated reserves in future years, as discussed in conjunction with the table titled Allocation of the Allowance for Loan losses, below.

   The Company evaluates loan portfolio risk for the purpose of establishing an adequate allowance for loan losses. In determining an adequate level for the formula-based portion of the ALLL, management considers historical loss experience for major types of loans. Homogenous categories of loans are evaluated based on loss experience in the most recent five years, applied to the current portfolio. This formulation gives weight to portfolio size and loss experience for categories of real-estate secured loans (i.e. real estate – construction and real estate – mortgage), other loans to commercial borrowers, and other consumer loans. However, historical data may not be an accurate predictor of loss potential in the current loan portfolio. Management also evaluates trends in delinquencies, the composition of the portfolio, concentrations of credit, and changes in lending products, processes, or staffing. Management further considers external factors such as the interest rate environment, competition, current local and national economic trends, and the results of recent independent reviews by auditors and banking regulators. The recent slow-down in the real-estate market has affected both the price and time to market residential and commercial properties. Management closely monitors such trends and the potential effect on the Company, but to date they have not impacted the quality of the Bank’s loan portfolio. For all periods presented, there were no specific adjustments made to the ALLL in connection with management’s evaluation of these trends as management determined that they have not impacted the quality of the loan portfolio.
    Management has also adopted a risk rating system which gives weight to collateral status (secured vs. unsecured), and to the absence or improper execution of critical contract or collateral documents. Unsecured loans and those loans with critical documentation exceptions, as defined by management, are considered to have greater loss exposure. Management incorporates these factors in the formula-based portion of the ALLL. Additionally, consideration is given to those segments of the loan portfolio which management deems to pose the greatest likelihood of loss. In an economic downturn, such as the region is experiencing in late 2007, management believes the Bank’s greatest likelihood of loss is in unsecured loans - commercial and consumer, and in secured consumer loans. Reserves for these segments of the portfolio are included in the formula-based portion of the ALLL at December 31, 2007. Although the real estate market is less robust than in recent years, management does not expect losses in the real estate portfolio due to the Bank’s conservative underwriting practices. Management closely monitors conditions that might indicate deterioration of collateral value on significant loans and obtains additional collateral as required to protect the Bank from exposure.
    In determining an adequate level for the specific reserve portion of the ALLL, management reviews the current portfolio giving consideration to problem loans. The allowance may include reserves for specific loans identified as impaired during management's loan review or the Company’s independent loan review or internal audit functions. For significant problem loans, management's review consists of evaluation of the financial strengths of the borrowers and guarantors, the related collateral, and the effects of economic conditions.
    The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The allowance is increased by current period provisions and by recoveries of amounts previously charged-off. The allowance is decreased when loans are charged-off as losses, which occurs when they are deemed to be uncollectible. Adjustments are made to bring the balance in the allowance to the level established by application of management’s allowance methodology, and may result in an increase or decrease to expense. No provision for loan losses was made in 2007, 2006, 2005, 2004 or 2003 as discussed in the section above titled Prior Period Adjustment.
    In 2007, the Company determined that the allowance for loan losses was overstated as a result of provisions charged to earnings in years prior to 2003 combined with the Bank’s history of low loan losses. A prior period adjustment to revalue the allowance for loan losses (ALLL) has been recorded, resulting in the restatement of balances, variances, and ratios previously reported for years ended December 31, 2006, 2005, 2004, and 2003, and for all quarter ends in years 2007, 2006, 2005, 2004, and 2003. No provision for loan loss was charged to earnings in 2003 or any year after, therefore the prior period adjustment has no impact on previously reported earnings. Item 6, Selected Financial Data, provides details of the accounts and balances that have been restated for each of the affected periods.
    Management considers the December 31, 2007 allowance appropriate and adequate to absorb identified and inherent losses in the loan portfolio. As of December 31, 2007, management has identified one loan with a balance of $1,060 which is anticipated to be charged-off within the next 12 months. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required.
    The following is a schedule of transactions in the allowance for loan losses for each of the five most recent years ended December 31. The Bank experienced net recoveries in two of these years and net charge-offs in three years. Management does not detect any meaningful trend in the year-to-year relationship of net recoveries to net charge-offs. Rather, these are natural swings of activity in a loan portfolio that experiences minimal losses.

Allowance for Loan Losses
	2007	2006	2005	2004	2003
		Restated	Restated	Restated	Restated
Balance at beginning of year	$ 196,083	$ 211,374	$ 198,591	$ 207,942	$ 201,800
Loans charged-off:
Commercial	-	5,357	-	-	-
Real estate - construction	-	-	-	-	-
Real estate - mortgage	-	-	-	-	-
Consumer	6,263	10,029	8,131	13,874	3,423
Total loan losses	6,263	15,386	8,131	13,874	3,423
Recoveries on loans previously charged off:
Commercial	-	-	-	2,577	533
Real estate - construction	-	-	-	-	-
Real estate - mortgage	-	-	15,263	-	-
Consumer	5,705	95	5,651	1,946	9,032
Total loan recoveries	5,705	95	20,914	4,523	9,565

Net loan charge-offs (recoveries)	558	15,291	(12,783)	9,351	(6,142)
Provision for loan losses charged to expense	-	-	-	-	-
Balance at end of year	$ 195,525	$ 196,083	$ 211,374	$ 198,591	$ 207,942

Allowance for loan losses to loans
outstanding at end of year	0.08%	0.08%	0.10%	0.12%	0.13%

Net charge-offs to average gross loans	0.00%	0.01%	-0.01%	0.01%	0.00%

    The following table details the allocation of the allowance for loan losses to major categories of loans and the percentage of loans in each category relative to total loans at the five most recent year-ends. This table restates the allocation for years ended December 31, 2006, 2005, 2004 and 2003, as presented in previously filed Forms 10-K for years then ended. In 2007, management revised its methodology for valuing the ALLL. The current methodology conforms to the requirements of the federal banking regulators’ "Interagency Policy Statement on the Allowance for Loan and Lease Losses (ALLL)," released in December 2006. Prior to 2007, the Bank’s methodology gave weight to industry loss percentages in the allocation of the ALLL to major categories of loans. This resulted in an overstatement in the allocations to individual loan categories. The current methodology more accurately reflects the Bank’s historical loss experience and current portfolio quality. Management believes that the current methodology provides the flexibility necessary to reflect changing estimates of loss in a timely manner and that it will be appropriate for future valuations.
    The prior period adjustment recorded in 2007, results in restated total ALLL balances as of December 31, 2006, 2005, 2004, and 2003, as detailed in Item 6, Selected Financial Data. The following table presents the allocation of the ALLL after application of the prior period adjustment and current methodology. Management believes that this presentation provides a meaningful comparison, as the formula-based components are stated on comparable terms in all years presented.
    The loan portfolio is divided into homogeneous categories of loans for the purpose of calculating formula-based reserves. The categories of real estate – construction and real estate – mortgage loans share similar risks of potential collateral deterioration or devaluation. However, these loans tend to be more adequately secured than those commercial and consumer loans that are not real estate secured. The Bank has not incurred a mortgage loan loss since 1997, and therefore no reserves are allocated to the real estate – construction or real estate – mortgage portions of the loan portfolio in determining the ALLL. Non-real estate secured loans, commercial and consumer, pose a greater risk of loss due to erosion of the borrower’s ability to repay the loan in a timely manner. Collateral on these loans is generally, although not always, less reliable than real estate as a source of recovery if default occurs. The Bank’s recent loan losses have been either consumer loans or unsecured commercial loans.

Allocation of Allowance for Loan Losses
			December 31, 2006		December 31, 2005
	December 31, 2007		Restated		Restated
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Commercial
Formula-based	$ 34,952		$ 10,556		$ 9,738
Specific reserves	109,200		-		-
Total commercial	144,152	9.35%	10,556	9.97%	9,738	10.39%
Real estate - construction
Total real estate - construction	-	16.04%	-	15.99%	-	11.34%
Real estate - mortgage
Total real estate - mortgage	-	73.53%	-	73.03%	-	77.20%
Consumer
Formula-based	21,636		24,347		22,926
Specific reserves	29,314		-		-
Total consumer	50,950	1.08	24,347	1.01	22,926	1.07
Subtotal	195,102	100.00%	34,903	100.00%	32,664	100.00%
Unallocated	423		161,180		178,710
Total	$ 195,525		$ 196,083		$ 211,374

	December 31, 2004		December 31, 2003
	Restated		Restated
	Amount	% of Loans	Amount	% of Loans
Commercial
Formula-based	$ 47,218		$ 52,549
Specific reserves	-		-
Total commercial	47,218	8.56%	52,549	8.03%
Real estate - construction
Total real estate - construction	-	8.74	-	10.62
Real estate - mortgage
Total real estate - mortgage	-	81.47	-	79.75
Consumer
Formula-based	20,805		53,459
Specific reserves	-		-
Total consumer	20,805	1.23	53,459	1.60
Subtotal	68,023	100.00%	106,008	100.00%
Unallocated	130,568		101,934
Total	$ 198,591		$ 207,942

    Unallocated reserves are not associated with a specific portfolio segment or a specific loan, but may be appropriate if properly supported and in accordance with GAAP. Because no portion of the ALLL is calculated on a total loan portfolio basis, management anticipates having low levels of unallocated reserves in future periods. The unallocated portion in the preceding table appears higher in years prior to 2007, because management had not adopted this methodology at those year-ends. The unallocated reserves in years prior to 2007 cannot be allocated as specific reserves due to application of FAS 16 Prior Period Adjustments, paragraph 3, which prohibits the retrospective valuation of aged accounts receivable (past due loans) because the passage of time has revealed their ultimate resolution. Management believes that the ALLL reflected in this table for years prior to 2007 does not materially differ from the balance that would have been calculated at each of those year-ends had current methodology been applied then.

    The accrual of interest on a loan is discontinued when principal or interest is ninety days past due or when the loan is determined to be impaired, unless collateral is sufficient to discharge the debt in full and the loan is in process of collection. When a loan is placed in nonaccruing status, any interest previously accrued but unpaid, is reversed from interest income. Interest payments received on nonaccrual loans may be recorded as cash basis income, or as a reduction of principal, depending on management’s judgment on a loan by loan basis. Accrual of interest may be restored when all principal and interest are current and management believes that future payments will be received in accordance with the loan agreement.
    Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans. Nonperforming assets are comprised of nonperforming loans combined with real estate acquired in foreclosure and held for sale. There were no nonperforming assets other than nonperforming loans as of December 31, 2007, 2006, 2005, 2004, or 2003, as shown in the following table.

	2007	2006	2005	2004	2003
Loans 90 days or more past due and still accruing	$ 9,100	$ 239,620	$ 131,717	$ 391,676	$ 315,395
Nonaccruing loans	40,916	-	-	-	-
Total nonperforming loans	$ 50,016	$ 239,620	$ 131,717	$ 391,676	$ 315,395

Interest not accrued on nonaccruing loans	$ 1,509	$ -	$ -	$ -	$ -
Interest included in net income on
nonaccruing loans	$ -	$ -	$ -	$ -	$ -

    Loans are considered impaired when, based on current information, management considers it unlikely that collection of principal and interest payments will be made according to contractual terms. Generally, loans are not reviewed for impairment until the accrual of interest has been discontinued, although management may categorize a performing loan as impaired based on knowledge of the borrower’s financial condition, devaluation of collateral, or other circumstances that are deemed relevant to loan collection. Impaired loans may have specific reserves, or valuation allowances, allocated to them in the ALLL. Estimates of loss reserves on impaired loans are determined based on two of the measurement methods described in Financial Accounting Standard 114 (FAS 114): (1) the loan’s observable fair price, or (2) the fair value of collateral, if repayment of the loan is expected to be provided by underlying collateral. Loans determined to be impaired, but for which no specific valuation allowance is made because management believes the loan is secured with adequate collateral or the Bank will not take a loss on such loan, are grouped with other homogeneous loans for evaluation under formula-based criteria described previously.
    The following table sets forth principal balances of impaired loans and the related valuation allowances as of December 31, 2007. Included in principal balances of impaired loans as of December 31, 2007, is $436,802 which is guaranteed by a government agency. Management had identified no impaired loans as of December 31, 2006, 2005, 2004, and 2003.

2007
Impaired loans with valuation allowances,
including nonaccruing loans	$ 554,858
Valuation allowances on impaired loans	$ 118,056

Impaired loans with no valuation allowances	$ -

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
    Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) were 42.03% of average deposits for 2007, compared to 45.61% and 62.06% for 2006 and 2005, respectively.
    Average net loans to average deposits were 80.12%, 75.71%, and 57.86% for 2007, 2006 (restated), and 2005 (restated). The increase in the loan to deposit ratio from 2006 to 2007 is attributable to 3.68% growth in the average loan portfolio accompanied by a 1.91% reduction in average deposits during 2007. The increase in the loan to deposit ratio from 2005 to 2006 is attributable to 21.59% growth in the average net loan portfolio accompanied by a 7.08% reduction in average deposits during 2006. Funding for loan growth was provided by reduction of the investment portfolio. As loans earn at higher average rates than investments, this shift has a positive effect on earnings. The increase in loans does not negatively impact the Company’s ability to meet liquidity demands. Restatement of loan to deposit ratios for 2006 and 2005 resulted in increases of 67 and 62 basis points, respectively.
    As of December 31, 2007, $33,390,316 (50.15%) of total debt securities mature in one year or less, of which, $16,935,694 are classified as "available-for-sale." Federal funds sold provide additional liquidity. Other sources of liquidity include letters of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks. The total lines and letters of credit available from correspondent banks were $21,000,000 as of December 31, 2007 and 2006, and $19,000,000 as of December 31, 2005.

Investment Securities Maturity Distribution and Yields
	December 31, 2007		December 31, 2006		December 31, 2005
	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Treasury
One year or less	$ 32,430,184	4.51%	$ 37,408,625	4.04%	$ 57,192,124	2.66%
Over one through five years	19,979,251	4.60%	18,479,455	4.69%	27,462,872	3.48%
Over ten years	2,567,812	7.28%	2,524,375	7.28%	2,587,187	7.28%
Total U.S. Treasury securities	54,977,247	4.67%	58,412,455	4.38%	87,242,183	3.05%

U.S. Government Agencies
One year or less	-	0.00%	8,749,280	3.11%	9,999,514	2.31%
Over one through five years	10,000,000	5.07%	-	-	7,746,483	3.13%
Total U. S. Government Agencies	10,000,000	5.07%	8,749,280	3.11%	17,745,997	2.67%

State, county, and municipal
One year or less	960,132	2.76%	2,788,056	2.43%	6,822,528	1.59%
Over one through five years	647,294	3.68%	1,062,744	2.82%	3,551,782	2.32%
Total state, county, and municipal	1,607,426	3.13%	3,850,800	2.54%	10,374,310	1.84%

Total debt securities
One year or less	33,390,316	4.46%	48,945,961	3.78%	74,014,166	2.51%
Over one through five years	30,626,545	4.73%	19,542,199	4.59%	38,761,137	3.30%
Over ten years	2,567,812	7.28%	2,524,375	7.28%	2,587,187	7.28%
Total debt securities	66,584,673	4.69%	71,012,535	4.13%	115,362,490	2.89%

Equity securities	4,177,279	3.64%	4,113,288	3.72%	3,721,950	2.95%

Total securities	$ 70,761,952	4.63%	$ 75,125,823	4.11%	$ 119,084,440	2.89%

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
    As of December 31, 2007, the Company was cumulatively asset-sensitive for all time horizons. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Interest Sensitivity Analysis

December 31, 2007
		After three
	Within	but within	After one
	three	twelve	but within	After
	months	months	five years	five years	Total
Assets
Earning assets
Federal funds sold	$ 23,121,256	$ -	$ -	$ -	$ 23,121,256
Interest-bearing deposits	4,441,661	1,470,241	100,580	-	6,012,482
Investment debt securities	23,728,833	18,644,304	21,625,128	1,995,775	65,994,040
Loans	232,850,357	1,546,873	2,622,311	1,252,262	238,271,803
Total earning assets	$ 284,142,107	$ 21,661,418	$ 24,348,019	$ 3,248,037	$ 333,399,581

Liabilities
Interest-bearing deposits
NOW	$ 51,218,087	$ -	$ -	$ -	$ 51,218,087
Money market	31,719,473	-	-	-	31,719,473
Savings	41,698,409	-	-	-	41,698,409
Certificates $100,000 and over	11,845,761	22,101,027	1,914,159	-	35,860,947
Certificates under $100,000	19,485,629	28,984,010	6,619,414	-	55,089,053
Securities sold under agreements					-
to repurchase	3,426,173	-	-	-	3,426,173
Note payable	5,877	18,167	74,046	-	98,090
Total interest-bearing liabilities	$ 159,399,409	$ 51,103,204	$ 8,607,619	$ -	$ 219,110,232

Period gap	$ 124,742,698	$ (29,441,786)	$ 15,740,400	$ 3,248,037	$ 114,289,349
Cumulative gap	$ 124,742,698	$ 95,300,912	$ 111,041,312	$ 114,289,349
Ratio of cumulative gap to
total earning assets	37.42%	28.58%	33.31%	34.28%

Deposits and Other Interest-Bearing Liabilities
    Average interest-bearing liabilities decreased $2,808,000 (1.27%) to $218,248,000 in 2007, from $221,056,000 in 2006. Average interest-bearing deposits decreased $1,142,000 (.53%) to $213,891,000 in 2007 from $215,033,000 in 2006, while average noninterest-bearing demand deposits decreased $4,573,000 (5.42%) to $79,807,000 in 2007 from $84,380,000 in 2006. At December 31, 2007, total deposits were $288,943,547, compared to $290,324,760 at December 31, 2006, a decrease of .48%.
    Average interest-bearing liabilities decreased $22,107,000 (9.09%) to $221,056,000 in 2006, from $243,163,000 in 2005. Average interest-bearing deposits decreased $21,654,000 (9.15%) to $215,033,000 in 2006 from $236,687,000 in 2005, while average noninterest-bearing demand deposits decreased $1,146,000 (1.34%) to $84,380,000 in 2006 from $85,526,000 in 2005. At December 31, 2006, total deposits were $290,324,760, compared to $310,857,607 at December 31, 2005, a decrease of 6.61%.
    Management believes that decreasing deposit volume in 2006 resulted from a return by investors to non-deposit investment products and strong competition for deposits in the local market. Deposit balances stabilized in 2007 with only modest balance reductions relative to the previous year. During 2007, non-deposit investment products became less attractive as the stock market experienced a downturn. Competition for deposits continued although banks began to lower the high rates on time deposits that were offered in 2006. Management monitors deposit decreases closely and implements counter-measures as needed, including but not limited to rate increases on existing products and the development of new products.
    The following table sets forth the deposits of the Company by category as of December 31, 2007, 2006, and 2005, respectively.

	December 31,
	2007		2006		2005
		Percent of		Percent of		Percent of
	Amount	deposits	Amount	deposits	Amount	deposits

Non-interest bearing	$ 73,357,578	25.38%	$ 79,625,853	27.43%	$ 88,236,133	28.39%
NOW	51,218,087	17.73%	54,458,814	18.76%	62,601,973	20.14%
Money market	31,719,473	10.98%	36,413,676	12.54%	46,464,340	14.95%
Savings	41,698,409	14.43%	45,844,558	15.79%	51,648,088	16.61%
Time deposits less than $100,000	55,089,053	19.07%	46,020,077	15.85%	44,028,847	14.16%
Core deposits	253,082,600		262,362,978		292,979,381
Time deposits of $100,000 or more	35,860,947	12.41%	27,961,782	9.63%	17,878,226	5.75%
Total deposits	$ 288,943,547	100.00%	$ 290,324,760	100.00%	$ 310,857,607	100.00%

    Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits decreased $9,280,378 during 2007, $30,616,403 during 2006 and $8,168,720 during 2005. Management attributes the variance from 2005 to 2006 to aggressive competition for time deposits in a rising rate environment. Rate increases implemented in 2006 to retain deposits caused a shift of funds from core deposits into time deposits of $100,000 or more. From December 31, 2005 to 2006, time deposits of $100,000 or more increased $10,083,556 (56.40%). During 2006, as in 2005, management believes that market conditions lead to a reversal of some of the deposit influx that occurred in 2001 through 2004 as funds migrated from the stock market into insured deposits. During 2007, deposits continued to shift from more liquid demand and savings products to higher rate time deposits. Over year ended December 31, 2007, time deposits of $100,000 or more increased $7,899,165 (28.25%).

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
    The maturity distribution of the Company's time deposits of $100,000 or more at December 31, 2007, is shown in the following table.
Maturities of Certificates of Deposit of $100,000 or More
December 31, 2007
After six
		After three	through
	Within three	through	twelve	After twelve
	months	six months	months	months	Total

Time deposits of $100,000 or more	$ 11,845,761	$ 9,729,493	$ 12,371,534	$ 1.914.159	$ 35,860,947

    Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets using large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, the Company does not accept brokered deposits under these conditions. During 2007, the Bank joined the Certificate of Deposit Account Registry Service (CDARS). This service allows the Bank to offer depositors up to $50 million in FDIC insurance through a network of member banks. While CDARS deposits are considered to be brokered deposits for regulatory reporting, they are not considered volatile as they typically remain in the program until maturity.

Noninterest revenue
     Noninterest revenue for 2007 decreased $15,808 (.81%) from the previous year. Service charges on deposit accounts dropped by $96,686 (8.64%) due to reduced volume of fees for items presented against insufficient funds and overdrafts. ATM and debit card revenue increased $56,944 (12.70%) due to increased card usage. Miscellaneous revenues exceed the previous year by $23,934 (6.28%) which includes an increase of $27,997 (17.23%) in the annual increase in cash surrender value of bank owned life insurance.
     Noninterest revenue for 2006 increased $149,370 (8.30%) from the previous year. Service charges on deposit accounts increased $65,715 (6.24%) due to fee increases effective in early January 2006. ATM and debit card revenue increased $75,776 (20.35%) due to a combination of fee increases and card usage.
    The following table presents the principal components of noninterest revenue for the years ended December 31, 2007, 2006, and 2005, respectively.
Noninterest revenue
	2007	2006	2005
Service charges on deposit accounts	$ 1,022,472	$ 1,119,158	$ 1,053,443
ATM and debit card revenue	505,146	448,202	372,426
Miscellaneous revenue	405,318	381,384	373,505
Total noninterest revenue	$ 1,932,936	$ 1,948,744	$ 1,799,374

Noninterest revenue as a percentage
of average total assets (restated)	0.52%	0.52%	0.45%

Noninterest Expense
    Noninterest expense increased $207,404 (2.82%) from 2006 to 2007. Increased personnel costs of $275,975 include a $102,262 (28.96%) increase in group insurance expense. Occupancy expense decreased $9,527, including a $32,313 (30.69%) decrease in building maintenance related to non-recurring repairs to branches in 2006. Furniture and equipment expense is down $14,969, which is attributable to lower service contract costs. Other operating expense decreased $44,075, which includes a $50,367 (46.22%) reduction in courier costs resulting from the Bank’s implementation of branch-based electronic image capture. .
    Noninterest expense increased $195,005 (2.72%) from 2005 to 2006. Increased personnel costs of $159,652 include a $48,300 cash bonus paid in February 2006, and a $28,197 increase in expense related to the Bank’s employee retirement plan. Occupancy expense increased $69,284 which includes a $29,430 (24.93%) increase in utility costs. Furniture and equipment expense are down $12,404, which is largely attributable to lower depreciation expense. Other operating expense decreased $21,527, as the net result of several increases and decreases. Increased directors’ fees resulted from a fee increase, an additional Board seat, and one additional meeting in 2006 as compared to 2005. Postage costs are down by $30,200 due to the timing of as-needed meter replenishment, and the Company’s efforts to reduce unnecessary mailings. Professional fees in 2005 included non-recurring consulting fees of $19,052.
    The following table presents the principal components of noninterest expense for the years ended December 31, 2007, 2006, and 2005, respectively.
	2007	2006	2005
Salaries and employee benefits	$ 4,533,160	$ 4,257,185	$ 4,097,533
Occupancy expense	700,092	709,619	640,335
Furniture and equipment expense	463,582	478,551	490,955
Advertising	177,567	166,441	147,541
Armored car service	64,710	52,513	76,068
ATM and debit card	272,479	234,409	234,732
Business and product development	78,703	79,623	78,399
Computer software amortization	79,768	111,765	121,982
Computer software maintenance	127,959	111,777	101,875
Courier service	58,594	108,961	105,148
Deposit insurance	33,831	36,275	42,098
Director fees	149,400	140,200	99,900
Dues, donations, and subscriptions	85,179	88,255	94,385
Liability insurance	36,294	39,402	40,380
Postage	161,595	149,262	179,462
Professional fees	47,206	41,337	65,090
Stationery and supplies	95,854	123,652	111,593
Telephone	152,855	170,960	152,464
Miscellaneous	243,263	254,500	279,742
Total noninterest expense	$ 7,562,091	$ 7,354,687	$ 7,159,682

Noninterest expense as a percentage of
average total assets (restated)	2.03%	1.95%	1.79%

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
    At December 31, 2007, 2006, and 2005, the Company and the Bank were well-capitalized, exceeding all minimum requirements, as set forth in the following table.

		Analysis of Capital
	Consolidated		To be well	Required
	Company	Bank	capitalized	minimums
2007
Total risk-based capital ratio	33.7%	32.0%	10.0%	8.0%
Tier 1 risk-based capital ratio	33.1%	31.9%	6.0%	4.0%
Tier 1 leverage ratio	19.5%	18.6%	5.0%	4.0%

2006 Restated
Total risk-based capital ratio	33.4%	31.7%	10.0%	8.0%
Tier 1 risk-based capital ratio	32.8%	31.6%	6.0%	4.0%
Tier 1 leverage ratio	18.6%	17.8%	5.0%	4.0%

2005 Restated
Total risk-based capital ratio	34.8%	32.8%	10.0%	8.0%
Tier 1 risk-based capital ratio	34.2%	32.7%	6.0%	4.0%
Tier 1 leverage ratio	16.5%	15.6%	5.0%	4.0%

    The effect of the restatement of prior years is to increase the total risk-based capital ratios for both the Company and the Bank, with no increase greater than 1.0%, and to lower the Tier 1 risk-based capital ratios and the Tier 1 leverage capital ratios for both the Company and the Bank, with no reduction greater than .4%.

Website Access to Securities and Exchange Commission Reports
    The Bank maintains an Internet website at www.taylorbank.com. The Company’s periodic SEC reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, are accessible through this website. Access to these filings is free of charge. The reports are available as soon as practicable after they are filed electronically with the SEC.

Accounting Rule Changes
     The following accounting pronouncements have been approved by the Financial Accounting Standards Board but have not become effective as of December 31, 2007. These pronouncements would apply to the Company if the Company or the Bank entered into an applicable activity.
    FASB Statement No. 157, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management does not expect SFAS No. 157 to have a material impact on the Company’s consolidated financial statements. It will require additional disclosure as to ranking of valuation methods in deriving fair value.
    FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Management does not expect SFAS No. 159 to have a material impact on the Company’s consolidated financial statements.

    FASB Statement No. 141R, "Business Combinations" establishes principals and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2007.  Management does not expect SFAS No. 141R to have a material impact on the Company’s consolidated financial statements.
    FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements" improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  Management does not expect SFAS No. 160 to have a material impact on the Company’s consolidated financial statements.
    In September 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods as defined in SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The EITF reached a consensus that Bank Owned Life Insurance policies purchased for this purpose do not effectively settle the entity’s obligation to the employee in this regard and, thus, the entity must record compensation costs and a related liability. Entities should recognize the effects of applying this Issue through either, (a) a change in accounting principle through a cumulative-effective adjustment to retained earnings or to other components of equity or net assets in the balance sheet as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. This Issue is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-4 is not expected to have a material effect on the Bank’s financial statements.
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

Item 8. Financial Statements and Supplementary Data

    In response to this Item, the information included on pages 1 through 22 of the Company's Annual Report to Stockholders for the year ended December 31, 2007, is incorporated herein by reference.

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
    The Company’s management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

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
    The Company assessed its internal control system as of December 31, 2007 in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company believes that, as of December 31, 2007, its system of internal control over financial reporting met those criteria.

                                                                            Calvin B. Taylor Bankshares, Inc.
                                                                            Registrant

Date: March 12, 2008                                  By: /s/ Raymond M. Thompson
                                                                             Raymond M. Thompson, Director
                                                                            President and Chief Executive Officer

Date: March 11, 2008                                 By: /s/Jennifer G. Hawkins
                                                                            Jennifer G. Hawkins
                                                                            Treasurer / Principal Financial Officer

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Calvin B. Taylor Bankshares, Inc.
Berlin, Maryland

    We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Calvin B. Taylor Bankshares, Inc. and Subsidiary maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

    In our opinion, management’s assessment that Calvin B. Taylor Bankshares, Inc. and Subsidiary maintained effective internal control over financial reporting as of December 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Calvin B. Taylor Bankshares, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    We have audited, in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America, the balance sheets and the related statements of income, changes in stockholders’ equity and cash flows of Calvin B. Taylor Bankshares, Inc. and Subsidiary, and our report dated March 12, 2008, expressed an unqualified opinion.

/s/ Rowles & Company, LLP
Baltimore, Maryland

March 12, 2008

Changes in Internal Controls

    During the quarter ended on the date of this report, there were no significant changes in the Company’s internal controls over financial reporting that have had or are reasonably likely to have a material affect on the Company’s internal control over financial reporting. As of December 31, 2007, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s internal controls over financial reporting are effective.

Audit Committee and Financial Expert

    The Board of Directors has adopted a written Audit Policy, which serves as a charter for the Audit Committee. The Audit Committee is comprised of seven independent directors, including Chairman James R. Bergey, Jr. who serves as the financial expert. The Audit Committee is scheduled to meet quarterly and held six meetings in 2007.

PART III

Item 10. Directors and Executive Officers of the Registrant

    The information required by this item is included in the Company's Proxy Statement to be filed in connection with the 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11. Executive Compensation

    The information required by this item is included in the Company's Proxy Statement to be filed in connection with the 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information required by this item is included in the Company's Proxy Statement to be filed in connection with the 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

    The information required by this item is included in the Company's Proxy Statement to be filed in connection with the 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

    The information required by this item is included in the Company's Proxy Statement to be filed in connection with the 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

    (a) Exhibits

    (a)(1), (2) Annual Report to Stockholders for the year ended December 31, 2007

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

                                                                    CALVIN B. TAYLOR BANKSHARES, INC.
                                                                     (Registrant)

Date: March 12, 2008                                 By: /s/ Raymond M. Thompson
                                                                            Raymond M. Thompson, Director
                                                                            President and Chief Executive Officer

Date: March 11, 2008                                 By: /s/ Jennifer G. Hawkins
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

Date: March 12, 2008                                 By: /s/ James R. Bergey, Jr.
                                                                            James R. Bergey, Jr., Director

Date: March 12, 2008                                 By: /s/ John H. Burbage, Jr.
                                                                             John H. Burbage, Jr., Director

Date: March 12, 2008                                 By: /s/ Todd E. Burbage
                                                                            Todd E. Burbage, Director

Date: March 12, 2008                                 By: /s/ Charlotte K. Cathell
                                                                             Charlotte K. Cathell, Director

Date: March 12, 2008                                 By: /s/ Reese F. Cropper, Jr.
                                                                             Reese F. Cropper, Jr.
                                                                            Chairman of the Board of Directors

Date: March 12, 2008                                  By: /s/ Reese F. Cropper, III
                                                                             Reese F. Cropper, III, Director

Date: March 12, 2008                                 By: /s/ Hale Harrison
                                                                             Hale Harrison, Director

Date: March 12, 2008                                 By: /s/ Gerald T. Mason
                                                                             Gerald T. Mason, Director

Date: March 12, 2008                                 By: /s/ William H. Mitchell
                                                                             William H. Mitchell, Director
                                                                            Vice President

Date: March 12, 2008                                 By: /s/ Joseph E. Moore
                                                                             Joseph E. Moore, Director

Date: March 12, 2008                                 By: /s/ Michael L. Quillin, Sr.
                                                                            Michael L. Quillin, Sr., Director

Date: March 12, 2008                                 By: /s/ Raymond M. Thompson
                                                                             Raymond M. Thompson, Director
                                                                            President and Chief Executive Officer

Certification - Pursuant to 18 U.S.C. 1350
Section 906 of the Sarbanes-Oxley Act of 2002

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Annual Report on Form 10-K for the period ended December 31, 2007 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

                                                                            Calvin B. Taylor Bankshares, Inc.

Date: March 12, 2008                                  By: /s/ Raymond M. Thompson
                                                                             Raymond M. Thompson, Director
                                                                            President and Chief Executive Officer

Date: March 11, 2008                                 By: /s/Jennifer G. Hawkins
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

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

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

                                                                        Calvin B. Taylor Bankshares, Inc.

Date: March 12, 2008                                  By: /s/ Raymond M. Thompson
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

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

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

                                                                        Calvin B. Taylor Bankshares, Inc.

Date: March 11, 2008                                 By: /s/Jennifer G. Hawkins
                                                                             Jennifer G. Hawkins
                                                                            Treasurer / Principal Financial Officer