Form 10-Q
period 2008-03-31
TAYLOR CALVIN B BANKSHARES INC
filed 2008-05-02
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
 Commission File No. 000-50047

Calvin B. Taylor Bankshares, Inc.
 (Exact name of registrant as specified in its Charter)

Maryland
 (State of incorporation or organization)

52-1948274
 (I.R.S. Employer Identification No.)

24 North Main Street, Berlin, Maryland 21811
 (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (410) 641-1700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____                                                                                     Accelerated filer [X]
Non- accelerated filer ____ (Do not check if a smaller reporting company)     Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ____ No [X]

On April 30, 2008, 3,092,719 shares of the registrant's common stock were issued and outstanding.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Form 10-Q
Index

Part I -	Financial Information	Page

Item 1	Consolidated Financial Statements
	Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	3
	Consolidated Statements of Income for the three months
	ended March 31, 2008 and 2007	4
	Consolidated Statements of Cash Flows for the three months
	ended March 31, 2008 and 2007	5-6
	Notes to Consolidated Financial Statements	7-8

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	9-17

Item 3	Quantitative and Qualitative Disclosures About Market Risks	18

Item 4	Controls and Procedures	18

Part II -	Other Information

Item 1	Legal Proceedings	19
Item 1A	Risk Factors	19
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	19-20
Item 3	Defaults Upon Senior Securities	20
Item 4	Submission of Matters to a Vote of Security Holders	20
Item 5	Other Information	20
Item 6	Exhibits	20-23

	Signatures	24

Part I - Financial Information, Item 1 Financial Statements
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
	(unaudited)
	March 31,	December 31,
	2008	2007
Assets
Cash and due from banks	$ 12,858,962	$ 17,428,347
Federal funds sold	40,888,849	23,121,256
Interest-bearing deposits	5,954,340	6,012,482
Investment securities available for sale	7,217,643	24,082,202
Investment securities held to maturity (approximate
fair value of $42,457,175 and $47,302,194)	41,326,078	46,679,750
Loans, less allowance for loan losses
of $265,674 and $195,525	240,772,080	238,076,278
Premises and equipment	6,481,774	6,536,469
Accrued interest receivable	1,528,555	1,693,173
Bank owned life insurance	4,769,232	4,720,770
Income taxes receivable	-	301,826
Other assets	365,485	493,120
	$ 362,162,998	$ 369,145,673
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$ 69,417,871	$ 73,357,578
Interest-bearing	211,039,243	215,585,969
	280,457,114	288,943,547
Securities sold under agreements to repurchase	3,200,718	3,426,173
Note payable	92,213	98,090
Accrued interest payable	453,744	501,909
Deferred income taxes	1,497,757	1,481,111
Income taxes payable	614,259	-
Other liabilities	74,633	219,080
	286,390,438	294,669,910
Stockholders' equity
Common stock, par value $1 per share
authorized 10,000,000 shares, issued and outstanding
3,092,969 shares at March 31, 2008, and
3,102,510 shares at December 31, 2007	3,092,969	3,102,510
Additional paid-in capital	12,028,313	12,381,413
Retained earnings	58,698,660	57,076,461
	73,819,942	72,560,384
Accumulated other comprehensive income	1,952,618	1,915,379
	75,772,560	74,475,763
	$ 362,162,998	$ 369,145,673

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
	For the three months ended
	March 31,
	2008	2007
Interest and dividend revenue
Loans, including fees	$ 4,176,545	$ 4,152,898
U.S. Treasury and government agency securities	634,809	588,571
State and municipal securities	11,211	22,152
Federal funds sold	251,474	392,429
Interest-bearing deposits	68,126	22,739
Equity securities	28,321	27,777
Total interest and dividend revenue	5,170,486	5,206,566

Interest expense
Deposits	1,164,032	1,022,247
Borrowings	7,203	8,697
Total interest expense	1,171,235	1,030,944

Net interest income	3,999,251	4,175,622

Provision for loan losses	71,209	-
Net interest income after provision for loan losses	3,928,042	4,175,622

Noninterest revenue
Service charges on deposit accounts	242,971	258,717
ATM and debit card revenue	113,539	107,699
Miscellaneous revenue	111,726	99,161
Total noninterest revenue	468,236	465,577

Noninterest expenses
Salaries	866,942	846,161
Employee benefits	221,411	209,494
Occupancy	187,848	180,228
Furniture and equipment	111,350	118,950
Other operating	464,228	475,394
Total noninterest expenses	1,851,779	1,830,227

Income before income taxes	2,544,499	2,810,972
Income taxes	922,300	1,021,600

Net income	$ 1,622,199	$ 1,789,372

Earnings per common share – basic and diluted	$ 0.52	$ 0.57

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the three months ended
	March 31,
	2008	2007
Cash flows from operating activities
Interest and dividends received	$ 5,249,234	$ 5,388,909
Fees and commissions received	422,953	417,422
Interest paid	(1,219,400)	(971,472)
Cash paid to suppliers and employees	(1,728,578)	(1,678,302)
Income taxes paid	(6,215)	(42,063)
	2,717,994	3,114,494
Cash flows from investing activities
Certificates of deposit purchased, net of maturities	93,184	-
Proceeds from maturities of investments available
for sale	17,000,000	12,000,000
Proceeds from maturities of investments held to
maturity	6,675,000	11,860,000
Purchase of investments held to maturity	(1,316,965)	(3,935,368)
Loans made, net of principal collected	(2,767,011)	(7,271,414)
Proceeds from sale of equipment	-	1,409
Purchases of premises, equipment,
and computer software	(88,546)	(121,701)
	19,595,662	12,532,926

Cash flows from financing activities
Net increase (decrease) in
Time deposits	(2,410,441)	6,856,182
Other deposits	(6,075,992)	(9,182,972)
Securities sold under agreements to repurchase	(225,455)	(2,698,325)
Payments on note payable	(5,877)	(5,536)
Common shares repurchased	(362,641)	(145,224)
	(9,080,406)	(5,175,875)

Net increase (decrease) in cash and cash equivalents	13,233,250	10,471,545
Cash and cash equivalents at beginning of period	40,568,264	45,771,812
Cash and cash equivalents at end of period	$ 53,801,514	$ 56,243,357

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the three months ended
	March 31,
	2008	2007
Reconciliation of net income to net cash provided
by operating activities
Net income	$ 1,622,199	$ 1,789,372
Adjustments to reconcile net income to net cash
provided by operating activities
Provision for loan losses	71,209	-
Amortization of premiums and accretion of
discount, net	(85,919)	(83,784)
Depreciation and amortization	142,467	136,166
(Gain) loss on disposition of assets	-	(1,400)
Decrease (increase) in
Accrued interest receivable	164,617	266,114
Cash surrender value of bank owned life insurance	(48,462)	(46,989)
Other assets	430,236	216,606
Increase (decrease) in
Accrued interest payable	(48,165)	59,473
Accrued income taxes	614,259	924,945
Other liabilities	(144,447)	(146,009)
	$ 2,717,994	$ 3,114,494

Composition of cash and cash equivalents
Cash and due from banks	$ 12,858,962	$ 17,844,984
Federal funds sold	40,888,849	38,384,938
Interest-bearing deposits, except for time deposits	53,703	13,435
	$ 53,801,514	$ 56,243,357

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation
            The accompanying unaudited consolidated financial statements conform with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Interim financial statements do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position and results of operations for these interim periods have been made. These adjustments are of a normal recurring nature. Results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected in any other interim period or for the year ending December 31, 2008. For further information, refer to the audited consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 2007.
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

Per share data
            Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding for the period, as follows:

	2008	2007
Three months ended March 31	3,097,759	3,145,715

2. Comprehensive Income
            Comprehensive income consists of:

	For the three months ended
	March 31,
	2008	2007
Net income	$ 1,622,199	$ 1,789,372
Unrealized gain on investment securities
available for sale, net of income taxes	37,239	194,151
Comprehensive income	$ 1,659,438	$ 1,983,523

3. Loan commitments
            Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. As of March 31, outstanding loan commitments and letters of credit consist of:

	2008	2007
Loan commitments	$ 31,065,919	$ 31,339,927
Standby letters of credit	$ 2,381,519	$ 1,782,252

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Assets Measured at Fair Value on a Recurring Basis
               The Company values investment securities classified as available for sale at fair value. The fair value hierarchy established in Statement of Financial Accounting Standards No. 157, Fair Value Measurements, defines three input levels for fair value measurement. Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than those in Level 1. Level 3 is based on significant unobservable inputs. The Company values US Treasury and government agency securities under Level 1, and municipal debt securities and equity investments under Level 2. The Company has no assets measured at fair value on a recurring basis that are valued under Level 3 criteria. At March 31, 2008, values for available for sale investment securities were established as follows:

	Total	Level 1 Inputs	Level 2 Inputs
Investment securities available for sale	$ 7,217,643	$ 2,987,711	$ 4,229,932

5. New accounting standards
            The following accounting pronouncements have been approved by the Financial Accounting Standards Board but have not become effective as of this reporting date. These pronouncements would apply to the Company if the Company or the Bank entered into an applicable activity.
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
            FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133" requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management does not expect SFAS No. 161 to have a material impact on the Company’s consolidated financial statements.
            The accounting policies adopted by management are consistent with accounting principles generally accepted in the United States of America and are consistent with those followed by peer Banks.

6. Restatement of prior period balances
            Certain reclassifications to the December 31, 2007, balance sheet have been made to conform to current presentation. No totals have changed.

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
            The Company currently engages in no business other than owning and managing the Bank. The Bank employed 91 full time equivalent employees as of March 31, 2008. The Bank hires seasonal employees during the summer. The Company has no employees other than those hired by the Bank.

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
            In 2007, the Company determined that the allowance for loan losses was overstated as a result of provisions charged to earnings in years prior to 2003. A prior period adjustment to revalue the ALLL was recorded, resulting in the restatement of average balances and ratios previously reported for quarter ended March 31, 2007. The prior period adjustment has no impact on previously reported earnings. The result of the restatement of prior periods was to increase average net loans, total assets, the net credit for deferred income taxes, and retained earnings in each restated period. The Company’s Annual Report of Form 10-K for the year ended December 31, 2007, filed on March 17, 2008, contains details regarding the restatement. It is the belief of management that the restatement of average balances, yields and various ratios as of March 31, 2007, will not alter conclusions drawn by those who relied on the Company’s originally filed statements for that period.

Financial Condition
             Total assets of the Company decreased $7.0 million from December 31, 2007 to March 31, 2008. Combined deposits and customer repurchase agreements decreased $8.7 million during the same period. Historically, during the first quarter of the year, the Bank experiences a decline in deposits since business customers are using their deposits to meet cash flow needs related to the local summer tourism industry. For further discussion of seasonal activity, see the section titled Liquidity.
            Average total assets and average total deposits decreased $3.0 million and $4.7 million, respectively, from first quarter 2007 to first quarter 2008. Management carefully monitors deposit reductions and the resulting effect on liquidity. Deposit decreases have been funded by reductions in the investment portfolio.

Loan Portfolio
             During the first three months of 2008, the Bank’s gross loan portfolio increased $2.8 million. Funding for these loans was provided by reduction of the investment portfolio. As loans earn at higher average rates than investments, this shift has a positive effect on earnings. The increase in loans does not negatively impact the Company’s ability to meet liquidity demands.
            The Company makes loans to customers located primarily in the Delmarva region. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

Loan Quality and the Allowance for Loan Losses
             The allowance for loan losses (ALLL) represents an amount which management believes to be adequate to absorb identified and inherent losses in the loan portfolio as of the balance sheet date. Valuation of the allowance is completed no less than quarterly. The determination of the allowance is inherently subjective as it relies on estimates of potential loss related to specific loans, the effects of portfolio trends, and other internal and external factors.
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
            The Company evaluates loan portfolio risk for the purpose of establishing an adequate allowance for loan losses. In determining an adequate level for the formula-based portion of the ALLL, management considers historical loss experience for major types of loans. Homogenous categories of loans are evaluated based on loss experience in the most recent five years, applied to the current portfolio. This formulation gives weight to portfolio size and loss experience for categories of real estate construction loans, other real estate secured loans, other loans to commercial borrowers, and other consumer loans. However, historical data may not be an accurate predictor of loss potential in the current loan portfolio. Management also evaluates trends in delinquencies, the composition of the portfolio, concentrations of credit, and changes in lending products, processes, or staffing. Management further considers external factors such as the interest rate environment, competition, current local and national economic trends, and the results of recent independent reviews by auditors and banking regulators.
            The ongoing slow-down in the real-estate market has affected both the price and time to market residential and commercial properties. Management closely monitors such trends and the potential effect on the Company, but to date in management’s opinion, they have not impacted the quality of or loss potential in the Bank’s real estate secured loan portfolio. For all periods presented, there were no specific adjustments made to the ALLL in connection with management’s evaluation of these trends as management determined that they have not impacted the quality of the loan portfolio. Although the real estate market is less robust than in recent years, management does not expect losses in the real estate portfolio due to the Bank’s conservative underwriting practices. Management closely monitors conditions that might indicate deterioration of collateral value on significant loans and obtains additional collateral as required to protect the Bank from exposure.
            Management employs a risk rating system which gives weight to collateral status (secured vs. unsecured), and to the absence or improper execution of critical contract or collateral documents. Unsecured loans and those loans with critical documentation exceptions, as defined by management, are considered to have greater loss exposure. Management incorporates these factors in the formula-based portion of the ALLL. Additionally, consideration is given to those segments of the loan portfolio which management deems to pose the greatest likelihood of loss.

            Management believes that in a general economic slow-down, such as the region is experiencing in early 2008, the Bank’s greatest likelihood of loss is in unsecured loans - commercial and consumer, and in secured consumer loans. Reserves for these segments of the portfolio are included in the formula-based portion of the ALLL. As of March 31, 2008, management reserved 35 bp against unsecured loans, and 30 bp against consumer loans secured by other than real estate. Both of these reserves are increased from 25 bp at December 31, 2007.
            Historically, the absence or improper execution of a document has not resulted in a loss to the Bank, however, management recognizes that the Bank’s loss exposure is increased until a critical contract or collateral documentation exception is cured. At March 31, 2008, management reserved 10 bp against the outstanding balances of loans identified as having critical documentation exceptions.
            The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level management has determined to be appropriate. The allowance is increased by current period provisions and by recoveries of amounts previously charged-off. The allowance is decreased when loans are charged-off as losses, which occurs when they are deemed to be uncollectible. Adjustments made to bring the balance in the allowance to the level established by management may result in an increase or decrease to expense. A provision of $71,209 was made in the first quarter of 2008; no provision was recorded in the comparable period in 2007.
            Management considers the March 31, 2008 allowance appropriate and adequate to absorb identified and inherent losses in the loan portfolio. As of March 31, 2008, management has identified one loan with a balance of $49,523 which is anticipated to be charged-off within the next 12 months. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required.
            The following is a schedule of transactions in the allowance for loan losses. The Bank experienced net recoveries last year and net charge-offs in the current year to date. Management does not detect any meaningful trend in the year-to-year relationship of net charge-offs to net recoveries. Rather, these are natural swings of activity in a loan portfolio that experiences minimal losses.

Allowance for Loan Losses
	For three months ended
	March 31,
	2008	2007
Balance at beginning of year	$ 195,525	$ 196,083
Loans charged-off:
Commercial	-	-
Real estate - construction	-	-
Real estate - mortgage	-	-
Consumer	1,060	-
Total loan losses	1,060	-
Recoveries on loans previously charged off:
Commercial	-	-
Real estate - construction	-	-
Real estate - mortgage	-	-
Consumer	-	5,476
Total loan recoveries	-	5,476

Net loan charge-offs (recoveries)	1,060	(5,476)
Provision for loan losses charged to expense	71,209	-
Balance at end of period	$ 265,674	$ 201,559

Average loans outstanding during the period	$ 238,896,716	$ 238,476,910

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
            Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans. Nonperforming assets are comprised of nonperforming loans combined with real estate acquired in foreclosure and held for sale. There were no nonperforming assets other than nonperforming loans as of March 31, 2008 or December 31, 2007, as shown in the following table.

	March 31,	December 31,
	2008	2007
Loans 90 days or more past due and still accruing	$ 93,215	$ 9,100
Nonaccruing loans	90,438	40,916
Total nonperforming loans	$ 183,653	$ 50,016

Interest not accrued on nonaccruing loans, year-to-date	$ 1,921	$ 1,509

Interest included in net income on nonaccruing loans	$ -	$ -

            Loans are considered impaired when, based on current information, management considers it unlikely that collection of principal and interest payments will be made according to contractual terms. Generally, loans are not reviewed for impairment until the accrual of interest has been discontinued, although management may categorize a performing loan as impaired based on knowledge of the borrower’s financial condition, devaluation of collateral, or other circumstances that are deemed relevant to loan collection. Impaired loans may have specific reserves, or valuation allowances, allocated to them in the ALLL. Estimates of loss reserves on impaired loans may be determined based on any of the three measurement methods described in Financial Accounting Standard 114 (FAS 114): (1) the present value of future cash flows, (2) the fair value of collateral, if repayment of the loan is expected to be provided by underlying collateral, or (3) the loan’s observable fair price. The Bank selects and applies, on a loan-by-loan basis, the appropriate valuation method. Loans determined to be impaired, but for which no specific valuation allowance is made because management believes the loan is secured with adequate collateral or the Bank will not take a loss on such loan, are grouped with other homogeneous loans for evaluation under formula-based criteria described previously.
            Impaired loans including nonaccruing loans totaled $634,942 and $554,858, at March 31, 2008 and December 31, 2007, respectively. Principal balances of impaired loans include $428,321 and $436,802 which is guaranteed by a government agency at March 31, 2008 and December 31, 2007, respectively.

	March 31, 2008	December 31, 2007
Impaired loans with valuation allowances,
including nonaccruing loans	$ 634,942	$ 595,774
Valuation allowances on impaired loans	$ 179,561	$ 138,514

Impaired loans with no valuation allowances	$ -	$ -

Liquidity
             Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company’s major sources of liquidity are loan repayments, maturities of short-term investments including federal funds sold, and increases in core deposits. Due to its location in a seasonal resort area, the Bank typically experiences a decline in deposits, federal funds sold and investment securities throughout the first quarter of the year. Late in the second quarter, additional sources of liquidity become more readily available as business borrowers start repaying loans, and the Bank receives deposits from seasonal business customers, summer residents and tourists. Funds from seasonal deposits are generally invested in short-term U.S. Treasury Bills and overnight federal funds. Throughout the second and third quarters the Bank maintains a high liquidity level which peaks in the third quarter and begins to fall off in the last quarter of each year.
            Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits and retail repurchase agreements remained stable at 37.62% for the first quarter of 2008 compared to 38.08% for the first quarter of 2007.
            The Company has available lines of credit, including overnight federal funds, reverse repurchase agreements and letters of credit, totaling $27,000,000 as of March 31, 2008.
            Average net loans to average deposits were 85.00% versus 83.46% as of March 31, 2008 and 2007, respectively. Average loans increased by a modest .18% while average deposits fell by 1.65%. Funding for loan growth and reductions in deposit balances was provided by reduction of the investment portfolio. As loans earn at higher average rates than investments, this shift has a positive effect on earnings. Deposit balance reductions occurred in non-interest bearing accounts, while interest-bearing deposit balances increased. While earnings are reduced by the shift of non-interest bearing to interest-bearing deposits, neither this movement nor the increase in loans have a negative impact on the Company’s ability to meet liquidity demands.

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
            As of March 31, 2008, the Company was cumulatively asset-sensitive for all time horizons. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Results of Operations
             Net income for the three months ended March 31, 2008, was $1,622,199 or $.52 per share, compared to $1,789,372 or $.57 per share for the first quarter of 2007. This represents a decrease of $167,173 or 9.34% from the prior year. The key components of net income are discussed in the following paragraphs.
            In the first three months of 2008 compared to 2007, total interest and dividend revenues decreased $36,080 (.69%), while total interest expense increased $140,291 (13.61%). The result is a decrease in net interest income of $176,371 (4.22%). The decrease in revenue is attributable to a shift in earning assets from investment securities to market rate reductions which cause rapid repricing of overnight federal funds. Increased interest expense results from the movement of deposits from noninterest-bearing and lower rate interest-bearing deposits to higher rate time deposits. Management has implemented a series of rate reductions on time deposits to parallel declines in general market rates. These deposit rate reductions will impact expense more gradually than the effect federal funds rates have had on revenues.
            The Company’s net interest income is one of the most important factors in evaluating its financial performance. Management uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease one hundred basis points, and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience a decrease of approximately 6.2% in net interest income. Conversely, if prime were to increase one hundred basis points, and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience an increase in net interest income of the same percentage. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management’s reaction to this rate change would be to reprice its loans or deposits or both.
            The tax-equivalent quarterly yield on interest-earning assets decreased by 11 basis points from 6.43% for first quarter 2007 to 6.34% in 2008. The quarterly yield on interest-bearing liabilities increased by 23 basis points from 1.95% in 2007 to 2.18% in 2008. In combination, these shifts contribute to a decrease in net margin on interest-earning assets of 25 basis points.
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

Average Balances, Interest, and Yields
	For the quarter ended			For the quarter ended
	March 31, 2008			March 31, 2007
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield

Assets
Federal funds sold	$ 32,520,690	$ 251,474	3.11%	$ 30,524,693	$ 392,429	5.21%
Interest-bearing deposits	5,841,321	68,126	4.69%	2,072,184	22,739	4.45%
Investment securities	56,921,218	729,329	5.15%	61,817,313	686,233	4.50%
Loans, net of allowance	238,698,045	4,213,366	7.10%	238,276,306	4,176,566	7.11%
Total interest-earning assets	333,981,274	5,262,295	6.34%	332,690,496	5,277,967	6.43%
Noninterest-bearing cash	11,634,698			15,863,635
Other assets	13,280,891			13,381,936
Total assets	$ 358,896,863			$ 361,936,067

Liabilities and Stockholders' Equity
Interest-bearing deposits
NOW	$ 49,362,429	44,355	0.36%	$ 52,098,830	47,510	0.37%
Money market	31,802,240	75,158	0.95%	35,770,307	82,895	0.94%
Savings	41,491,666	76,887	0.75%	45,295,465	82,635	0.74%
Other time	90,277,278	967,632	4.31%	77,186,232	809,207	4.25%
Total interest-bearing deposits	212,933,613	1,164,032	2.20%	210,350,834	1,022,247	1.97%
Securities sold under agreements to repurchase & federal funds purchased	3,433,506	5,761	0.67%	4,077,579	6,914	0.69%
Borrowed funds	94,243	1,442	6.15%	117,136	1,783	6.17%
Total interest-bearing liabilities	216,461,362	1,171,235	2.18%	214,545,549	1,030,944	1.95%
Noninterest-bearing deposits	67,872,472			75,162,028
	284,333,834	1,171,235	1.66%	289,707,577	1,030,944	1.44%
Other liabilities	1,081,449			1,653,497
Stockholders' equity	73,481,580			70,574,993
Total liabilities and
stockholders' equity	$ 358,896,863			$ 361,936,067
Net interest spread			4.16%			4.48%
Net interest income		$ 4,091,060			$ 4,247,023
Net margin on interest-earning assets			4.93%			5.18%

Tax equivalent adjustment in:
Investment income		$ 54,988			$ 47,733
Loan income		$ 36,821			$ 23,668

            A provision for loan losses of $71,209 was charged to expense during the first quarter of 2007. Net loans charged-off (recovered) were $1,060 and ($5,476) during the first three months of 2008 and 2007, respectively. Management does not detect any meaningful trend in the year-to-year relationship of net charge-offs to net recoveries. Rather, these are natural swings of activity in a loan portfolio that experiences minimal losses. See Loan Quality and the Allowance for Loan Losses for a discussion of the provision for loan losses.
            Noninterest revenue for the first quarter of 2008 is $2,659 higher than the comparable period last year. Declines in deposit account service charges were offset by increased ATM and VISA debit card revenues as well as increases in various miscellaneous fees such as wire transfer and attachment/levy fees. All increases are volume related.
            Noninterest expense for the first quarter of 2008 is $21,552, or 1.18%, more than last year. The most notable increase is $32,698 (3.10%) in combined salaries and employee benefits. This results from annual salary increases and cost of group insurance.
            Income taxes are $99,300 lower than the same quarter last year, on a pre-tax income decrease of $266,473. The Company’s effective tax rate has decreased slightly from 36.34% for the first quarter of 2007 to 36.25% for the first quarter of 2008. This results from the increase of tax preferenced loan and investment revenues.

Plans of Operation
             The Bank offers a full range of deposit services including checking, NOW, Money Market, and savings accounts, and time deposits including certificates of deposit. The transaction, savings, and certificate of deposit accounts are tailored to the Bank’s principal market areas at rates competitive to those offered in the area. The Bank also offers Individual Retirement Accounts (IRA), Health Savings Accounts, and Education Savings Accounts. All deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to the maximum amount allowed by law (generally, $100,000 per depositor, except for $250,000 for per depositor for certain retirement accounts, subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities. The Bank offers individual customers up to $50 million in FDIC insured deposits through the Certificate of Deposit Account Registry Services®.
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

Capital Resources and Adequacy
             Total stockholders’ equity increased $1,296,797 from December 31, 2007 to March 31, 2008. This increase is attributable to comprehensive income recorded during the period, as detailed in Note 2 of the Notes to Financial Statements, reduced by $362,641 used to repurchase and retire 9,541 shares of common stock. Stock repurchases for the quarter were at an average price of $38.01 per share.
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
            Tier one risk-based capital ratios of the Company as of March 31, 2008 and December 31, 2007 were 32.8% and 33.1%, respectively. Both are substantially in excess of regulatory minimum requirements.

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
            At March 31, 2008, the Company’s interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 30.29%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.

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
            The Company’s management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

Changes in Internal Controls

            During the quarter ended on the date of this report, there were no significant changes in the Company’s internal control over financial reporting that have had or are reasonably likely to have a material affect on the Company’s internal control over financial reporting. As of March 31, 2008, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s internal controls over financial reporting are effective.

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

Credit risk is the risk to the Company’s earnings or capital from the potential of an obligor failing to fulfill its contractual commitment to the Company. Credit risk is most closely associated with the Company’s lending activities.
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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

( c ) The following table presents information about the Company’s repurchase of its equity securities during the calendar quarter ended on the date of this report.

			(c) Total number	(d) Maximum number
	(a) Total	(b) Average	of Shares Puchased	of Shares that may
	Number	Price Paid	as Part of a Publicly	yet be Purchased
Period	of Shares	per Share	Announced Program	Under the Program
January	1,700	38.65	1,700	274,160
February	4,738	38.75	4,738	269,422
March	3,103	36.53	3,103	266,319
Totals	9,541	38.01	9,541

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

Item 3 Defaults Upon Senior Securities
             Not applicable

Item 4 Submission of Matters to a Vote of Security Holders
             There have been no matters submitted to a vote of security holders during the period covered by this report.

Item 5 Other information
             There is no information required to be disclosed in a report on Form 8-K during the period covered by this report, which has not been reported.

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
Calvin B. Taylor Bankshares, Inc.

Date: May 1, 2008_______	By:	/s/ Raymond M. Thompson
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
Calvin B. Taylor Bankshares, Inc.

Date: May 1, 2008_______	By:	/s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)

Exhibit 32

Certification - Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2008 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
Calvin B. Taylor Bankshares, Inc.

Date: May 1, 2008_______	By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

Date: May 1, 2008_______	By:	/s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calvin B. Taylor Bankshares, Inc.

Date: May 1, 2008_______	By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

Date: May 1, 2008_______	By:	/s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)