Form 10-Q
period 2008-06-30
TAYLOR CALVIN B BANKSHARES INC
filed 2008-08-08
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
 Commission File No. 000-50047

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ____ No [X]
On July 31, 2008, 3,067,190 shares of the registrant's common stock were issued and outstanding.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Form 10-Q
Index

Part I -	Financial Information	Page

Item 1	Consolidated Financial Statements
	Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	3
	Consolidated Statements of Income for the three months
	ended June 30, 2008 and 2007	4
	Consolidated Statements of Income for the six months
	ended June 30, 2008 and 2007	5
	Consolidated Statements of Cash Flows for the six months
	ended June 30, 2008 and 2007	6-7
	Notes to Consolidated Financial Statements	8-9

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	10-17

Item 3	Quantitative and Qualitative Disclosures About Market Risks	18

Item 4	Controls and Procedures	18

Part II -	Other Information

Item 1	Legal Proceedings	19
Item 1A	Risk Factors	19
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	19-20
Item 3	Defaults Upon Senior Securities	20
Item 4	Submission of Matters to a Vote of Security Holders	20
Item 5	Other Information	20
Item 6	Exhibits	20-23

	Signatures	24

Part I - Financial Information, Item 1 Financial Statements
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
	(unaudited)
	June 30	December 31,
	2008	2007
Assets
Cash and due from banks	$ 14,691,171	$ 17,428,347
Federal funds sold	31,643,783	23,121,256
Interest-bearing deposits	7,555,880	6,012,482
Investment securities available for sale	8,894,198	24,082,202
Investment securities held to maturity (approximate
fair value of $46,533,293 and $47,302,194)	46,058,356	46,679,750
Loans, less allowance for loan losses
of $202,979 and $195,525	241,574,250	238,076,278
Premises and equipment	6,375,186	6,536,469
Accrued interest receivable	1,802,709	1,693,173
Bank owned life insurance	4,819,319	4,720,770
Income taxes receivable	285,441	301,826
Other assets	389,713	493,120
	$ 364,090,006	$ 369,145,673
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$ 77,967,485	$ 73,357,578
Interest-bearing	202,872,018	215,585,969
	280,839,503	288,943,547
Securities sold under agreements to repurchase	4,234,004	3,426,173
Note payable	86,248	98,090
Accrued interest payable	364,589	501,909
Deferred income taxes	1,385,465	1,481,111
Other liabilities	74,824	219,080
	286,984,633	294,669,910
Stockholders' equity
Common stock, par value $1 per share
authorized 10,000,000 shares, issued and outstanding
3,089,932 shares at June 30, 2008, and
3,102,510 shares at December 31, 2007	3,089,932	3,102,510
Additional paid-in capital	11,915,551	12,381,413
Retained earnings	60,341,597	57,076,461
	75,347,080	72,560,384
Accumulated other comprehensive income	1,758,293	1,915,379
	77,105,373	74,475,763
	$ 364,090,006	$ 369,145,673

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
	For the three months ended
	June 30
	2008	2007
Interest and dividend revenue
Loans, including fees	$ 4,202,710	$ 4,198,828
U.S. Treasury and government agency securities	503,184	597,304
State and municipal securities	9,589	17,533
Federal funds sold	196,420	526,685
Interest-bearing deposits	53,812	22,772
Equity securities	18,715	13,371
Total interest and dividend revenue	4,984,430	5,376,493

Interest expense
Deposits	985,875	1,124,916
Borrowings	7,886	7,754
Total interest expense	993,761	1,132,670

Net interest income	3,990,669	4,243,823

Provision for loan losses	5,284	-
Net interest income after provision for loan losses	3,985,385	4,243,823

Noninterest revenue
Service charges on deposit accounts	279,991	270,749
ATM and debit card revenue	135,278	123,841
Miscellaneous revenue	121,012	111,795
Total noninterest revenue	536,281	506,385

Noninterest expenses
Salaries	892,763	863,550
Employee benefits	223,356	196,525
Occupancy	183,472	160,173
Furniture and equipment	129,112	108,019
Other operating	517,326	443,386
Total noninterest expenses	1,946,029	1,771,653

Income before income taxes	2,575,637	2,978,555
Income taxes	932,700	1,083,900

Net income	$ 1,642,937	$ 1,894,655

Earnings per common share - basic and diluted	$ 0.53	$ 0.60

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
	For the six months ended
	June 30
	2008	2007
Interest and dividend revenue
Loans, including fees	$ 8,379,255	$ 8,351,726
U.S. Treasury and government agency securities	1,137,993	1,185,875
State and municipal securities	20,800	39,685
Federal funds sold	447,894	919,114
Interest-bearing deposits	121,938	45,511
Equity securities	47,036	41,148
Total interest and dividend revenue	10,154,916	10,583,059

Interest expense
Deposits	2,149,907	2,147,163
Borrowings	15,089	16,451
Total interest expense	2,164,996	2,163,614

Net interest income	7,989,920	8,419,445

Provision for loan losses	76,493	-
Net interest income after provision for loan losses	7,913,427	8,419,445

Noninterest revenue
Service charges on deposit accounts	522,962	529,466
ATM and debit card revenue	248,817	231,540
Miscellaneous revenue	232,738	210,956
Total noninterest revenue	1,004,517	971,962

Noninterest expenses
Salaries	1,759,705	1,709,711
Employee benefits	444,767	406,019
Occupancy	371,320	340,401
Furniture and equipment	240,462	226,969
Other operating	981,554	918,780
Total noninterest expenses	3,797,808	3,601,880

Income before income taxes	5,120,136	5,789,527
Income taxes	1,855,000	2,105,500

Net income	$ 3,265,136	$ 3,684,027

Earnings per common share - basic and diluted	$ 1.06	$ 1.17

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the six months ended
	June 30
	2008	2007
Cash flows from operating activities
Interest and dividends received	$ 9,955,388	$ 10,304,624
Fees and commissions received	911,169	871,657
Interest paid	(2,302,316)	(1,979,337)
Cash paid to suppliers and employees	(3,570,478)	(3,455,930)
Income taxes paid	(1,838,615)	(2,302,063)
	3,155,148	3,438,951
Cash flows from investing activities
Certificates of deposit purchased, net of maturities	(1,514,507)	395,787
Proceeds from maturities of investments available
for sale	17,000,000	12,000,000
Purchase of investments available for sale	(1,980,283)	(13,692,486)
Proceeds from maturities of investments held to
maturity	13,810,000	25,760,000
Purchase of investments held to maturity	(13,183,013)	(10,989,737)
Loans made, net of principal collected	(3,574,465)	(270,714)
Proceeds from sale of equipment	-	5,824
Purchases of premises, equipment,
and computer software	(112,144)	(265,852)
	10,445,588	12,942,822

Cash flows from financing activities
Net increase (decrease) in
Time deposits	(6,890,769)	11,467,308
Other deposits	(1,213,275)	(2,033,152)
Securities sold under agreements to repurchase	807,831	(1,314,343)
Payments on note payable	(11,842)	(11,154)
Common shares repurchased	(478,440)	(610,974)
	(7,786,495)	7,497,685

Net increase in cash and cash equivalents	5,814,241	23,879,458
Cash and cash equivalents at beginning of period	40,568,264	45,771,812
Cash and cash equivalents at end of period	$ 46,382,505	$ 69,651,270

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the six months ended
	June 30
	2008	2007
Reconciliation of net income to net cash provided
by operating activities
Net income	$ 3,265,136	$ 3,684,027
Adjustments to reconcile net income to net cash
provided by operating activities
Provision for loan losses	76,493	-
Amortization of premiums and accretion of
discount, net	(90,043)	(187,607)
Depreciation and amortization	285,933	278,098
Deferred income taxes	-	118
(Gain) loss on disposition of assets	-	(1,508)
Decrease (increase) in
Accrued interest receivable	(109,536)	(90,893)
Cash surrender value of bank owned life insurance	(98,549)	(93,913)
Other assets	107,290	(100,565)
Increase (decrease) in
Accrued interest payable	(137,320)	98,806
Accrued income taxes	-	113
Other liabilities	(144,256)	(147,725)
	$ 3,155,148	$ 3,438,951

Composition of cash and cash equivalents
Cash and due from banks	$ 14,691,171	$ 22,347,697
Federal funds sold	31,643,783	47,181,770
Interest-bearing deposits, except for time deposits	47,551	121,803
	$ 46,382,505	$ 69,651,270

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation
    The accompanying unaudited consolidated financial statements conform with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Interim financial statements do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position and results of operations for these interim periods have been made. These adjustments are of a normal recurring nature. Results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected in any other interim period or for the year ending December 31, 2008. For further information, refer to the audited consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 2007.
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

Per share data
    Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding for the period, as follows:

	2008	2007
Three months ended June 30	3,091,956	3,139,456
Six months ended June 30	3,094,857	3,142,584

2. Comprehensive Income
    Comprehensive income consists of:

	For the six months ended
	June 30
	2008	2007
Net income	$ 3,265,136	$ 3,684,027
Unrealized gain (loss) on investment securities
available for sale, net of income taxes	(157,086)	51,405
Comprehensive income	$ 3,108,050	$ 3,735,432

3. Loan commitments
    Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. As of June 30, outstanding loan commitments and letters of credit consist of:
	June 30, 2008	December 31,2007
Loan commitments	$ 26,711,718	$ 33,523,485
Standby letters of credit	$ 2,203,902	$ 1,582,050

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Assets Measured at Fair Value on a Recurring Basis
    The Company values investment securities classified as available for sale at fair value. The fair value hierarchy established in Statement of Financial Accounting Standards No. 157, Fair Value Measurements, defines three input levels for fair value measurement. Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than those in Level 1. Level 3 is based on significant unobservable inputs. The Company values US Treasury and government agency securities under Level 1, and municipal debt securities and equity investments under Level 2. The Company has no assets measured at fair value on a recurring basis that are valued under Level 3 criteria. At June 30, 2008, values for available for sale investment securities were established as follows:

	Total	Level 1 Inputs	Level 2 Inputs
Investment securities available for sale	$ 8,894,198	$ 4,849,773	$ 4,044,425

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
    FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management does not expect SFAS No. 161 to have a material impact on the Company’s consolidated financial statements.
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
    The Company currently engages in no business other than owning and managing the Bank. The Bank employed 92 full time equivalent employees as of June 30, 2008. The Bank hires seasonal employees during the summer. The Company has no employees other than those hired by the Bank.

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
    In 2007, the Company determined that the allowance for loan losses was overstated as a result of provisions charged to earnings in years prior to 2003. A prior period adjustment to revalue the ALLL was recorded, resulting in the restatement of average balances and ratios previously reported for quarter ended June 30, 2007. The prior period adjustment has no impact on previously reported earnings. The result of the restatement of prior periods was to increase average net loans, total assets, the net credit for deferred income taxes, and retained earnings in each restated period. The Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 17, 2008, contains details regarding the restatement. It is the belief of management that the restatement of average balances, yields and various ratios as of June 30, 2007, will not alter conclusions drawn by those who relied on the Company’s originally filed statements for that period.

Financial Condition
    Total assets of the Company decreased $5.1 million from December 31, 2007 to June 30, 2008. Combined deposits and customer repurchase agreements decreased $7.3 million during the same period. Management believes that the reduction of deposit balances results from a continuing general economic downturn, combined with competition for deposits among local and regional banks. For further discussion of seasonal activity, see the section titled Liquidity.
    Average total assets and average total deposits decreased $11.0 million and $13.5 million, respectively, from second quarter 2007 to second quarter 2008. Management carefully monitors deposit reductions and the resulting effect on liquidity. Deposit decreases have been funded by reductions in the investment portfolio.

Loan Portfolio
     During the first half of 2008, the Bank’s gross loan portfolio increased $3.5 million. Funding for these loans was provided by reduction of the investment portfolio, including federal funds sold. As loans earn at higher average rates than investments, this shift has a positive effect on earnings. The increase in loans does not negatively impact the Company’s ability to meet liquidity demands.
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
    The ALLL consists of (i) formula-based reserves comprised of potential losses in the balance of the loan portfolio segmented into homogeneous pools, (ii) specific reserves comprised of potential losses on loans that management has identified as impaired and (iii) unallocated reserves. Unallocated reserves are not associated with a specific portfolio segment or a specific loan, but may be appropriate if properly supported and in accordance with GAAP.
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

    Management believes that in a general economic slow-down, such as the region is experiencing in early 2008, the Bank’s greatest likelihood of loss is in unsecured loans - commercial and consumer, and in secured consumer loans. Reserves for these segments of the portfolio are included in the formula-based portion of the ALLL. As of June 30, 2008, management reserved 35 bp against unsecured loans, and 30 bp against consumer loans secured by other than real estate. Both of these reserves were increased during the first quarter of this year, from 25 bp at December 31, 2007 to current levels.
    Historically, the absence or improper execution of a document has not resulted in a loss to the Bank, however, management recognizes that the Bank’s loss exposure is increased until a critical contract or collateral documentation exception is cured. At June 30, 2008, management reserved 10 bp against the outstanding balances of loans identified as having critical documentation exceptions.
    The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level management has determined to be appropriate. The allowance is increased by current period provisions and by recoveries of amounts previously charged-off. The allowance is decreased when loans are charged-off as losses, which occurs when they are deemed to be uncollectible. Adjustments made to bring the balance in the allowance to the level established by management may result in an increase or decrease to expense. A provision of $5,284 was made in the second quarter of 2008. A total of $76,493 has been provided in 2008. No provision for loan losses was made in the second quarter or the year to date ending June 30, 2007.
    Management considers the June 30, 2008 allowance appropriate and adequate to absorb identified and inherent losses in the loan portfolio. As of June 30, 2008, management has not identified any loans which are anticipated to be charged-off within the next 12 months. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.
    The following is a schedule of transactions in the allowance for loan losses. The Bank experienced net recoveries last year and net charge-offs in the current year to date. Management does not detect any meaningful trend in the year-to-year relationship of net charge-offs to net recoveries. Rather, these are natural swings of activity in a loan portfolio that experiences minimal losses.
Allowance for Loan Losses
	For six months ended
	June 30
	2008	2007
Balance at beginning of year	$ 195,525	$ 196,083
Loans charged-off:
Commercial	59,199	-
Real estate - construction	-	-
Real estate - mortgage	-	-
Consumer	10,000	2,913
Total loan losses	69,199	2,913
Recoveries on loans previously charged off:
Commercial	-	-
Real estate - construction	-	-
Real estate - mortgage	-	-
Consumer	160	5,476
Total loan recoveries	160	5,476

Net loan charge-offs (recoveries)	69,039	(2,563)
Provision for loan losses charged to expense	76,493	-
Balance at end of period	$ 202,979	$ 198,646

Average loans outstanding during the period	$ 242,945,890	$ 237,406,348

Annualized net charge-offs as a percentage of
average loans outstanding during the period	0.06%	0.00%

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
    Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans. Nonperforming assets are comprised of nonperforming loans combined with real estate acquired in foreclosure and held for sale. There were no nonperforming assets other than nonperforming loans as of June 30, 2008 or December 31, 2007, as shown in the following table.

	June 30,	December 31,
	2008	2007
Loans 90 days or more past due and still accruing	$ 50,847	$ 9,100
Nonaccruing loans	20,831	40,916
Total nonperforming loans	$ 71,678	$ 50,016

Interest not accrued on nonaccruing loans	$ 154	$ 1,509

Interest included in net income on nonaccruing loans,
year-to-date	$ 1,140	$ -

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
    Impaired loans including nonaccruing loans totaled $545,543 and $595,774, at June 30, 2008 and December 31, 2007, respectively. Principal balances of impaired loans include $419,770 and $436,802 which is guaranteed by a government agency at June 30, 2008 and December 31, 2007, respectively.

	June 30, 2008	December 31, 2007
Impaired loans with valuation allowances,
including nonaccruing loans	$ 545,543	$ 595,774
Valuation allowances on impaired loans	$ 115,358	$ 138,514

Impaired loans with no valuation allowances	$ -	$ -

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
    Due to its location in a seasonal resort area, the Bank typically experiences a decline in deposits, federal funds sold and investment securities throughout the first quarter of the year when business customers are using their deposits to meet cash flow needs. Late in the second quarter, additional sources of liquidity become more readily available as business borrowers start repaying loans, and the Bank receives deposits from seasonal business customers, summer residents and tourists. During the second quarter of 2008, this traditional pattern did not apply. Management believes that customers affected by the continuing economic downturn are not able to sustain previous levels of savings.
    Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits and retail repurchase agreements were 35.70% for the second quarter of 2008 compared to 39.66% for the second quarter of 2007.
    The Company has available lines of credit, including overnight federal funds, reverse repurchase agreements and letters of credit, totaling $27,000,000 as of June 30, 2008.
    Average net loans to average deposits were 87.83% versus 81.85% as of June 30, 2008 and 2007, respectively. Average loans increased by 2.31% while average deposits fell by 4.65%. Funding for loan growth and reductions in deposit balances was provided by a reduction of the investment portfolio. As loans earn at higher average rates than investments, this shift has a positive effect on earnings. Average deposit balance reductions occurred in both interest-bearing and non-interest bearing accounts. While earnings are reduced by the shift of demand and savings deposits to higher rate time deposits, neither this movement nor the increase in loans has a negative impact on the Company’s ability to meet liquidity demands.

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
    As of June 30, 2008, the Company was cumulatively asset-sensitive for all time horizons. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Results of Operations
     Net income for the three months ended June 30, 2008, was $1,642,937 or $.53 per share, compared to $1,894,655 or $.60 per share for the second quarter of 2007. This represents a decrease of $251,718 or 13.29% from the prior year. Year to date net income has decreased $418,891 or $.11 per share from $3,684,027 or $1.17 in 2007 to $3,265,136 or $1.06 in 2008. The key components of net income are discussed in the following paragraphs.
    For the first six months of 2008 compared to 2007, net interest income decreased $429,525 (5.10%). Net interest income decreased $253,154 (5.97%) in the second quarter of 2008 compared to the second quarter of 2007. The decrease in revenue is primarily attributable to market rate reductions which have resulted in the downward repricing of overnight federal funds. Interest expense in the second quarter of 2008 was $138,909 (12.26%) less than in the comparable period last year, due to lower demand deposit and savings balances and lower rates on time deposits.
    The Company’s net interest income is one of the most important factors in evaluating its financial performance. Management uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease one hundred basis points, and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience a decrease of approximately 7.2% in net interest income. Conversely, if prime were to increase one hundred basis points, and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience an increase in net interest income of the same percentage. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management’s reaction to this rate change would be to reprice its loans or deposits or both.
    The tax-equivalent quarterly yield on interest-earning assets decreased by 34 basis points from 6.47% for second quarter 2007 to 6.13% in 2008. The quarterly yield on interest-bearing liabilities decreased by 21 basis points from 2.10% in 2007 to 1.89% in 2008. In combination, these shifts contribute to a decrease in net margin on interest-earning assets of 21 basis points.
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

Average Balances, Interest, and Yields
	For the quarter ended			For the quarter ended
	June 30, 2008			June 30, 2007
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield

Assets
Federal funds sold	$ 36,853,798	$ 196,420	2.14%	$ 40,680,165	$ 526,685	5.19%
Interest-bearing deposits	6,187,025	53,812	3.50%	2,021,169	22,772	4.52%
Investment securities	47,007,470	573,601	4.91%	57,593,773	670,450	4.67%
Loans, net of allowance	242,688,085	4,244,251	7.03%	237,204,789	4,226,327	7.15%
Total interest-earning assets	332,736,378	5,068,084	6.13%	337,499,896	5,446,234	6.47%
Noninterest-bearing cash	9,982,276			16,068,149
Other assets	13,275,910			13,462,537
Total assets	$ 355,994,564			$ 367,030,582

Liabilities and Stockholders' Equity
Interest-bearing deposits
NOW	$ 49,985,477	49,790	0.40%	$ 50,648,543	44,620	0.35%
Money market	30,608,620	71,854	0.94%	34,237,355	80,852	0.95%
Savings	40,745,123	75,144	0.74%	44,869,370	82,849	0.74%
Other time	85,698,618	789,087	3.70%	82,776,690	916,595	4.44%
Total interest-bearing deposits	207,037,838	985,875	1.92%	212,531,958	1,124,916	2.12%
Securities sold under agreements to repurchase & federal funds purchased	3,853,559	6,532	0.68%	3,593,834	6,053	0.68%
Borrowed funds	88,308	1,354	6.17%	111,525	1,701	6.12%
Total interest-bearing liabilities	210,979,705	993,761	1.89%	216,237,317	1,132,670	2.10%
Noninterest-bearing deposits	69,272,622			77,266,064
	280,252,327	993,761	1.43%	293,503,381	1,132,670	1.55%
Other liabilities	856,698			1,392,217
Stockholders' equity	74,885,539			72,134,984
Total liabilities and
stockholders' equity	$ 355,994,564			$ 367,030,582
Net interest spread			4.24%			4.37%
Net interest income		$ 4,074,323			$ 4,313,564
Net margin on interest-earning assets			4.92%			5.13%

Tax equivalent adjustment in:
Investment income		$ 42,113			$ 42,242
Loan income		$ 41,541			$ 27,499

    A provision for loan losses of $5,284 was charged to expense during the second quarter of 2008. There was no provision charged to expense in the second quarter of 2007. Net loans charged-off (recovered) were $69,039 and (2,563) during the first half of 2008 and 2007, respectively. Management does not detect any meaningful trend in the year-to-year relationship of net charge-offs to net recoveries. Rather, these are natural swings of activity in a loan portfolio that experiences minimal losses. See Loan Quality and the Allowance for Loan Losses for a discussion of the provision for loan losses.
    Noninterest revenue for the second quarter of 2008 is $29,896 (5.90%) higher than the comparable period last year. Noninterest revenue for the year-to-date is $32,555 (3.35%) more than last year. For both the quarter and the year-to-date, increased ATM and VISA debit card revenues as well as increases in various miscellaneous fees such as wire transfer fees and savings service charges helped to offset declines in deposit account service charges. All increases are volume related.

    Noninterest expense for the second quarter of 2008 is $174,376, (9.84%), more than last year. Noninterest expense year-to-date is $195,928, (5.44%) more than last year. The most notable increase is $88,742 (4.19%) in combined salaries and employee benefits for the six month period. This results from annual salary increases and cost of group insurance. Occupancy, furniture and equipment, and other operating expenses have increased due to higher property taxes and utility costs and timing of routine period expenses that are recognized on a cash basis.
    Income taxes for the six months ended June 30, 2008 are $250,500 lower than the same period last year, on a pre-tax income decrease of $669,391. This is consistent with the Company’s effective tax rate of 36.23%.

Plans of Operation
     The Bank offers a full range of deposit services including checking, NOW, Money Market, and savings accounts, and time deposits including certificates of deposit. The transaction, savings, and certificate of deposit accounts are tailored to the Bank’s principal market areas at rates competitive to those offered in the area. The Bank also offers Individual Retirement Accounts (IRA), Health Savings Accounts, and Education Savings Accounts. All deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to the maximum amount allowed by law (generally, $100,000 per depositor, except for $250,000 per depositor for certain retirement accounts, subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities. The Bank offers individual customers up to $50 million in FDIC insured deposits through the Certificate of Deposit Account Registry Services®.
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

Capital Resources and Adequacy
     Total stockholders’ equity increased $2,629,610 from December 31, 2007 to June 30, 2008. This increase is attributable to comprehensive income recorded during the period, as detailed in Note 2 of the Notes to Financial Statements, reduced by $478,440 used to repurchase and retire 12,578 shares of common stock.
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
    Tier one risk-based capital ratios of the Company as of June 30, 2008 and December 31, 2007 were 33.7% and 33.1%, respectively. Both are substantially in excess of regulatory minimum requirements.

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
    At June 30, 2008, the Company’s interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 29.07%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.

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
    The Company’s management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

Changes in Internal Controls
     During the quarter ended on the date of this report, there were no significant changes in the Company’s internal control over financial reporting that have had or are reasonably likely to have a material effect on the Company’s internal control over financial reporting. As of June 30, 2008, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s internal controls over financial reporting are effective.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
            (c) The following table presents information about the Company’s repurchase of its equity securities during the calendar quarter ended on the date of this report.

			(c) Total number	(d) Maximum number
	(a) Total	(b) Average	of Shares Puchased	of Shares that may
	Number	Price Paid	as Part of a Publicly	yet be Purchased
Period	of Shares	per Share	Announced Program	Under the Program
April	325	36.69	325	265,994
May	1,250	39.00	1,250	264,744
June	1,462	37.70	1,462	263,282
Totals	3,037	38.13	3,037

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

Item 3 Defaults Upon Senior Securities
             Not applicable

Item 4 Submission of Matters to a Vote of Security Holders
             The Company held its annual meeting on May 14, 2008, during which the items detailed in the proxy statement dated March 14, 2008, were approved. This includes the reelection of the Board of Directors.

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
>b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
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
Calvin B. Taylor Bankshares, Inc.

Date: August 5, 2008_______	By:	/s/ Raymond M. Thompson
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
>b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
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
Calvin B. Taylor Bankshares, Inc.

Date: August 5, 2008_______	By:	/s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)

Exhibit 32
Certification - Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended June 30, 2008 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
Calvin B. Taylor Bankshares, Inc.

Date: August 5, 2008_______	By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

Date: August 5, 2008_______	By:	/s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calvin B. Taylor Bankshares, Inc.

Date: August 5, 2008_______	By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

Date: August 5, 2008_______	By:	/s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)