Form 10-Q
period 2008-09-30
TAYLOR CALVIN B BANKSHARES INC
filed 2008-11-06
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
 Commission File No. 000-50047

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

On October 31, 2008, 3,052,900 shares of the registrant's common stock were issued and outstanding.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Form 10-Q
Index

Part I -	Financial Information	Page

Item 1	Consolidated Financial Statements
	Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3
	Consolidated Statements of Income for the three months
	ended September 30, 2008 and 2007	4
	Consolidated Statements of Income for the nine months
	ended September 30, 2008 and 2007	5
	Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2008 and 2007	6-7
	Notes to Consolidated Financial Statements	9-10

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	11-18

Item 3	Quantitative and Qualitative Disclosures About Market Risks	19

Item 4	Controls and Procedures	19

Part II -	Other Information

Item 1	Legal Proceedings	20
Item 1A	Risk Factors	20
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20-21
Item 3	Defaults Upon Senior Securities	21
Item 4	Submission of Matters to a Vote of Security Holders	21
Item 5	Other Information	21
Item 6	Exhibits	21-24

	Signatures	25

Part I - Financial Information, Item 1 Financial Statements
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
	(unaudited)
	September 30	December 31,
	2008	2007
Assets
Cash and due from banks	$ 12,103,008	$ 17,428,347
Federal funds sold	39,722,207	23,121,256
Interest-bearing deposits	15,923,116	6,012,482
Investment securities available for sale	32,555,778	24,082,202
Investment securities held to maturity (approximate
fair value of $37,121,191 and $47,302,194)	36,508,424	46,679,750
Loans, less allowance for loan losses
of $199,475 and $195,525	235,119,322	238,076,278
Premises and equipment	6,334,937	6,536,469
Accrued interest receivable	1,380,374	1,693,173
Bank owned life insurance	4,870,830	4,720,770
Income taxes receivable	213,188	301,826
Other assets	518,572	493,120
	$ 385,249,756	$ 369,145,673
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$ 81,112,309	$ 73,357,578
Interest-bearing	222,280,687	215,585,969
	303,392,996	288,943,547
Securities sold under agreements to repurchase	6,045,974	3,426,173
Note payable	80,192	98,090
Accrued interest payable	350,917	501,909
Deferred income taxes	1,516,464	1,481,111
Other liabilities	91,054	219,080
	311,477,597	294,669,910
Stockholders' equity
Common stock, par value $1 per share
authorized 10,000,000 shares, issued and outstanding
3,055,290 shares at September 30, 2008, and
3,102,510 shares at December 31, 2007	3,055,290	3,102,510
Additional paid-in capital	10,653,093	12,381,413
Retained earnings	58,075,471	57,076,461
	71,783,854	72,560,384
Accumulated other comprehensive income	1,988,305	1,915,379
	73,772,159	74,475,763
	$ 385,249,756	$ 369,145,673

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
	For the three months ended
	September 30,
	2008	2007
Interest and dividend revenue
Loans, including fees	$ 4,140,888	$ 4,163,017
U.S. Treasury and government agency securities	545,844	793,673
State and municipal securities	10,857	14,965
Federal funds sold	221,938	608,500
Interest-bearing deposits	87,138	51,474
Equity securities	9,908	9,596
Total interest and dividend revenue	5,016,573	5,641,225

Interest expense
Deposits	905,011	1,222,347
Borrowings	25,538	11,036
Total interest expense	930,549	1,233,383

Net interest income	4,086,024	4,407,842
Provision for loan losses	(1,478)	-
Net interest income after provision for loan losses	4,087,502	4,407,842

Noninterest revenue
Service charges on deposit accounts	280,280	244,484
ATM and debit card	146,784	145,509
Bank owned life insurance	51,510	48,046
Miscellaneous revenue	47,062	55,922
Total noninterest revenue	525,636	493,961

Noninterest expenses
Salaries	878,244	876,444
Employee benefits	200,211	196,587
Occupancy	188,860	180,344
Furniture and equipment	111,778	117,194
Data proccessing	67,847	62,005
ATM and debit card	81,713	71,932
Other operating	395,843	335,653
Total noninterest expenses	1,924,496	1,840,159

Income before income taxes	2,688,642	3,061,644
Income taxes	982,500	1,100,500
Net income	$ 1,706,142	$ 1,961,144

Earnings per common share - basic and diluted	$ 0.56	$ 0.63
Dividend per common share	$ 1.30	$ -

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
	For the nine months ended
	September 30,
	2008	2007
Interest and dividend revenue
Loans, including fees	$ 12,520,143	$ 12,514,743
U.S. Treasury and government agency securities	1,683,837	1,979,548
State and municipal securities	31,657	54,650
Federal funds sold	669,832	1,527,614
Interest-bearing deposits	209,076	96,985
Equity securities	56,944	50,744
Total interest and dividend revenue	15,171,489	16,224,284

Interest expense
Deposits	3,054,918	3,369,510
Borrowings	40,627	27,487
Total interest expense	3,095,545	3,396,997

Net interest income	12,075,944	12,827,287
Provision for loan losses	75,015	-
Net interest income after provision for loan losses	12,000,929	12,827,287

Noninterest revenue
Service charges on deposit accounts	803,242	773,950
ATM and debit card	395,601	377,049
Bank owned life insurance	150,059	141,960
Miscellaneous revenue	181,251	172,964
Total noninterest revenue	1,530,153	1,465,923

Noninterest expenses
Salaries	2,637,949	2,586,155
Employee benefits	644,978	602,606
Occupancy	560,180	520,745
Furniture and equipment	352,240	344,163
Data processing	207,865	179,719
ATM and debit card	221,891	202,932
Other operating	1,097,201	1,005,719
Total noninterest expenses	5,722,304	5,442,039

Income before income taxes	7,808,778	8,851,171
Income taxes	2,837,500	3,206,000
Net income	$ 4,971,278	$ 5,645,171

Earnings per common share - basic and diluted	$ 1.61	$ 1.80
Dividend per common share	$ 1.30	$ -

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the nine months ended
	September 30,
	2008	2007
Cash flows from operating activities
Interest and dividends received	$ 15,369,050	$ 15,810,513
Fees and commissions received	1,383,262	1,319,628
Interest paid	(3,246,537)	(3,245,536)
Cash paid to suppliers and employees	(5,439,087)	(5,190,909)
Income taxes paid	(2,748,015)	(3,337,063)
	5,318,673	5,356,633
Cash flows from investing activities
Certificates of deposit purchased, net of maturities	(9,910,482)	(3,671,107)
Proceeds from maturities of investments available
for sale	23,360,000	16,000,000
Purchase of investments available for sale	(13,438,682)	(29,458,743)
Proceeds from maturities of investments held to
maturity	17,000,000	33,450,000
Purchase of investments held to maturity	(25,000,000)	(22,171,766)
Loans made, net of principal collected	2,881,941	4,422,689
Proceeds from sale of equipment	-	8,224
Purchases of premises, equipment,
and computer software	(239,230)	(373,516)
	(5,346,453)	(1,794,219)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	5,355,891	16,669,168
Other deposits	9,093,559	(3,683,463)
Securities sold under agreements to repurchase	2,619,801	(761,816)
Payments on note payable	(17,898)	(16,858)
Common shares repurchased	(1,775,540)	(1,613,413)
Dividends Paid	(3,972,268)	-
	11,303,545	10,593,618

Net increase in cash and cash equivalents	11,275,765	14,156,032
Cash and cash equivalents at beginning of period	40,568,264	45,771,812
Cash and cash equivalents at end of period	$ 51,844,029	$ 59,927,844

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the nine months ended
	September 30
	2008	2007
Reconciliation of net income to net cash provided
by operating activities
Net income	$ 4,971,278	$ 5,645,171
Adjustments to reconcile net income to net cash
provided by operating activities
Provision for loan losses	75,015	-
Amortization of premiums and accretion of
discount, net	(115,289)	(450,380)
Depreciation and amortization	431,401	419,498
Deferred income taxes	-	118
(Gain) loss on disposition of assets	-	106
Decrease (increase) in
Accrued interest receivable	312,799	36,544
Cash surrender value of bank owned life insurance	(150,060)	(141,960)
Other assets	72,547	(156,201)
Increase (decrease) in
Accrued interest payable	(150,992)	151,461
Other liabilities	(128,026)	(147,724)
	$ 5,318,673	$ 5,356,633

Composition of cash and cash equivalents
Cash and due from banks	$ 12,103,008	$ 17,169,053
Federal funds sold	39,722,207	42,751,013
Interest-bearing deposits, except for time deposits	18,814	7,778
	$ 51,844,029	$ 59,927,844

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation
    The accompanying unaudited consolidated financial statements conform with accounting principles generally accepted in the United States of America and to the instructions to Form 10-Q. Interim financial statements do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position and results of operations for these interim periods have been made. These adjustments are of a normal recurring nature. Results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected in any other interim period or for the year ending December 31, 2008. For further information, refer to the audited consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 2007.
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

Per share data
    Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding for the period, as follows:

	2008	2007
Three months ended September 30	3,063,966	3,113,341
Nine months ended September 30	3,084,485	3,132,836

2. Comprehensive Income
    Comprehensive income consists of:

	For the nine months ended
	September 30
	2008	2007
Net income	$ 4,971,278	$ 5,645,171
Unrealized gain (loss) on investment securities
available for sale, net of income taxes	72,926	94,659
Comprehensive income	$ 5,044,204	$ 5,739,830

3. Loan commitments
    Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. As of September 30, outstanding loan commitments and letters of credit consist of:

	September 30, 2008	December 31,2007
Loan commitments	$ 33,118,815	$ 33,362,846
Standby letters of credit	$ 1,839,759	$ 1,385,719

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Assets Measured at Fair Value on a Recurring Basis
   The Company values investment securities classified as available for sale at fair value. The fair value hierarchy established in Statement of Financial Accounting Standards No. 157, Fair Value Measurements, defines three input levels for fair value measurement. Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than those in Level 1. Level 3 is based on significant unobservable inputs. The Company values US Treasury and government agency securities under Level 1, and municipal debt securities and equity investments under Level 2. The Company has no assets measured at fair value on a recurring basis that are valued under Level 3 criteria. At September 30, 2008, values for available for sale investment securities were established as follows:

	Total	Level 1 Inputs	Level 2 Inputs
Investment securities available for sale	$ 32,555,778	$ 28,342,632	$ 4,213,146

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
    FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." Management does not expect SFAS No. 162 to have a material impact on the Company’s consolidated financial statements.

    FASB Statement No. 163, "Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60" clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Disclosure requirements in paragraphs 30(g) and 31 are effective for the first period after issuance of the Statement, including interim periods. Early adoption of the Statement is not permitted except for the referenced paragraphs. Management does not expect SFAS No. 163 to have a material impact on the Company’s consolidated financial statements.
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
    The Company currently engages in no business other than owning and managing the Bank. The Bank employed 94 full time equivalent employees as of September 30, 2008. The Bank hires seasonal employees during the summer. The Company has no employees other than those hired by the Bank.

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
    In 2007, the Company determined that the allowance for loan losses was overstated as a result of provisions charged to earnings in years prior to 2003. A prior period adjustment to revalue the ALLL was recorded, resulting in the restatement of average balances and ratios previously reported for quarter ended September 30, 2007. The prior period adjustment has no impact on previously reported earnings. The result of the restatement of prior periods was to increase average net loans, total assets, the net credit for deferred income taxes, and retained earnings in each restated period. The Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 17, 2008, contains details regarding the restatement. It is the belief of management that the restatement of average balances, yields and various ratios as of September 30, 2007, will not alter conclusions drawn by those who relied on the Company’s originally filed statements for that period.

Financial Condition
     Total assets of the Company increased $16.1 million from December 31, 2007 to September 30, 2008. Combined deposits and customer repurchase agreements increased $17.1 million during the same period. Management believes that some of the growth in deposit balances results from market instability that is part of a continuing general economic downturn. In recent months, stock values have plunged, investment banks have failed and commercial mega-banks are reporting staggering losses often related to subprime lending and the securitization of subprime loans. At such times, consumers seek the safety of conservatively run community banks. Additionally, due to the effect of seasonal resort business, it is normal for third quarter assets to be higher than the beginning or end of the same year. For further discussion of seasonal activity, see the section titled Liquidity.
    Average total assets and average total deposits decreased $6.5 million and $8.7 million, respectively, from third quarter 2007 to third quarter 2008. Management carefully monitors deposit reductions and the resulting effect on liquidity. Deposit decreases have been funded by reductions in the investment portfolio.

Loan Portfolio
     From December 31, 2007 to June 30, 2008 the loan portfolio had grown $3.5 million. During the third quarter, gross loans dropped by $6.5 million resulting in a reduction of $3.0 million for the year to date. The repayment of a single $5.0 million loan accounts for most of this decline. Funds made available by reductions in the loan portfolio have been invested in insured deposits at other financial institutions. Because loans earn at higher average rates than investments, this shift has a negative effect on earnings. There is no adverse impact on the Company’s ability to meet liquidity demands resulting from this shift in earning assets.
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

    Management believes that in a general economic slow-down, such as the region is experiencing in 2008, the Bank’s greatest likelihood of loss is in unsecured loans - commercial and consumer, and in secured consumer loans. Reserves for these segments of the portfolio are included in the formula-based portion of the ALLL. As of September 30, 2008, management reserved 40 bp against unsecured loans, and 35 bp against consumer loans secured by other than real estate. Both of these reserves were increased during the first and third quarters of this year in recognition of the prolonged economic challenges to regional, national, and global economies. Additionally, management identified overdrawn checking accounts as a distinct risk category and reserved 10.0% against overdrawn deposit accounts as of September 30, 2008.
    Historically, the absence or improper execution of a document has not resulted in a loss to the Bank, however, management recognizes that the Bank’s loss exposure is increased until a critical contract or collateral documentation exception is cured. At September 30, 2008, management reserved 10 bp against the outstanding balances of loans identified as having critical documentation exceptions.
    The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level management has determined to be appropriate. The allowance is increased by current period provisions and by recoveries of amounts previously charged-off. The allowance is decreased when loans are charged-off as losses, which occurs when they are deemed to be uncollectible. Adjustments made to bring the balance in the allowance to the level established by management may result in an increase or decrease to expense. A provision of ($1,478) was made in the third quarter of 2008. A total of $75,015 has been provided in 2008. No provision for loan losses was made in the third quarter or the year to date ending September 30, 2007.
    Management considers the September 30, 2008 allowance appropriate and adequate to absorb identified and inherent losses in the loan portfolio. As of September 30, 2008, management has not identified any loans which are anticipated to be charged-off within the next 12 months. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.
    The following is a schedule of transactions in the allowance for loan losses. The Bank experienced net charge-offs of $787 last year and $71,065 in the current year to date. Management does not detect any meaningful trend in this increase. Rather, these are natural swings of activity in a loan portfolio that experiences minimal losses.
Allowance for Loan Losses
	For nine months ended		For the year ended
	September 30		December 31
	2008	2007	2007
Balance at beginning of year	$ 195,525	$ 196,083	$ 196,083
Loans charged-off:
Commercial	59,199	-	-
Real estate - construction	-	-	-
Real estate - mortgage	-	-	-
Consumer	12,216	6,263	6,263
Total loan losses	71,415	6,263	6,263
Recoveries on loans previously charged off:
Commercial	-	-	-
Real estate - construction	-	-	-
Real estate - mortgage	-	-	-
Consumer	350	5,476	5,705
Total loan recoveries	350	5,476	5,705

Net loan charge-offs (recoveries)	71,065	787	558
Provision for loan losses charged to expense	75,015	-	-
Balance at end of period	$ 199,475	$ 195,296	$ 195,525

Average loans outstanding during the period	$ 238,446,661	$ 233,543,038	$ 235,013,815

Annualized net charge-offs as a percentage of
average loans outstanding during the period	0.04%	0.00%	0.00%

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
    Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans. Nonperforming assets are comprised of nonperforming loans combined with real estate acquired in foreclosure and held for sale. There were no nonperforming assets other than nonperforming loans as of September 30, 2008 or December 31, 2007, as shown in the following table.

	September 30,	September 30,	December 31,
	2008	2007	2007
Loans 90 days or more past due and still accruing	$ 224,280	$ 432,856	$ 9,100
Nonaccruing loans	15,978	-	40,916
Total nonperforming loans	$ 240,258	$ 432,856	$ 50,016

Interest not accrued on nonaccruing loans	$ 84	$ -	$ 1,509

Interest included in net income on nonaccruing loans,
year-to-date	$ 1,540	$ -	$ -

    Loans are considered impaired when, based on current information, management considers it unlikely that collection of principal and interest payments will be made according to contractual terms. Generally, loans are not reviewed for impairment until the accrual of interest has been discontinued, although management may categorize a performing loan as impaired based on knowledge of the borrower’s financial condition, devaluation of collateral, or other circumstances that are deemed relevant to loan collection. Impaired loans may have specific reserves, or valuation allowances, allocated to them in the ALLL. Estimates of loss reserves on impaired loans may be determined based on any of the three measurement methods described in Financial Accounting Standard 114 (FAS 114): (1) the present value of future cash flows, (2) the fair value of collateral, if repayment of the loan is expected to be provided by underlying collateral, or (3) the loan’s observable fair value. The Bank selects and applies, on a loan-by-loan basis, the appropriate valuation method. Loans determined to be impaired, but for which no specific valuation allowance is made because management believes the loan is secured with adequate collateral or the Bank will not take a loss on such loan, are grouped with other homogeneous loans for evaluation under formula-based criteria described previously.
    Impaired loans including nonaccruing loans totaled $592,127 and $595,774, at September 30, 2008 and December 31, 2007, respectively. Principal balances of impaired loans include $419,770 and $436,802 which is guaranteed by a government agency at September 30, 2008 and December 31, 2007, respectively.

	September 30, 2008	December 31, 2007
Impaired loans with valuation allowances,
including nonaccruing loans	$ 542,854	$ 595,774
Valuation allowances on impaired loans	$ 114,013	$ 138,514

Impaired loans with no valuation allowances	$ 49,273	$ -

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
    Due to its location in a seasonal resort area, the Bank typically experiences a decline in deposits, federal funds sold and investment securities throughout the first quarter of the year when business customers are using their deposits to meet cash flow needs. Beginning late in the second quarter and throughout the third quarter, additional sources of liquidity become more readily available as business borrowers start repaying loans, and the Bank receives deposits from seasonal business customers, summer residents and tourists. In keeping with this pattern, average assets grew by $22,985,662 (6.46%) from $355,994,564 for the second quarter to $378,980,226 for the third quarter of 2008. Average deposits grew by $20,790,020 (7.52%) from $276,310,460 for the second quarter to $297,100,480 for the third quarter of 2008.
    Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits and retail repurchase agreements were 41.92% for the third quarter of 2008 compared to 44.50% for the same quarter of 2007.
    The Company has available lines of credit, including overnight federal funds, reverse repurchase agreements and letters of credit, totaling $27,000,000 as of September 30, 2008.
    Average net loans to average deposits were 80.19% versus 76.31% as of September 30, 2008 and 2007, respectively. Average loans increased by 2.10% while average deposits fell by 2.83%. Funding for loan growth and reductions in deposit balances was provided by a reduction of the investment portfolio and federal funds sold. As loans earn at higher average rates than investments, this shift has a positive effect on earnings. Average deposit balance reductions occurred in both interest-bearing and non-interest bearing accounts. While earnings are reduced by the shift of demand and savings deposits to higher rate time deposits, neither this movement nor the increase in loans has a negative impact on the Company’s ability to meet liquidity demands.

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
    As of September 30, 2008, the Company was cumulatively asset-sensitive for all time horizons. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Results of Operations
     Net income for the three months ended September 30, 2008, was $1,706,142 or $.56 per share, compared to $1,961,144 or $.63 per share for the third quarter of 2007. This represents a decrease of $255,002 or 13.00% from the prior year. Year to date net income has decreased $673,893 or $.19 per share from $5,645,171 or $1.80 in 2007 to $4,971,278 or $1.61 in 2008. The key components of net income are discussed in the following paragraphs.
    For the first nine months of 2008 compared to 2007, net interest income decreased $751,343 (5.86%). Net interest income decreased $321,818 (7.30%) in the third quarter of 2008 compared to the third quarter of 2007. The decrease in revenue is primarily attributable to market rate reductions which have resulted in the downward repricing of overnight federal funds. Interest expense in the third quarter of 2008 was $302,834 (24.55%) less than in the comparable period last year, due to lower rates on time deposits.
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
    The tax-equivalent quarterly yield on interest-earning assets decreased by 65 basis points from 6.40% for third quarter 2007 to 5.75% in 2008. The quarterly yield on interest-bearing liabilities decreased by 50 basis points from 2.20% in 2007 to 1.70% in 2008. In combination, these shifts contribute to a decrease in net margin on interest-earning assets of 32 basis points.
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

Average Balances, Interest, and Yields
	For the quarter ended			For the quarter ended
	September 30, 2008			September 30, 2007 - Restated
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield

Assets
Federal funds sold	$ 43,752,965	$ 221,938	2.02%	$ 47,006,543	$ 608,500	5.14%
Interest-bearing deposits	10,899,809	87,138	3.18%	4,071,750	51,474	5.02%
Investment securities	60,345,351	608,017	4.01%	70,316,915	867,151	4.89%
Loans, net of allowance	238,243,801	4,186,781	6.99%	233,344,041	4,197,629	7.14%
Total interest-earning assets	353,241,926	5,103,874	5.75%	354,739,249	5,724,754	6.40%
Noninterest-bearing cash	12,096,712			17,044,550
Other assets	13,641,588			13,685,396
Total assets	$ 378,980,226			$ 385,469,195

Liabilities and Stockholders' Equity
Interest-bearing deposits
NOW	$ 48,928,744	56,726	0.46%	$ 51,798,447	46,082	0.35%
Money market	32,345,651	77,261	0.95%	32,766,614	77,517	0.94%
Savings	41,724,294	77,858	0.74%	44,127,495	82,274	0.74%
Other time	88,782,767	693,166	3.11%	88,056,153	1,016,474	4.58%
Total interest-bearing deposits	211,781,456	905,011	1.70%	216,748,709	1,222,347	2.24%
Securities sold under agreements to repurchase & federal funds purchased	6,102,057	24,274	1.58%	5,353,325	9,421	0.70%
Borrowed funds	82,283	1,264	6.11%	105,956	1,615	6.05%
Total interest-bearing liabilities	217,965,796	930,549	1.70%	222,207,990	1,233,383	2.20%
Noninterest-bearing deposits	85,319,024			89,017,589
	303,284,820	930,549	1.22%	311,225,579	1,233,383	1.57%
Other liabilities	1,509,882			1,200,621
Stockholders' equity	74,185,524			73,042,995
Total liabilities and
stockholders' equity	$ 378,980,226			$ 385,469,195
Net interest spread			4.05%			4.20%
Net interest income		$ 4,173,325			$ 4,491,371
Net margin on interest-earning assets			4.70%			5.02%

Tax equivalent adjustment in:
Investment income		$ 41,408			$ 48,917
Loan income		$ 45,893			$ 34,612

    Provisions for loan losses of ($1,478) and $75,015 were recorded during the three and nine months periods ended September 30, 2008. There was no provision recorded in the three and nine months periods ended September 30, 2007. Net loans charged-off were $71,065 and $787 during the first three quarters of 2008 and 2007, respectively. Management does not detect any meaningful trend in the year-to-year relationship of net charge-offs to net recoveries. Rather, these are natural swings of activity in a loan portfolio that experiences minimal losses. See Loan Quality and the Allowance for Loan Losses for a discussion of the provision for loan losses.
    Noninterest revenue for the third quarter of 2008 is $31,675 (6.41%) higher than the comparable period last year. Noninterest revenue for the year-to-date is $64,230 (4.38%) more than last year. For both the quarter and the year-to-date, increased ATM and VISA debit card revenues are volume related. Increased service charges on deposit accounts and miscellaneous fees such as wire transfer fees reflect fee increases as well as increased volume.

    Noninterest expense for the third quarter of 2008 is $84,337 (4.58%), more than last year. Noninterest expense year-to-date is $280,265 (5.15%) more than last year. The increase of $28,146 (15.66%) in data processing expenses for the nine month period is due to (1) increased software maintenance contract costs resulting from expanded product offerings and services, and (2) computer consulting fees. Other operating expenses include increased correspondent bank fees that result from carrying lower reserve balances and increased legal fees.
    Income taxes for the nine months ended September 30, 2008 are $368,500 lower than the same period last year, on a pre-tax income decrease of $1,042,393. This is consistent with the Company’s effective tax rate of 36.33%.

Plans of Operation
     The Bank offers a full range of deposit services including checking, NOW, Money Market, and savings accounts, and time deposits including certificates of deposit. The transaction, savings, and certificate of deposit accounts are tailored to the Bank’s principal market areas at rates competitive to those offered in the area. The Bank also offers Individual Retirement Accounts (IRA), Health Savings Accounts, and Education Savings Accounts. All deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to the maximum amount allowed by law (generally, $100,000 per depositor, except for $250,000 per depositor for certain retirement accounts, subject to aggregation rules and a temporary insurance limit increase as described in the next paragraph). The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities. The Bank offers individual customers up to $50 million in FDIC insured deposits through the Certificate of Deposit Account Registry Services® network.
    Effective October 3, 2008, FDIC deposit insurance has been temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009.
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

Capital Resources and Adequacy
     Total stockholders’ equity decreased $703,604 from December 31, 2007 to September 30, 2008. This decrease is attributable to comprehensive income recorded during the period, as detailed in Note 2 of the Notes to Financial Statements, reduced by $1,775,540 used to repurchase and retire 47,220 shares of common stock, and cash dividends paid to shareholders of $3,972,268.
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
    Tier one risk-based capital ratios of the Company as of September 30, 2008 and December 31, 2007 were 32.8% and 33.1%, respectively. Both are substantially in excess of regulatory minimum requirements.
    Management does not anticipate participating in the troubled asset relief program (TARP) implemented by the government as a way to relieve financial institutions stressed by investments in defaulting mortgages. The Bank has not engaged in subprime mortgage lending, and has no investments in mortgage backed securities.

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
    At September 30, 2008, the Company’s interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 29.22%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.

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
    The Company’s management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

Changes in Internal Controls
    During the quarter ended on the date of this report, there were no significant changes in the Company’s internal control over financial reporting that have had or are reasonably likely to have a material effect on the Company’s internal control over financial reporting. As of September 30, 2008, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s internal controls over financial reporting are effective.

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

			(c) Total number	(d) Maximum number
	(a) Total	(b) Average	of Shares Puchased	of Shares that may
	Number	Price Paid	as Part of a Publicly	yet be Purchased
Period	of Shares	per Share	Announced Program	Under the Program
July	22,742	37.04	22,742	240,540
August	11,600	38.24	11,600	228,940
September	300	37.00	300	228,640
Totals	34,642	37.44	34,642

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
Calvin B. Taylor Bankshares, Inc.

Date: November 5, 2008_______	By:	/s/ Raymond M. Thompson
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
Calvin B. Taylor Bankshares, Inc.

Date: November 5, 2008_______	By:	/s/ Jennifer G. Hawkins
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
Calvin B. Taylor Bankshares, Inc.

Date: November 5, 2008_______	By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

Date: November 5, 2008_______	By:	/s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calvin B. Taylor Bankshares, Inc.

Date: November 5, 2008_______	By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

Date: November 5, 2008_______	By:	/s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)