Form 10-K
period 2008-12-31
TAYLOR CALVIN B BANKSHARES INC
filed 2009-03-12
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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
Yes__ No [ X ]
    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes__ No [ X ]
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No __
    Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ____                                                                                     Accelerated filer [ X ]
Non- accelerated filer ____ (Do not check if a smaller reporting company)     Smaller reporting company ____

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes__ No [ X ]
    The aggregate market value of the Common Stock, all of which has voting rights, held by non-affiliates of the registrant on December 31, 2008, was $92,800,447. This calculation is based upon the last price known to the registrant at which its Common Stock was sold as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2008, the last known sale price was $36.50 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock. On February 28, 2009, 3,036,754 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Company's Proxy Statement for Annual Meeting of Stockholders to be held on May 13, 2009, is incorporated by reference in this Form 10-K in Part III, Item 10, Item 11, Item 12, Item 13, and Item 14.

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

Banking Products and Services
    The Bank offers a full range of deposit services including checking, NOW, Money Market, and savings accounts, and time deposits including certificates of deposit. The transaction, savings, and certificate of deposit accounts are tailored to the Bank’s principal market areas at rates competitive to those offered in the area. The Bank also offers Individual Retirements Accounts (IRA), Health Savings Accounts, and Education Savings Accounts. All deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to the maximum amount allowed by law. The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities. The Bank offers individual customers up to $50 million in FDIC insured deposits through the Certificate of Deposit Account Registry Services® (CDARS).
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
    Other bank services include cash management services, 24-hour ATM’s, debit cards, safe deposit boxes, travelers’ checks, direct deposit of payroll and social security funds, and automatic drafts for various accounts. The Bank offers bank-by-phone and Internet banking services, including electronic bill-payment, to both commercial and retail customers. Early in 2008, the Bank began offering a remote capture service that enables commercial customers to electronically capture check images and make on-line deposits. Also in 2008, the Bank began offering electronic statement delivery to consumer and commercial customers. The Bank also offers non-deposit products including retail repurchase agreements and discount brokerage services through a correspondent bank.

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

Employees
    As of December 31, 2008, the Bank employed 94 full-time equivalent employees. The Company's operations are conducted through the Bank. Consequently, the Company does not have separate employees. None of the employees of the Bank are represented by any collective bargaining unit. The Bank considers its relations with its employees to be good.

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

Gramm-Leach-Bliley Act
    In November 1999, the Gramm-Leach-Bliley Act was signed into law. Among other things, the Act repeals the restriction, contained in the Glass-Steagall Act, on banks affiliating with securities firms. The Act permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities. The Act is intended to grant certain powers to community banks that larger institutions have accumulated on an ad hoc basis. One possible consequence of the Act may be increased competition that the Company and the Bank face from larger institutions and other types of companies. It is not possible to determine the full effect that the Act has had on the Company and the Bank.

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

The Bank Secrecy Act and USA Patriot Act
    The Bank Secrecy Act of 1970 (BSA) requires financial institutions to assist federal agencies to detect and prevent money laundering by filing and/or maintaining reports of large cash transactions or other suspicious transactions involving cash. BSA is also referred to as anti-money laundering law as it is designed to detect money laundering, tax evasion, or other criminal activities.
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

Other Regulations
    Interest and certain other charges collected or contracted for by the Bank are subject to state and federal laws concerning interest rates. The Bank’s loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Real Estate Settlement Procedures Act requiring lenders to provide disclosures to consumers at various times during an applicable transaction and which outlaws kickbacks that increase the cost of settlement services, the Home Mortgage Disclosure Act of 1975 requiring financial institutions in metropolitan statistical areas to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed, or other prohibited bases in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank are subject to the Truth in Savings Act which governs disclosures of rate and fee information to consumer deposit customers, the Right to Financial Privacy Act which imposes a duty to maintain confidentiality of customers’ financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Fund Transfers Act as implemented by the Federal Reserve Board’s Regulation E which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Deposit Insurance
    The FDIC establishes rates for the payment of deposit insurance premiums by federally insured banks and thrifts. The Deposit Insurance Fund is maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. The Federal Deposit Insurance Reform Act of 2005 creates a revised deposit insurance assessment rate structure, effective January 1, 2007. Under this system, assessment rates are based on Risk Categories as determined by a combination of CAMELS component ratings and financial ratios. Banks in Risk Category I, the lowest risk profile, will be assessed at a rate of 5 to 7 basis points. A One-time Assessment Credit for banks that were in existence on December 31, 1996, will be applied to offset assessments dollar-for-dollar until full benefit of the credit is received. In addition to the amount paid for deposit insurance, banks are assessed an additional amount to service the interest on the bond obligations of the Financial Corporation (FICO). Any increase in deposit insurance premiums for the Bank will increase the Bank’s operating expenses, and there can be no assurance that such costs can be passed on to the Bank’s customers.

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
    FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories for compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2008, the Company and the Bank were qualified as "well capitalized." For further discussions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Capital."

Recent Economic and Legislative Developments
    During the fourth quarter of 2008, bank failures and near failures were prominent in the news. Securitization of subprime, adjustable rate mortgage loans originated in the United States has been cited as contributing to a global economic recession. Other contributory factors include a pool of investors willing to tolerate the risks attached to high yield mortgage backed securities, complex investment products that were not understood by investors or auditors/examiners, and inadequate oversight. Although neither the Company nor the Bank originated or invested in subprime loans, the economic downturn has affected their ability to invest profitably and the ability of some customers to repay their loans.
    The Federal Reserve Open Market Committee reduced the federal funds rate from 4.25% at the beginning of 2008 to a range of 0.00% to 0.25% at year-end. Other short-term investments have experienced similar declines. These rate reductions have not accomplished their goal of stimulating borrowing and lending activity. The impact on the Company is reduced interest revenues and yields on federal funds sold, debt securities, and certificates of deposit in other banks.
    Late in 2008, the Troubled Asset Relief Program (TARP) empowered U. S. Department of the Treasury to purchase or insure up to $700 billion of "troubled" mortgages and any securities based on those mortgages. These purchases are subject to the Secretary of Treasury’s determination that the action will promote financial market stability. TARP gives Treasury the authority to purchase non-liquid, difficult-to-value assets from banks and other financial institutions. TARP is intended to improve the liquidity of these assets by purchasing them using secondary market mechanisms, thus allowing participating institutions to stabilize their balance sheets and avoid further losses.
    Within weeks of the establishment of TARP, Treasury determined that direct asset purchase might not be the most effective use of TARP funds, and announced that some of the funds would be used in the Capital Purchase Program (CaPP). Under CaPP, up to $250 billion in preferred securities could be purchased from major financial institutions on the assumption that stronger equity positions would better equip financial institutions to withstand the impact of troubled asset holdings and would encourage lending. Alternate means for deploying TARP funds and monitoring effectiveness of their distribution are the subject of ongoing debate by policy makers and analysts. The Company and the Bank did not seek this assistance and will not benefit directly from TARP funds.
    Late in 2008, to bolster public confidence in the financial system and reduce potential investor losses, deposit insurance levels were raised from $100,000 to $250,000 per depositor in accounts other than certain retirement accounts which are already insured to $250,000. Additional insurance of all noninterest bearing transaction account balances is available to depositors in participating financial institutions. The Company and the Bank elected to participate in the Temporary Liquidity Guarantee Program (TLG), providing this additional insurance. On January 1, 2010, the standard coverage limit will return to $100,000 for all deposit categories except IRAs and certain other retirement accounts, which will continue to be insured up to $250,000 per owner. These actions have contributed to a fourth quarter 2008 increase in deposits in the Bank as investors seek the safety of insured deposits in community banks. Deposit insurance premiums will increase as a result of the higher deposit balances, the higher insurance limits, participation in TLG, and higher insurance rates. Management does not expect to pass all of the additional insurance premium costs on to customers.
    In the most stable economic times, the Company cannot reliably predict the effect of changing government policies on earnings, or loan and deposit levels. The impact on future results of operation of the Company and the Bank, of the dramatic developments of 2008 are uncertain. Management expects 2009 to bring lower interest revenues and higher fees associated with loan collection.

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
    The Bank controls interest rate risk by keeping both interest-bearing assets and liabilities short-term. As of December 31, 2008, approximately 97.5% of the Bank’s loans are either variable rate or written on demand, and investment securities generally mature within three years. The longest term offered on a customer certificate of deposit is 24 months. This strategy has carried the Bank through rate cycles successfully in the past.

Liquidity Risk
    Liquidity risk is the risk to earnings or capital from a bank’s inability to meet its obligations when they come due without incurring unacceptable losses or costs. An example would be: Depositors withdrawing their deposits when the bank does not have the liquid assets to fund the withdrawals while meeting loan-funding obligations.
    The Company’s consolidated liquidity ratio was 40.0% in 2008, down from 42.0% in 2007 and 45.6% in 2006. Although this ratio has declined slightly, the Company anticipates that it will be able to fund loan demand and meet deposit withdrawal requests through the reduction of overnight investment in federal funds sold, maturity of investment securities, and, if necessary, borrowing against lines of credit with correspondent banks.

Market Risk: Moderate
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
    The regional, national, and international economic recession which has deepened throughout 2008, has caused borrowers hardships that effect their ability to repay loans, resulting in the Bank experiencing upward moving delinquencies, higher than usual charge-offs, and the prospect of repossession of collateral. Additionally, historically low market rates have reduced earnings on investments, including federal funds sold. Due to conservative investment practices, neither the Company nor the Bank has experienced portfolio value declines of significance. The Company and Bank expect the current adverse market conditions to continue to depress earnings for at least another year and likely longer, causing slower than usual growth in capital. The Company and the Bank have capital well in excess of the regulatory definition of well-capitalized which management expects to remain at that level.

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
    The Company and the Bank devote significant resources to meeting the challenge of complying with all applicable laws and regulations. Management employs a qualified compliance officer and uses supplementary legal or compliance resources as needed. Additionally, compliance is subject to examination by federal and state bank regulators.

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
     None.

Item 2. Properties
     The Company has ten branch locations, all of which are owned by the Company or the Bank. The Bank leases the land on which the East Berlin branch is located. The locations are described as follows:
Office	Location	Square Footage
Main Office, Berlin	24 North Main Street, Berlin, Maryland 21811	24,229
East Berlin Office	10524 Old Ocean City Boulevard, Berlin, Maryland 21811	1,500
20th Street Office	100 20th Street, Ocean City, Maryland 21842	3,100
Ocean Pines Office	11103 Cathell Road, Berlin, Maryland 21811	2,420
Mid-Ocean City Office	9105 Coastal Highway, Ocean City, Maryland 21842	1,984
North Ocean City Office	14200 Coastal Highway, Ocean City, Maryland 21842	2,545
West Ocean City Office	9923 Golf Course Road, Ocean City, Maryland 21842	2,496
Pocomoke Office	2140 Old Snow Hill Road, Pocomoke, Maryland 21851	2,624
Snow Hill Office	108 West Market Street, Snow Hill, Maryland 21863	3,773
Ocean View, Delaware Office	50 Atlantic Avenue, Ocean View, Delaware 19970	4,900

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
    As of February 28, 2009 there were approximately 1,011 stockholders of record and 3,036,754 shares of Common Stock issued and outstanding. There is no established public trading market in the stock, and there is no likelihood that a trading market will develop in the near future. Transactions in the common stock are infrequent and are frequently negotiated privately between the persons involved in those transactions.
    All outstanding shares of common stock of the Company are entitled to share equally in dividends from funds legally available, when, as, and if declared by the Board of Directors. The Company paid or declared dividends of $2.15 per share in 2008, $.80 per share in 2007, and $.75 per share in 2006. Included in 2008 is a special cash dividend of $1.30 per share which is not expected to be an annual event.
    The following table presents information about the Company’s repurchase of its equity securities during the calendar quarter ended on the date of this Form 10-K.

	(a) Total Number of shares	(b) Average Price Paid per Share	(c ) Total Number of Shares Purchased as Part of a Publicly Announced Program	(d) Maximum Number of Shares that may yet be Purchased Under the Program
Period
October	2,590	$36.85	2,590	226,050
November	2,230	$36.75	2,230	223,820
December	2,073	$36.75	2,073	221,747
Totals	6,893	$36.79	6,893

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

Item 6. Selected Financial Data

    The following table presents selected financial data for the five years ended December 31, 2008.

	2008	2007	2006	2005	2004
	(Dollars in thousands, except for per share data)
At Year End
Total assets	$372,603	$369,146	$369,512	$391,054	$395,312
Total deposits	$292,459	$288,944	$290,325	$310,858	$319,772
Total loans, net of unearned income and
allowance for loan losses	$241,431	$238,076	$233,231	$206,421	$163,489
Total stockholders' equity	$72,283	$74,476	$71,381	$67,530	$67,909
Common shares issued and outstanding	3,048,397	3,102,510	3,149,356	3,187,556	3,208,478

For the Year
Average total assets	$366,900	$372,006	$377,211	$399,345	$396,695
Average stockholders' equity	$73,726	$72,569	$69,268	$69,138	$66,160
Net interest income	$15,978	$17,032	$16,963	$15,912	$13,698
Net income	$6,059	$7,297	$7,400	$6,798	$5,613
Cash dividend	$6,566	$2,485	$2,368	$6,694	$2,087

Per share data
Book value	$23.71	$24.01	$22.67	$21.19	$21.17
Net income	$1.97	$2.33	$2.33	$2.13	$1.74
Cash dividends declared	$2.15	$0.80	$0.75	$2.10	$0.65

Other ratios
Return on average assets	1.65%	1.96%	1.96%	1.70%	1.41%
Return on average equity	8.22%	10.05%	10.68%	9.83%	8.48%
Dividend payout ratio	109.14%	34.33%	32.19%	98.59%	37.36%
Average equity to average assets ratio	20.09%	19.51%	18.36%	17.31%	16.68%

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

Overview
    Consolidated income of the Company is derived primarily from operations of the Bank. Net income for 2008 was $6,059,217 compared to $7,296,587 for 2007, and $7,400,369 for 2006. The Company had a return on average equity of 8.22% and return on average assets of 1.65% for 2008, compared to returns on average equity of 10.05% and 10.68%, and returns on average assets of 1.96% and 1.96%, for 2007 and 2006, respectively.

Results of Operations
    The Company’s net income of $6,059,217, or $1.97 per share, for the year ended December 31, 2008, was a decrease of $1,237,370 (16.96%) from net income of 7,296,587, or $2.33 per share, for the year ended December 31, 2007. Contributing to this decrease was a $1,053,933 (6.19%) decrease in net interest income, a $617,526 increase in the provision for loan losses, a $390,177 (5.16%) increase in noninterest expense, offset by a $720,012 reduction in income tax expense. These factors are discussed further in the following pages.
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
    The Company’s net income of $1,087,939 or $.36 per share, for the quarter ended December 31, 2008, was a decrease of $563,477 (34.12%) from the net income of $1,651,416 or $.53 per share, for the quarter ended December 31, 2007. An increased provision for loan loss, the primary reason for the decrease, resulted from management’s assessment of the quality of the loan portfolio at the reporting date. See "Loan Quality and the Allowance for Loan Losses" for additional related disclosure and discussion.
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
    The key performance measure for net interest income is the "net margin on interest-earning assets," or net interest income divided by average interest-earning assets. The Company's net interest margin for 2008 on a non-GAAP tax-equivalent basis was 4.77%, compared to 5.07% and 5.00% for 2007 and 2006, respectively. Because most of the Bank’s loans are written with a demand feature, the income of the Bank should not change dramatically as interest rates change. Management of the Company expects to maintain the net margin on interest-earning assets. The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although such expectations are based on management's judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management's expectations cannot be assured.
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

	Average Balances, Interest, and Yields
	(Dollars stated in thousands)
	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2008			December 31, 2007			December 31, 2006
	Average			Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$ 36,328	$ 732	2.02%	$ 37,826	$ 1,919	5.07%	$ 22,547	$ 1,137	5.04%
Interest-bearing deposits	9,659	325	3.37%	3,494	168	4.82%	2,173	79	3.64%
Investment securities:
U. S. Treasury	44,359	1,902	4.29%	55,061	2,636	4.79%	71,441	2,614	3.66%
U. S. Government Agency	10,330	468	4.53%	6,568	310	4.73%	13,378	398	2.98%
State and municipal	1,359	65	4.82%	2,397	95	3.97%	7,443	219	2.94%
Other	1,934	109	5.64%	1,927	101	5.27%	1,900	102	5.37%
Total investment securities	57,982	2,544	4.39%	65,953	3,142	4.77%	94,162	3,333	3.54%
Loans:
Commercial	24,272	1,628	6.71%	23,812	1,691	7.10%	23,804	1,711	7.19%
Mortgage	212,104	14,917	7.03%	208,936	14,870	7.12%	200,588	14,020	6.99%
Consumer	2,497	206	8.23%	2,465	206	8.37%	2,491	206	8.27%
Total loans	238,873	16,751	7.01%	235,213	16,767	7.13%	226,883	15,937	7.02%
Allowance for loan losses	237			199			211
Total loans, net of allowance	238,636	16,751	7.02%	235,014	16,767	7.13%	226,672	15,937	7.03%
Total interest-earning assets	342,605	20,352	5.94%	342,287	21,996	6.43%	345,554	20,486	5.93%
Noninterest-bearing cash	10,906			16,179			17,694
Premises and equipment	6,391			6,548			6,605
Other assets	6,998			6,992			7,358
Total assets	$366,900			$372,006			$377,211
Interest-bearing deposits
NOW	$ 48,624	201	0.41%	$ 51,297	183	0.36%	$ 57,052	141	0.25%
Money market	32,070	305	0.95%	33,590	317	0.94%	41,810	335	0.80%
Savings	41,667	309	0.74%	44,137	327	0.74%	47,812	285	0.60%
Other time	90,596	3,149	3.48%	84,867	3,789	4.46%	68,359	2,414	3.53%
Total interest-bearing deposits	212,957	3,964	1.86%	213,891	4,616	2.16%	215,033	3,175	1.48%
Securities sold under agreements
to repurchase	4,792	53	1.11%	4,248	29	0.69%	5,878	40	0.68%
Borrowed funds	85	5	6.14%	109	7	6.10%	145	8	5.52%
Total interest-bearing liabilities	217,834	4,022	1.85%	218,248	4,652	2.13%	221,056	3,223	1.46%
Noninterest-bearing deposits	74,262	-		79,807	-		84,380	-
	292,096	4,022	1.38%	298,055	4,652	1.56%	305,436	3,223	1.06%
Other liabilities	1,078			1,382			2,507
Stockholders' equity	73,726			72,569			69,268
Total liabilities and
stockholders' equity	$366,900			$372,006			$377,211
Net interest spread			4.09%			4.30%			4.47%
Net interest income		$ 16,330			$ 17,344			$ 17,263
Net margin on interest-earning assets			4.77%			5.07%			5.00%

Tax equivalent adjustment included in:
Investment income		$ 183			$ 191			$ 231
Loan income		$ 169			$ 121			$ 69

	Average Balances, Interest, and Yields
	(Dollars stated in thousands)
	For the Year Ended			For the Year Ended
	December 31, 2005			December 31, 2004
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$ 34,233	$ 1,078	3.15%	$ 41,762	$ 547	1.31%
Interest-bearing deposits	2,175	56	2.55%	2,201	48	2.16%
Investment securities:
U. S. Treasury	105,456	2,881	2.73%	116,537	2,442	2.10%
U. S. Government Agency	19,666	525	2.67%	18,844	503	2.67%
State and municipal	16,618	388	2.33%	19,004	407	2.14%
Other	1,882	90	4.79%	1,786	79	4.43%
Total investment securities	143,622	3,884	2.70%	156,171	3,431	2.20%
Loans:
Commercial	19,134	1,322	6.91%	15,243	1,053	6.91%
Mortgage	165,415	11,485	6.94%	146,121	10,289	7.04%
Consumer	2,083	178	8.56%	2,305	201	8.73%
Total loans	186,632	12,985	6.96%	163,669	11,543	7.05%
Allowance for loan losses	214			209
Total loans, net of allowance	186,418	12,985	6.97%	163,460	11,543	7.06%
Total interest-earning assets	366,448	18,003	4.91%	363,594	15,569	4.28%
Noninterest-bearing cash	19,946			19,705
Premises and equipment	6,757			6,968
Other assets	6,194			6,428
Total assets	$399,345			$396,695
Interest-bearing deposits
Savings and NOW	$122,440	319	0.26%	$117,733	310	0.26%
Money market	50,537	218	0.43%	49,733	198	0.40%
Other time	63,710	1,202	1.89%	72,621	1,028	1.42%
Total interest-bearing deposits	236,687	1,739	0.73%	240,087	1,536	0.64%
Securities sold under agreements
to repurchase	6,325	22	0.35%	5,021	8	0.16%
Borrowed funds	151	9	6.17%	171	10	6.06%
Total interest-bearing liabilities	243,163	1,770	0.73%	245,279	1,554	0.63%
Noninterest-bearing deposits	85,526	-		83,498	-
	328,689	1,770	0.54%	328,777	1,554	0.47%
Other liabilities	1,518			1,758
Stockholders' equity	69,138			66,160
Total liabilities and
stockholders' equity	$399,345			$396,695
Net interest spread			4.18%			3.65%
Net interest income		$ 16,233			$ 14,015
Net margin on interest-earning assets			4.43%			3.85%

Tax equivalent adjustment included in:
Investment income		$ 294			$ 286
Loan income		$ 27			$ 31

Analysis of Changes in Net Interest Income
(Dollars stated in thousands)
	Year ended December 31,			Year ended December 31,
	2008 compared with 2007			2007 compared with 2006
	variance due to			variance due to
	Total	Rate	Volume	Total	Rate	Volume
Interest-earning assets
Federal funds sold	(1,187)	(1,111)	(76)	782	12	770
Interest-bearing deposits	157	(140)	297	89	41	48
Investment securities:
U. S. Treasury	(734)	(222)	(512)	22	621	(599)
U. S. Government Agency	158	(20)	178	(88)	115	(203)
State and municipals	(30)	11	(41)	(124)	25	(149)
Other	8	8	-	(1)	(2)	1
Loans:
Commercial	(63)	(96)	33	(20)	(21)	1
Mortgage	47	(178)	225	850	267	583
Consumer	-	(3)	3	-	2	(2)
Total interest revenue	1,644)	(1,751)	107	1,510	1,060	450
Interest-bearing liabilities
NOW	18	28	(10)	42	56	(14)
Money market	(12)	2	(14)	(18)	48	(66)
Savings	(18)	-	(18)	42	64	(22)
Other time deposits	(640)	(896)	256	1,375	792	583
Other borrowed funds	22	19	3	(12)	-	(12)
Total interest expense	(630)	(847)	217	1,429	960	469
Net interest income	(1,014)	(904)	(110)	81	100	(19)

In the preceding table, the variance that is both rate and volume related is reported with the rate variance.

Composition of Loan Portfolio
    Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $238,636,000, $235,014,000, and $226,672,000, during 2008, 2007, and 2006, respectively, which constituted 69.65%, 68.66%, and 65.60%, of average interest-earning assets for the periods. The Company’s ratio of net loans to deposits was 82.55%, 82.40%, and 80.33%, at December 31, 2008, 2007, and 2006, respectively. Average net loans to average deposits were 83.09%, 80.02%, and 75.71% for 2008, 2007, and 2006. The slight increase in the loan to deposit ratio from 2007 to 2008 is attributable to 1.54% growth in the average loan portfolio accompanied by a 2.21% reduction in average deposits during 2008. The increase in the loan to deposit ratio from 2006 to 2007 is attributable to 3.68% growth in the average loan portfolio accompanied by a 1.91% reduction in average deposits during 2007.
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
    Throughout 2007 and 2008, general economic conditions have caused a widespread decline in real estate values and an increase in time to market many properties. The Bank’s conservative underwriting practices have somewhat insulated it from the adverse portfolio effects that are currently receiving public attention. Further, management monitors fluctuations in the value of real estate held as collateral and, if deemed necessary, obtains additional collateral to limit the Bank’s loss exposure. As economic conditions continued to deteriorate through 2008, the adverse effects on many of the Bank’s customers have become apparent in increased loan delinquencies. The Bank has experienced higher than usual losses and nonaccrual classifications of loans during 2008 and expects this trend to continue through 2009.
    The following table sets forth the composition of the Company's loan portfolio for each of the five most recent year ends.

Composition of the Loan Portfolio Stated in Dollars and Percentages
	2008	2007	2006	2005	2004
Real estate mortgages
Construction, land development,
and land	$ 30,330,261	$ 38,230,033	$ 37,331,256	$ 23,430,345	$ 14,304,860
Residential 1 to 4 family	95,203,258	87,327,448	88,599,071	81,327,154	74,211,899
Second mortgages	2,952,418	3,287,734	2,395,178	2,094,749	1,900,559
Commercial properties	89,302,549	84,568,665	79,484,039	76,103,526	57,252,929
Commercial	21,990,067	22,283,007	23,264,997	21,461,593	14,007,430
Consumer	2,359,513	2,574,916	2,352,660	2,215,299	2,010,406
Total loans	242,138,066	238,271,803	233,427,201	206,632,666	163,688,083
Less allowance for loan losses	707,152	195,525	196,083	211,374	198,591
Loans, net	$ 241,430,914	$ 238,076,278	$ 233,231,118	$ 206,421,292	$ 163,489,492

Real estate mortgages
Construction, land development,
and land	12.53%	16.04%	15.99%	11.34%	8.74%
Residential 1 to 4 family	39.32%	36.66%	37.95%	39.36%	45.33%
Second mortgages	1.22%	1.38%	1.03%	1.01%	1.16%
Commercial properties	36.88%	35.49%	34.05%	36.83%	34.98%
Commercial	9.08%	9.35%	9.97%	10.39%	8.56%
Consumer	0.97%	1.08%	1.01%	1.07%	1.23%
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

    The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company's loan portfolio as of December 31, 2008.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates
December 31, 2008
		Over one
	One year	through	Over five
	or less	five years	years	Total
Real estate mortgages
Construction, land development,
and land	$ 30,274,660	$ 55,601	$ -	$ 30,330,261
Residential 1 to 4 family	94,985,833	47,192	170,233	95,203,258
Second mortgages	2,952,418			2,952,418
Commercial properties	89,008,680	61,297	232,572	89,302,549
Commercial	19,581,492	1,435,082	973,493	21,990,067
Consumer	1,192,137	1,009,029	158,347	2,359,513
	$ 237,995,220	$ 2,608,201	$ 1,534,645	$ 242,138,066

Fixed interest rate	$ 1,967,273	$ 2,608,201	$ 1,534,645	$ 6,110,119
Variable interest rate (or demand)	236,027,947	-	-	236,027,947
Total	$ 237,995,220	$ 2,608,201	$ 1,534,645	$ 242,138,066

    As of December 31, 2008, $236,027,947 or 97.48%, of the total loans were either variable rate loans or loans written on demand.

    The Company has the following commitments, lines of credit, and letters of credit outstanding as of December 31, 2008, 2007, and 2006, respectively.

	2008	2007	2006
Construction and land development loans	$ 15,218,812	$ 12,582,162	$ 18,866,083
Other loan commitments	22,245,089	20,941,323	21,557,185
Standby letters of credit	1,921,878	1,582,050	1,682,942
Total	$ 39,385,779	$ 35,105,535	$ 42,106,210

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

    The Company evaluates loan portfolio risk for the purpose of establishing an adequate allowance for loan losses. In determining an adequate level for the formula-based portion of the ALLL, management considers historical loss experience for major types of loans. Homogenous categories of loans are evaluated based on loss experience in the most recent five years, applied to the current portfolio. This formulation gives weight to portfolio size and loss experience for categories of real-estate secured loans (i.e. real estate – construction and real estate – mortgage), other loans to commercial borrowers, and other consumer loans. However, historical data may not be an accurate predictor of loss potential in the current loan portfolio. Management also evaluates trends in delinquencies, the composition of the portfolio, concentrations of credit, and changes in lending products, processes, or staffing. Management further considers external factors such as the interest rate environment, competition, current local and national economic trends, and the results of recent independent reviews by auditors and banking regulators. The ongoing protracted slow-down in the real-estate market has affected both the price and time to market residential and commercial properties. Management closely monitors such trends and the potential effect on the Company. The impact of the current adverse economic conditions is reflected in increases to both the provision for loan loss and the ALLL during 2008.
    Management has also adopted a risk rating system which gives weight to collateral status (secured vs. unsecured), and to the absence or improper execution of critical contract or collateral documents. Unsecured loans and those loans with critical documentation exceptions, as defined by management, are considered to have greater loss exposure. Management incorporates these factors in the formula-based portion of the ALLL. Additionally, consideration is given to those segments of the loan portfolio which management deems to pose the greatest likelihood of loss. In an economic downturn, such as the region has experienced in late 2007 and throughout 2008, management believes the Bank’s greatest likelihood of loss is in unsecured loans - commercial and consumer, and in secured consumer loans. Reserves for these segments of the portfolio are included in the formula-based portion of the ALLL at December 31, 2008. As the real estate market continues to languish, management continually evaluates the adequacy of collateral on loans where is appears the borrower is having difficulty servicing their debt. The Bank expects to initiate foreclosure proceedings on some mortgages during 2009. Foreclosure may result in loan losses, costs to hold real estate acquired in foreclosure, and losses on the sale of real estate acquired in foreclosure. Management is unable to estimate the financial consequence of future foreclosure activity.
    In determining an adequate level for the specific reserve portion of the ALLL, management reviews the current portfolio giving consideration to problem loans. The allowance may include reserves for specific loans identified as impaired during management's loan review or the Company’s independent loan review or internal audit functions. For significant problem loans, management's review consists of evaluation of the financial strengths of the borrowers and guarantors, the related collateral, and the effects of economic conditions. Amounts of nonaccruing loans and loans past due 90 days or more and still accruing have increased from December 31, 2007 to 2008. Management prepares a Watch List of troubled loans for review by the Board of Directors at their monthly meeting.
    The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The allowance is increased by current period provisions and by recoveries of amounts previously charged-off. The allowance is decreased when loans are charged-off as losses, which occurs when they are deemed to be uncollectible. Adjustments are made to bring the balance in the allowance to the level established by application of management’s allowance methodology, and may result in an increase or decrease to expense. A provision for loan losses of $617,526 was recorded in 2008. No provision for loan losses was made in 2007, 2006, 2005, or 2004.
    Management considers the December 31, 2008 allowance appropriate and adequate to absorb identified and inherent losses in the loan portfolio. As of December 31, 2008, management has identified one loan with balance of $23,579 which is anticipated to be charged-off within the next 12 months. Management has provided for this loss in the ALLL. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required.
    The following is a schedule of transactions in the allowance for loan losses for each of the five most recent years ended December 31. The Bank experienced net recoveries in 2005 and net charge-offs in the other four years presented. Management does not detect any meaningful trend in the year-to-year relationship of net recoveries to net charge-offs from 2004 through 2007. Rather, these are natural swings of activity in a loan portfolio that has historically experienced minimal losses. The increased losses in 2008 and the increase in the level of the ALLL as a percentage of the gross loan portfolio, reflect the impact, on the Bank’s borrowers, of local, regional, national and global economies troubled by job losses, higher energy prices, lower real estate values, and a generally recognized period of economic recession.

Allowance for Loan Losses
	2008	2007	2006	2005	2004
Balance at beginning of year	$ 195,525	$ 196,083	$ 211,374	$ 198,591	$ 207,942
Loans charged-off:
Real estate - construction and land	-	-	-	-	-
Real estate - mortgage	-	-	-	-	-
Commercial	76,383	-	5,357	-	-
Consumer	34,532	6,263	10,029	8,131	13,874
Total loan losses	110,915	6,263	15,386	8,131	13,874
Recoveries on loans previously charged off:
Real estate - construction and land	-	-	-	-	-
Real estate - mortgage	-	-	-	15,263	-
Commercial	3,785	-	-	-	2,577
Consumer	1,231	5,705	95	5,651	1,946
Total loan recoveries	5,016	5,705	95	20,914	4,523

Net loan charge-offs (recoveries)	105,899	558	15,291	(12,783)	9,351
Provision for loan losses charged to expense	617,526	-	-	-	-
Balance at end of year	$ 707,152	$ 195,525	$ 196,083	$ 211,374	$ 198,591

Allowance for loan losses to loans
outstanding at end of year	0.29%	0.08%	0.08%	0.10%	0.12%

Net charge-offs to average gross loans	0.04%	0.00%	0.01%	-0.01%	0.01%

    The following table details the allocation of the allowance for loan losses to major categories of loans and the percentage of loans in each category relative to total loans at the five most recent year-ends. The loan portfolio is divided into homogeneous categories of loans for the purpose of calculating formula-based reserves. The categories of real estate – construction and real estate – mortgage loans share similar risks of potential collateral deterioration or devaluation. However, these loans tend to be more adequately secured than those commercial and consumer loans that are not real estate secured. The Bank has not incurred a mortgage loan loss since 1997, and therefore no reserves were allocated to the real estate – construction or real estate – mortgage portions of the loan portfolio in determining the ALLL for 2007, 2006, 2005 or 2004. In 2008, reserves of $475,098 have been provided related to impaired real estate loans. Non-real estate secured loans, commercial and consumer, pose a greater risk of loss due to erosion of the borrower’s ability to repay the loan in a timely manner. Collateral on these loans is generally, although not always, less reliable than real estate as a source of recovery if default occurs. The Bank’s loan losses in the five years ended December 31, 2008, have been consumer and commercial loans which were unsecured or secured with collateral other than real estate.

Allocation of Allowance for Loan Losses
	December 31, 2008		December 31, 2007		December 31, 2006
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Real estate - construction and land
Formula-based	$ -		$ -		$ -
Specific reserves	370,000		-		-
Total real estate -
construction and land	370,000	12.53%	-	16.04%	-	15.99%
Real estate - mortgage
Formula-based	125		-		-
Specific reserves	104,973		-		-
Total real estate - mortgage	105,098	77.42%	-	73.53%	-	73.03%
Commercial
Formula-based	73,694		34,952		10,556
Specific reserves	128,521		109,200		-
Total commercial	202,215	9.08%	144,152	9.35%	10,556	9.97%
Consumer
Formula-based	27,929		21,636		24,347
Specific reserves	1,910		29,314		-
Total consumer	29,839	0.97	50,950	1.08	24,347	1.01
Subtotal	707,152	100.00%	195,102	100.00%	34,903	100.00%
Unallocated	-		423		161,180
Total	$ 707,152		$ 195,525		$ 196,083

	December 31, 2005		December 31, 2004
	Amount	% of Loans	Amount	% of Loans
Real estate - construction and land
Total real estate -
construction and land	$ -	11.34	$ -	8.74
Real estate - mortgage
Total real estate - mortgage	-	77.20	-	81.47
Commercial
Formula-based	9,738		47,218
Specific reserves	-		-
Total commercial	9,738	10.39%	47,218	8.56%
Consumer
Formula-based	22,926		20,805
Specific reserves	-		-
Total consumer	22,926	1.07	20,805	1.23
Subtotal	32,664	100.00%	68,023	100.00%
Unallocated	178,710		130,568
Total	$ 211,374		$ 198,591

    Unallocated reserves are not associated with a specific portfolio segment or a specific loan, but may be appropriate if properly supported and in accordance with GAAP. Because no portion of the ALLL is calculated on a total loan portfolio basis, management anticipates having low levels of unallocated reserves in future periods. The unallocated portion in the preceding table appears higher in years prior to 2007, the year in which management adopted a revised methodology. Management believes that the ALLL reflected in this table for years prior to 2007 does not materially differ from the balance that would have been calculated at each of those year-ends had current methodology been applied then.

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
    Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans. Nonperforming assets are comprised of nonperforming loans combined with real estate acquired in foreclosure and held for sale. There were no nonperforming assets other than nonperforming loans as of December 31, 2008, 2007, 2006, 2005, or 2004, as shown in the following table.

	2008	2007	2006	2005	2004
Loans 90 days or more past due and still accruing	$ 4,647,792	$ 9,100	$ 239,620	$ 131,717	$ 391,676
Nonaccruing loans	199,724	40,916	-	-	-
Total nonperforming loans	$ 4,847,516	$ 50,016	$ 239,620	$ 131,717	$ 391,676

Interest not accrued on nonaccruing loans	$ 6,797	$ 1,509	$ -	$ -	$ -
Interest included in net income on
nonaccruing loans	$ -	$ -	$ -	$ -	$ -

    Included in amounts past due 90 days or more and still accruing at December 31, 2008, is a loan with a principal balance of $4,500,000. The Bank has been notified that there is a lien on the property securing this loan that is superior to the Bank’s liens. The Bank was not aware of the lien at the time the loan was originated, and the Bank’s settlement agent did not discover the lien during the title examination process. The Bank has filed a claim with the title company that has insured its liens. The Bank believes the title company will indemnify the Bank for any losses resulting from the superior lien, although there is no guarantee that this will be the case. The Bank will review the accrual status of this loan as it learns more information regarding its claim. As of December 31, 2008, there is $86,103 of accrued interest on this loan that was included in interest income in 2008.
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
    The following table sets forth principal balances of impaired loans and the related valuation allowances as of December 31, 2008. Included in principal balances of impaired loans as of December 31, 2008 and 2007, was $419,770 and $436,802 which was guaranteed by a government agency. Management had identified no impaired loans as of December 31, 2006, 2005, or 2004.

	2008	2007
Impaired loans with valuation allowances,
including nonaccruing loans	$ 4,328,618	$ 595,774
Valuation allowances on impaired loans	$ 605,405	$ 138,514

Impaired loans with no valuation allowances	$ 4,559,582	$ -

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
    Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) were 40.00% of average deposits for 2008, compared to 42.03% and 45.61% for 2007 and 2006, respectively.
    Average net loans to average deposits were 83.09%, 80.02%, and 75.71% for 2008, 2007, and 2006. The increase in the loan to deposit ratio from 2007 to 2008 is attributable to 1.54% growth in the average loan portfolio accompanied by a 2.21% reduction in average deposits during 2008. Funding for loan growth in 2008 was provided by reduction of noninterest-bearing cash. This shift has a positive effect on earnings. The increase in the loan to deposit ratio from 2006 to 2007 is attributable to 3.68% growth in the average loan portfolio accompanied by a 1.91% reduction in average deposits during 2007. The increase in loans does not negatively impact the Company’s ability to meet liquidity demands.
    As of December 31, 2008, $30,967,770 (49.35%) of total debt securities mature in one year or less, of which, $17,201,296 are classified as "available-for-sale." Federal funds sold provide additional liquidity. Other sources of liquidity include letters of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks. The total lines and letters of credit available from correspondent banks were $27,000,000 as of December 31, 2008, and $21,000,000 as of December 31, 2007 and 2006.
    The following table shows a distribution of investment securities by their contractual maturities and their yields for the various maturity timeframes. In this schedule, investment securities classified as available for sale are presented at fair value and investments classified as held to maturity are presented at amortized cost.

Investment Securities Maturity Distribution and Yields
	December 31, 2008		December 31, 2007		December 31, 2006
	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Treasury
One year or less	$ 28,997,415	3.03%	$ 32,430,184	4.51%	$ 37,408,625	4.04%
Over one through five years	22,278,930	3.30%	19,979,251	4.60%	18,479,455	4.69%
Over ten years	2,961,875	7.28%	2,567,812	7.28%	2,524,375	7.28%
Total U.S. Treasury securities	54,238,220	3.37%	54,977,247	4.67%	58,412,455	4.38%

U.S. Government Agencies
One year or less	1,000,000	3.00%	-	0.00%	8,749,280	3.11%
Over one through five years	5,999,443	3.13%	10,000,000	5.07%	-	-
Total U. S. Government Agencies	6,999,443	3.11%	10,000,000	5.07%	8,749,280	3.11%

State, county, and municipal
One year or less	970,355	2.71%	960,132	2.76%	2,788,056	2.43%
Over one through five years	537,026	3.34%	647,294	3.68%	1,062,744	2.82%
Total state, county, and municipal	1,507,381	2.93%	1,607,426	3.13%	3,850,800	2.54%

Total debt securities
One year or less	30,967,770	3.02%	33,390,316	4.46%	48,945,961	3.78%
Over one through five years	28,815,399	3.27%	30,626,545	4.73%	19,542,199	4.59%
Over ten years	2,961,875	7.28%	2,567,812	7.28%	2,524,375	7.28%
Total debt securities	62,745,044	3.33%	66,584,673	4.69%	71,012,535	4.13%

Equity securities	3,852,024	3.87%	4,177,279	3.64%	4,113,288	3.72%

Total securities	$ 66,597,068	3.36%	$ 70,761,952	4.63%	$ 75,125,823	4.11%

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
    As of December 31, 2008, the Company was cumulatively asset-sensitive for all time horizons. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Interest Sensitivity Analysis

December 31, 2008
		After three
	Within	but within	After one
	three	twelve	but within	After
	months	months	five years	five years	Total
Assets
Earning assets
Federal funds sold	$ 26,460,842	$ -	$ -	$ -	$ 26,460,842
Interest-bearing deposits	12,840,039	2,125,000	552,076	-	15,517,115
Investment debt securities	13,999,913	16,967,857	28,815,399	2,961,875	62,745,044
Loans	236,376,775	1,618,444	2,608,202	1,534,645	242,138,066
Total earning assets	$ 289,677,569	$ 20,711,301	$ 31,975,677	$ 4,496,520	$ 346,861,067

Liabilities
Interest-bearing deposits
NOW	$ 48,043,193	$ -	$ -	$ -	$ 48,043,193
Money market	32,039,678	-	-	-	32,039,678
Savings	43,064,214	-	-	-	43,064,214
Certificates $100,000 and over	17,948,047	16,465,925	2,961,244	-	37,375,216
Certificates under $100,000	29,077,215	25,063,184	7,144,481	-	61,284,880
Securities sold under agreements					-
to repurchase	5,742,765	-	-	-	5,742,765
Note payable	6,239	19,288	48,519	-	74,046
Total interest-bearing liabilities	$ 175,921,351	$ 41,548,397	$ 10,154,244	$ -	$ 227,623,992

Period gap	$ 113,756,218	$ (20,837,096)	$ 21,821,433	$ 4,496,520	$ 119,237,075
Cumulative gap	$ 113,756,218	$ 92,919,122	$ 114,740,555	$ 119,237,075
Ratio of cumulative gap to
total earning assets	32.80%	26.79%	33.08%	34.38%

Deposits and Other Interest-Bearing Liabilities

    Average interest-bearing liabilities decreased $414,000 (0.19%) from $218,248,000 in 2007, to $217,834,000 in 2008. Average interest-bearing deposits decreased $934,000 (0.44%) from $213,891,000 in 2007 to $212,957,000 in 2008, while average noninterest-bearing demand deposits decreased $5,545,000 (6.95%) from $79,807,000 in 2007 to $74,262,000 in 2008. At December 31, 2008, total deposits were $292,459,213, compared to $288,943,547 at December 31, 2007, an increase of 1.22%. While annual average deposits were lower in 2008 than in 2007, the Bank experienced an increase in deposits during the last quarter of the year. Based in a summer resort area, it is atypical for the Bank’s deposits to increase in the fourth quarter of the year. Management attributes the deposit influx to a flight of investors from the troubled stock market to the safety of insured bank deposits.

    Average interest-bearing liabilities decreased $2,808,000 (1.27%) to $218,248,000 in 2007, from $221,056,000 in 2006. Average interest-bearing deposits decreased $1,142,000 (.53%) to $213,891,000 in 2007 from $215,033,000 in 2006, while average noninterest-bearing demand deposits decreased $4,573,000 (5.42%) to $79,807,000 in 2007 from $84,380,000 in 2006. At December 31, 2007, total deposits were $288,943,547, compared to $290,324,760 at December 31, 2006, a decrease of .48%. Deposit balances were stable in 2007 with only modest balance reductions relative to the previous year. During 2007, non-deposit investment products became less attractive as the stock market experienced a downturn. Competition for deposits continued although banks began to lower the high rates on time deposits that were offered in 2006.
    The following table sets forth the deposits of the Company by category as of December 31, 2008, 2007, and 2006, respectively.

	December 31,
	2008		2007		2006
		Percent of		Percent of		Percent of
	Amount	deposits	Amount	deposits	Amount	deposits

Non-interest bearing	$ 70,652,032	24.15%	$ 73,357,578	25.38%	$ 79,625,853	27.43%
NOW	48,043,193	16.43%	51,218,087	17.73%	54,458,814	18.76%
Money market	32,039,678	10.96%	31,719,473	10.98%	36,413,676	12.54%
Savings	43,064,214	14.72%	41,698,409	14.43%	45,844,558	15.79%
Time deposits less than $100,000	61,284,880	20.96%	55,089,053	19.07%	46,020,077	15.85%
Core deposits	255,083,997		253,082,600		262,362,978
Time deposits of $100,000 or more	37,375,216	12.78%	35,860,947	12.41%	27,961,782	9.63%
Total deposits	$ 292,459,213	100.00%	$ 288,943,547	100.00%	$ 290,324,760	100.00%

    Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits increased $2,001,397 during 2008 following core deposit decreases of $9,280,378 during 2007, and $30,616,403 during 2006. During 2005 and 2006, management believes that market conditions lead to a reversal of some of the deposit influx that occurred in 2001 through 2004 as funds migrated from the stock market into insured deposits. During 2007, deposits continued to shift from more liquid demand and savings products to higher rate time deposits. This shift continued through 2008, as investors again fled the stock market and sought to preserve their invested funds in insured bank deposits.

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
    The maturity distribution of the Company's time deposits of $100,000 or more at December 31, 2008, is shown in the following table.
Maturities of Certificates of Deposit of $100,000 or More
December 31, 2008
After six
		After three	through
	Within three	through	twelve	After twelve
	months	six months	months	months	Total

Time deposits of $100,000 or more	$ 17,948,047	$ 6,444,091	$ 10,021,834	$ 2,961,244	$ 37,375,216

    Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets using large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, the Company does not accept brokered deposits under these conditions. Since 2007, the Bank has been a member of the Certificate of Deposit Account Registry Service (CDARS). This service allows the Bank to offer depositors up to $50 million in FDIC insurance through a network of member banks. While CDARS deposits are considered to be brokered deposits for regulatory reporting, they are not considered volatile as they typically remain in the program until maturity. Included in time deposits less than $100,000 at December 31, 2008, are balances of $2,625,410 issued to customers of other CDARS member banks under the reciprocal program.

Noninterest revenue
     Noninterest revenue for 2008 increased $104,254 (5.39%) from the previous year. Service charges on deposit accounts increased by $70,427 (6.89%) due to a mid-year increase in the fee for items presented against insufficient funds, coupled with reductions in fee waivers. ATM and debit card revenue increased $13,713 (2.71%) due to increased card usage. Miscellaneous revenues exceed the previous year by $16,585 (7.72%) which includes an increase of $8,651 (35.98%) in wire transfer fees.
    Noninterest revenue for 2007 decreased $15,808 (.81%) from the previous year. Service charges on deposit accounts dropped by $96,686 (8.64%) due to reduced volume of fees for items presented against insufficient funds and overdrafts. ATM and debit card revenue increased $56,944 (12.70%) due to increased card usage. Cash surrender value of bank owned life insurance increased $27,996 (17.23%).
    The following table presents the principal components of noninterest revenue for the years ended December 31, 2008, 2007, and 2006, respectively.
Noninterest revenue
	2008	2007	2006
Service charges on deposit accounts	$ 1,092,899	$ 1,022,472	$ 1,119,158
ATM and debit card revenue	518,859	505,146	448,202
Increase in cash surrender value of
bank owned life insurance	194,040	190,511	162,515
Miscellaneous revenue	231,392	214,807	218,869
Total noninterest revenue	$ 2,037,190	$ 1,932,936	$ 1,948,744

Noninterest revenue as a percentage
of average total assets	0.56%	0.52%	0.52%

Noninterest Expense
    Noninterest expense increased $390,177 (5.16%) from 2007 to 2008. Increased personnel costs of $137,791(3.04%) are attributable to salary increases and related payroll taxes. Occupancy expense increased $53,513 (7.64%), including a $28,404 (20.17%) increase in utilities and a $26,000 (16.36%) increase in real estate taxes. Other operating expense increased $197,896 (10.61%). Significant variances occurred in several areas. Advertising increased $33,489 (18.86%) as the Bank conveyed to the public through the media its safety and soundness in a time of economic turmoil. Expense related to ATM and debit card activities increased $32,258 (11.84%) due to a growing volume of card transactions and the addition of a fraud monitoring system implemented in mid-2008. Annual maintenance contracts for computer software systems increased $20,139 (15.74%) as the Bank offered more products to customers and continued with an equipment replacement program designed to support increasing demands on our processing systems. Correspondent bank fees are up $42,498 (233.92%) due to carrying lower balances at Federal Reserve which results in lower earnings credits. Courier service declined by $23,818 (40.65%) as a result of the conversion in May 2007, to branch-based electronic image capture. Professional fees increased $34,442 (72.96%) as the Bank engaged legal representation for loan collection and to assist with Securities and Exchange Commission compliance.
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
    The following table presents the principal components of noninterest expense for the years ended December 31, 2008, 2007, and 2006, respectively.

Noninterest expense
	2008	2007	2006
Salaries and employee benefits	$ 4,670,951	$ 4,533,160	$ 4,257,185
Occupancy expense	753,605	700,092	709,619
Furniture and equipment expense	464,559	463,582	478,551
Advertising	211,056	177,567	166,441
Armored car service	66,003	64,710	52,513
ATM and debit card	304,737	272,479	234,409
Business and product development	78,757	78,703	79,623
Computer software amortization	78,364	79,768	111,765
Computer software maintenance	148,098	127,959	111,777
Correspondent bank fees	60,666	18,168	19,195
Courier service	34,776	58,594	108,961
Deposit insurance	43,186	33,831	36,275
Director fees	151,900	149,400	140,200
Dues, donations, and subscriptions	84,872	85,179	88,255
Liability insurance	29,358	36,294	39,402
Postage	165,249	161,595	149,262
Professional fees	81,648	47,206	41,337
Stationery and supplies	95,945	95,854	123,652
Telephone	159,065	152,855	170,960
Miscellaneous	269,473	225,095	235,305
Total noninterest expense	$ 7,952,268	$ 7,562,091	$ 7,354,687

Noninterest expense as a percentage of
average total assets	2.17%	2.03%	1.95%

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
    At December 31, 2008, 2007, and 2006, the Company and the Bank were well-capitalized, exceeding all minimum requirements, as set forth in the following table.

		Analysis of Capital
	Consolidated		To be well	Required
	Company	Bank	capitalized	minimums
2008
Total risk-based capital ratio	32.5%	30.8%	10.0%	8.0%
Tier 1 risk-based capital ratio	31.8%	30.4%	6.0%	4.0%
Tier 1 leverage ratio	18.7%	17.8%	5.0%	4.0%

2007
Total risk-based capital ratio	33.7%	32.0%	10.0%	8.0%
Tier 1 risk-based capital ratio	33.1%	31.9%	6.0%	4.0%
Tier 1 leverage ratio	19.5%	18.6%	5.0%	4.0%

2006 Restated
Total risk-based capital ratio	33.4%	31.7%	10.0%	8.0%
Tier 1 risk-based capital ratio	32.8%	31.6%	6.0%	4.0%
Tier 1 leverage ratio	18.6%	17.8%	5.0%	4.0%

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

Accounting Rule Changes
     The following accounting pronouncements have been approved by the Financial Accounting Standards Board but have not become effective as of December 31, 2008. These pronouncements would apply to the Company if the Company or the Bank entered into an applicable activity.
    In December 2007, the FASB issued SFAS 141, Revised 2007 (SFAS 141R), Business Combinations. SFAS 141R's objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008. The Company does not expect the implementation of SFAS 141R to have a material impact on its consolidated financial statements.
    FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  Management does not expect SFAS No. 160 to have a material impact on the Company’s consolidated financial statements.
    FASB Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 expands disclosure requirements to provide greater transparency about how and why an entity uses derivative instruments, and the accounting for those instruments and related hedge items. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.   Management does not expect SFAS No. 161 to have a material impact on the Company’s consolidated financial statements.

    In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The implementation of SFAS 162 did not have a material impact on its consolidated financial statements.
    FASB Statement No. 163, Accounting for Financial Guarantee Insurance Contracts an interpretation of FASB Statement No. 60 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management does not expect SFAS No. 160 to have a material impact on the Company’s consolidated financial statements.
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

Item 8. Financial Statements and Supplementary Data

    In response to this Item, the information included on pages 1 through 22 of the Company's Annual Report to Stockholders for the year ended December 31, 2008, is incorporated herein by reference.

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
    The Company’s management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008. Based on that evaluation, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

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
    The Company assessed its internal control system as of December 31, 2008 in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company believes that, as of December 31, 2008, its system of internal control over financial reporting met those criteria.

                                                                                                    CALVIN B. TAYLOR BANKSHARES, INC.
                                                                                                    (Registrant)

Date: March 11, 2009                                                               By: /s/ Raymond M. Thompson
                                                                                                                Chief Executive Officer

Date: March 11, 2009                                                               By: /s/ Jennifer G. Hawkins
                                                                                                                Treasurer / Principal Financial Officer

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Calvin B. Taylor Bankshares, Inc.
Berlin, Maryland

    We have audited Calvin B. Taylor Bankshares, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the Company’s internal control over financial reporting based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

    In our opinion, Calvin B. Taylor Bankshares, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America, the balance sheets and the related statements of income, changes in stockholders’ equity and cash flows of Calvin B. Taylor Bankshares, Inc. and Subsidiary, and our report dated March 11, 2009, expressed an unqualified opinion.

/s/ Rowles & Company, LLP

Baltimore, Maryland
March 11, 2009

Changes in Internal Controls

    During the quarter ended on the date of this report, there were no significant changes in the Company’s internal controls over financial reporting that have had or are reasonably likely to have a material affect on the Company’s internal control over financial reporting. As of December 31, 2008, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s internal controls over financial reporting are effective.

Audit Committee and Financial Expert

    The Board of Directors has adopted a written Audit Policy, which serves as a charter for the Audit Committee. The Audit Committee is comprised of seven independent directors, including Chairman James R. Bergey, Jr. who serves as the financial expert. The Audit Committee is scheduled to meet quarterly and held four meetings in 2008.

PART III

Item 10. Directors and Executive Officers of the Registrant

    The information required by this item is included in the Company's Proxy Statement to be filed in connection with the 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11. Executive Compensation

    The information required by this item is included in the Company's Proxy Statement to be filed in connection with the 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information required by this item is included in the Company's Proxy Statement to be filed in connection with the 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

    The information required by this item is included in the Company's Proxy Statement to be filed in connection with the 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

    The information required by this item is included in the Company's Proxy Statement to be filed in connection with the 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits
 (a)(1), (2) Annual Report to Stockholders for the year ended December 31, 2008
3.1 Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of Registration Statement Form S-4, File No. 33-99762.
3.2 Bylaws of the Company, incorporated by reference to Exhibit 3.2 of Registration Statement Form S-4, File No. 33-99762.

.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                    CALVIN B. TAYLOR BANKSHARES, INC.
                                                                                                    (Registrant)

Date: March 11, 2009                                                               By: /s/ Raymond M. Thompson
                                                                                                                Chief Executive Officer

Date: March 11, 2009                                                               By: /s/ Jennifer G. Hawkins
                                                                                                                Treasurer / Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2009                                                             By: /s/ James R. Bergey, Jr., Director

Date: March 11, 2009                                                             By: /s/ John H. Burbage, Jr., Director

Date: March 11, 2009                                                             By: /s/ Todd E. Burbage, Director

Date: March 11, 2009                                                             By: /s/ Charlotte K. Cathell, Director

Date: March 11, 2009                                                             By: /s/ Reese F. Cropper, Jr.
                                                                                                                Chairman of the Board of Directors

Date: March 11, 2009                                                             By: /s/ Reese F. Cropper, III, Director

Date: March 11, 2009                                                             By: /s/ Hale Harrison, Director

Date: March 11, 2009                                                             By: /s/ Gerald T. Mason, Director

Date: March 11, 2009                                                             By: /s/ William H. Mitchell, Director
                                                                                                                Vice President

Date: March 11, 2009                                                             By: /s/ Joseph E. Moore, Director

Date: March 11, 2009                                                             By: /s/ Michael L. Quillin, Sr., Director

Date: March 11, 2009                                                             By: /s/ Raymond M. Thompson, Director
                                                                                                                President and Chief Executive Officer

Certification - Pursuant to 18 U.S.C. 1350
Section 906 of the Sarbanes-Oxley Act of 2002

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Annual Report on Form 10-K for the period ended December 31, 2008 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

                                                                                                    CALVIN B. TAYLOR BANKSHARES, INC.
                                                                                                    (Registrant)

Date: March 11, 2009                                                               By: /s/ Raymond M. Thompson
                                                                                                                Chief Executive Officer

Date: March 11, 2009                                                               By: /s/ Jennifer G. Hawkins
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

                                                                                                    CALVIN B. TAYLOR BANKSHARES, INC.
                                                                                                    (Registrant)

Date: March 11, 2009                                                               By: /s/ Raymond M. Thompson
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

                                                                                                    CALVIN B. TAYLOR BANKSHARES, INC.
                                                                                                    (Registrant)

Date: March 11, 2009                                                               By: /s/ Jennifer G. Hawkins
                                                                                                                Treasurer / Principal Financial Officer