Form 10-Q
period 2009-03-31
TAYLOR CALVIN B BANKSHARES INC
filed 2009-05-07
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
 Commission File No. 000-50047

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

On April 30, 2009, 3,025,774 shares of the registrant's common stock were issued and outstanding.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Form 10-Q
Index

Part I -	Financial Information	Page

Item 1	Consolidated Financial Statements
	Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	3
	Consolidated Statements of Income for the three months
	ended March 31, 2009 and 2008	4
	Consolidated Statements of Cash Flows for the three months
	ended March 31, 2009 and 2008	5-6
	Notes to Consolidated Financial Statements	7-8

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	9-18

Item 3	Quantitative and Qualitative Disclosures About Market Risks	19

Item 4	Controls and Procedures	19

Part II -	Other Information

Item 1	Legal Proceedings	20
Item 1A	Risk Factors	20
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3	Defaults Upon Senior Securities	21
Item 4	Submission of Matters to a Vote of Security Holders	21
Item 5	Other Information	21
Item 6	Exhibits	21-24

	Signatures	25

Part I - Financial Information, Item 1 Financial Statements
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
	(unaudited)
	March 31	December 31,
	2009	2008
Assets
Cash and due from banks	$ 13,657,389	$ 8,769,784
Federal funds sold	38,151,879	26,460,842
Interest-bearing deposits	8,197,144	15,517,115
Investment securities available for sale	24,699,179	33,975,271
Investment securities held to maturity (approximate
fair value of $35,179,297 and $33,523,422)	34,556,162	32,621,797
Loans, less allowance for loan losses
of $966,753 and $707,152	244,595,194	241,430,914
Premises and equipment	6,453,389	6,326,312
Accrued interest receivable	1,640,623	1,704,260
Computer software	143,857	156,372
Bank owned life insurance	4,957,974	4,914,810
Other assets	229,207	725,034
	$ 377,281,997	$ 372,602,511
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$ 67,175,058	$ 70,652,032
Interest-bearing	229,942,221	221,807,181
	297,117,279	292,459,213
Securities sold under agreements to repurchase	5,228,497	5,742,765
Note payable	67,806	74,046
Accrued interest payable	267,663	359,673
Deferred income taxes	1,342,554	1,437,813
Other liabilities	539,806	245,507
	304,563,605	300,319,017
Stockholders' equity
Common stock, par value $1 per share
authorized 10,000,000 shares, issued and outstanding
3,028,958 shares at March 31, 2009, and
3,048,397 shares at December 31, 2008	3,028,958	3,048,397
Additional paid-in capital	9,705,566	10,406,403
Retained earnings	57,908,603	56,569,913
	70,643,127	70,024,713
Accumulated other comprehensive income	2,075,265	2,258,781
	72,718,392	72,283,494
	$ 377,281,997	$ 372,602,511

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
	For the three months ended
	March 31,
	2009	2008
Interest and dividend revenue
Loans, including fees	$ 4,063,046	$ 4,176,545
U.S. Treasury and government agency securities	449,164	634,809
State and municipal securities	10,313	11,211
Federal funds sold	16,231	251,474
Interest-bearing deposits	78,764	68,126
Equity securities	26,140	28,321
Total interest and dividend revenue	4,643,658	5,170,486

Interest expense
Deposits	717,546	1,164,032
Borrowings	7,922	7,203
Total interest expense	725,468	1,171,235

Net interest income	3,918,190	3,999,251

Provision for loan losses	333,100	71,209
Net interest income after provision for loan losses	3,585,090	3,928,042

Noninterest revenue
Service charges on deposit accounts	248,062	242,971
ATM and debit card	117,679	113,539
Bank owned life insurance	43,164	48,462
Miscellaneous revenue	51,915	63,264
Total noninterest revenue	460,820	468,236

Noninterest expenses
Salaries	895,730	866,942
Employee benefits	219,203	221,411
Occupancy	197,704	187,848
Furniture and equipment	125,645	111,350
Data proccessing	71,807	69,475
ATM and debit card	78,702	67,988
Other operating	374,429	326,765
Total noninterest expenses	1,963,220	1,851,779

Income before income taxes	2,082,690	2,544,499
Income taxes	744,000	922,300

Net income	$ 1,338,690	$ 1,622,199

Earnings per common share - basic and diluted	$ 0.44	$ 0.52

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the three months ended
	March 31,
	2009	2008
Cash flows from operating activities
Interest and dividends received	$ 4,704,538	$ 5,249,234
Fees and commissions received	400,203	422,953
Interest paid	(817,478)	(1,219,400)
Cash paid to suppliers and employees	(1,761,175)	(1,728,578)
Income taxes paid	(3,728)	(6,215)
	2,522,360	2,717,994
Cash flows from investing activities
Certificates of deposit purchased, net of maturities	7,296,255	93,184
Proceeds from maturities of investments available
for sale	14,000,000	17,000,000
Purchase of investments available for sale	(4,997,075)	-
Proceeds from maturities of investments held to
maturity	6,100,000	6,675,000
Purchase of investments held to maturity	(8,037,148)	(1,316,965)
Loans made, net of principal collected	(3,506,412)	(2,767,011)
Proceeds from sale of repossessed loan collateral	12,500
Purchases of premises, equipment,
and computer software	(252,835)	(88,546)
	10,615,285	19,595,662

Cash flows from financing activities
Net increase (decrease) in
Time deposits	3,004,895	(2,410,441)
Other deposits	1,653,171	(6,075,992)
Securities sold under agreements to repurchase	(514,268)	(225,455)
Payments on note payable	(6,240)	(5,877)
Common shares repurchased	(720,276)	(362,641)
	3,417,282	(9,080,406)

Net increase in cash and cash equivalents	16,554,927	13,233,250
Cash and cash equivalents at beginning of period	35,270,664	40,568,264
Cash and cash equivalents at end of period	$ 51,825,591	$ 53,801,514

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the three months ended
	March 31,
	2009	2008
Reconciliation of net income to net cash provided
by operating activities
Net income	$ 1,338,690	$ 1,622,199
Adjustments to reconcile net income to net cash
provided by operating activities
Provision for loan losses	333,100	71,209
(Gain) loss on sale of repossessed loan collateral	1,275	-
Amortization of premiums and accretion of
discount, net	(2,824)	(85,919)
Depreciation and amortization	138,273	142,467
Decrease (increase) in
Accrued interest receivable	63,637	164,617
Cash surrender value of bank owned life insurance	(43,164)	(48,462)
Other assets	491,084	430,236
Increase (decrease) in
Accrued interest payable	(92,010)	(48,165)
Accrued income taxes	365,032	614,259
Other liabilities	(70,733)	(144,447)
	$ 2,522,360	$ 2,717,994

Composition of cash and cash equivalents
Cash and due from banks	$ 13,657,389	$ 12,858,962
Federal funds sold	38,151,879	40,888,849
Interest-bearing deposits, except for time deposits	16,323	53,703
	$ 51,825,591	$ 53,801,514

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation
    The accompanying unaudited consolidated financial statements conform with accounting principles generally accepted in the United States of America and to the instructions to Form 10-Q. Interim financial statements do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position and results of operations for these interim periods have been made. These adjustments are of a normal recurring nature. Results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected in any other interim period or for the year ending December 31, 2009. For further information, refer to the audited consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 2008.
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

Per share data
       Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding for the period, as follows:

	2009	2008
Three months ended March 31	3,039,978	3,097,759

2. Comprehensive Income
        Comprehensive income consists of:

	For the three months ended
	March 31,
	2009	2008
Net income	$ 1,338,690	$ 1,622,199
Unrealized gain (loss) on investment securities
available for sale, net of income taxes	(183,516)	37,239
Comprehensive income	$ 1,155,174	$ 1,659,438

3. Loan commitments
        Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. As of March 31, outstanding loan commitments and letters of credit consist of:

	March 31, 2009	December 31, 2008
Loan commitments	$ 39,126,084	$ 37,463,901
Standby letters of credit	$ 1,760,372	$ 1,921,878

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Assets Measured at Fair Value on a Recurring Basis
    The Company values investment securities classified as available for sale at fair value. The fair value hierarchy established in Statement of Financial Accounting Standards No. 157, Fair Value Measurements, defines three input levels for fair value measurement. Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than those in Level 1. Level 3 is based on significant unobservable inputs. The Company values US Treasury and government agency securities under Level 1, and municipal debt securities and equity investments under Level 2. The Company has no assets measured at fair value on a recurring basis that are valued under Level 3 criteria. At March 31, 2009, values for available for sale investment securities were established as follows:

	Total	Level 1 Inputs	Level 2 Inputs
Investment securities available for sale	$ 24,699,179	$ 20,452,740	$ 4,246,439

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
    In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The implementation of SFAS 162 did not have a material impact on the Company’s consolidated financial statements.
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
    The Company currently engages in no business other than owning and managing the Bank. The Bank employed 92 full time equivalent employees as of March 31, 2009. The Bank hires seasonal employees during the summer. The Company has no employees other than those hired by the Bank.

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

Financial Condition
     Total assets of the Company increased $4.7 million from December 31, 2008 to March 31, 2009. Combined deposits and customer repurchase agreements increased $4.1 million during the same period. Average total assets and average total deposits increased $8.8 million and $10.4 million, respectively, from first quarter 2008 to first quarter 2009. Management believes that some of the recent growth in deposit balances results from market instability that is part of a continuing general economic recession. Consumers often seek the safety of conservatively run community banks when the stock market has a significant and prolonged downturn. The Bank would normally expect to see deposits falling during the first quarter of the year as business customers in the resort area purchase inventory for the upcoming summer season however, this pattern has not prevailed this year. For further discussion of seasonal activity, see the section titled Liquidity.

Loan Portfolio
     From December 31, 2008 to March 31, 2009 the gross loan portfolio has grown $3.5 million. Growth in the loan portfolio has been funded by increased deposit balances. Because loans earn at higher average rates than the cost of funds, this use of investable funds has a positive effect on earnings. There is no adverse impact on the Company’s ability to meet liquidity demands resulting from increases in the loan portfolio.
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
    The ongoing slow-down in the real-estate market has affected both the price and time to market residential and commercial properties. Management closely monitors such trends and the potential effect on the Company. In recent months, borrowers whose cash flow is impaired as a result of prevailing economic conditions have also experienced depressed real estate values. Management recognizes that the combination of these circumstances – reduced revenue and depressed collateral values, may increase the likelihood of loss in the Bank’s real estate secured loan portfolio. Management closely monitors conditions that might indicate deterioration of collateral value on significant loans and, when possible, obtains additional collateral as required to limit the Bank’s loss exposure.

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
    Management believes that in a general economic downturn, such as the region has experienced through 2008 and early 2009, the Bank’s greatest likelihood of loss is in unsecured loans - commercial and consumer, and in secured consumer loans. Reserves for these segments of the portfolio are included in the formula-based portion of the ALLL. As of March 31, 2009, management reserved 65 bp against unsecured loans, and consumer loans secured by other than real estate. Both of these reserves were increased during the first quarter of this year in recognition of the prolonged economic challenges to regional, national, and global economies. Additionally, management reserved 10.0% against overdrawn checking accounts which are a distinct high risk category of unsecured loan.
    Historically, the absence or improper execution of a document has not resulted in a loss to the Bank, however, management recognizes that the Bank’s loss exposure is increased until a critical contract or collateral documentation exception is cured. At March 31, 2009, management reserved 10 bp against the outstanding balances of loans identified as having critical documentation exceptions.
    The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level management has determined to be appropriate. The allowance is increased by current period provisions and by recoveries of amounts previously charged-off. The allowance is decreased when loans are charged-off as losses, which occurs when they are deemed to be uncollectible. Adjustments made to bring the balance in the allowance to the level established by management may result in an increase or decrease to expense. A provision of $333,100 was made in the first quarter of 2009. A provision of $71,209 was made in the comparable period in 2008. The year-to-year increase in the level of the ALLL and the provision for loan loss reflects the consequences of the current economy. As the recession continues and borrowers’ suffer personal and professional financial hardship, the likelihood of loss on previously performing loans has increased. As Management identifies loans with heightened loss potential, a provision for those losses is recorded.
    Management considers the March 31, 2009 allowance appropriate and adequate to absorb identified and inherent losses in the loan portfolio. As of March 31, 2009, management has not identified any loans which are anticipated to be wholly charged-off within the next 12 months. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

    The following is a schedule of transactions in the allowance for loan losses. The Bank experienced net charge-offs of $1,060 in the first quarter of 2008 and $73,499 in the current year to date. Management attributes the increased loan losses to the effects of the current economic recession on some of the Bank’s customers and, subsequently, on the Bank.

Allowance for Loan Losses
	For three months ended		For the year ended
	March 31		December 31
	2009	2008	2008
Balance at beginning of year	$ 707,152	$ 195,525	$ 195,525
Loans charged-off:
Real estate - construction and land	-	-	-
Real estate - mortgage	-	-	-
Commercial	64,226	-	76,383
Consumer	20,311	1,060	34,532
Total loan losses	84,537	1,060	110,915
Recoveries on loans previously charged off:
Real estate - construction	-	-	-
Real estate - mortgage	-	-	-
Commercial	10,850	-	3,785
Consumer	188	-	1,231
Total loan recoveries	11,038	-	5,016

Net loan charge-offs (recoveries)	73,499	1,060	105,899
Provision for loan losses charged to expense	333,100	71,209	617,526
Balance at end of period	$ 966,753	$ 265,674	$ 707,152

Average loans outstanding during the period	$ 245,525,433	$ 238,896,716	$ 238,873,590
Annualized net charge-offs as a percentage of
average loans outstanding during the period	0.12%	0.00%	0.04%

Gross loans outstanding at the end of the period	$ 245,561,947	$ 241,037,754	$ 242,138,066
Allowance for loan loses to gross loans
outstanding at the end of the period	0.39%	0.11%	0.29%

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

    Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans. Nonperforming assets are comprised of nonperforming loans combined with real estate acquired in foreclosure and held for sale. There were no nonperforming assets other than nonperforming loans as of March 31, 2009 or 2008, or December 31, 2008, as shown in the following table.

	March 31,	December 31,
	2009	2008
Loans 90 days or more past due and still accruing
Real estate	$ 8,127,230	$ 4,602,365
Commercial	-	40,000
Consumer	-	5,427
	8,127,230	4,647,792

Nonaccruing loans	1,046,952	199,724
Total nonperforming loans	$ 9,174,182	$ 4,847,516

Interest not accrued on nonaccruing loans	$ 57,667	$ 6,797

Interest included in net income on nonaccruing loans,
year-to-date	$ 61	$ -

    Included in amounts past due 90 days or more and still accruing at both March 31, 2009 and December 31, 2008, is a loan with a principal balance of $4,500,000. The Bank has been notified that there is a lien on the property securing this loan that is superior to the Bank’s liens. The Bank was not aware of this lien at the time the loan was originated, and the Bank’s settlement agent did not discover the lien during the title examination process. The Bank has filed a claim with the title company that has insured its lien. The Bank believes the title company will indemnify the Bank for any losses resulting from the superior lien, although there is no guarantee that this will be the case. The Bank will review the accrual status of this loan as it learns more information regarding its claim. As of March 31, 2009, there is $100,788 of accrued interest on this loan that is included in interest income in 2009. As of December 31, 2008, there was $86,103 of accrued interest on this loan that was included in interest income in 2008.
    Also included in amounts past due 90 days or more and still accruing at March 31, 2009, is a loan with a principal balance of $2,755,000. The Bank has entered into an agreement with the guarantor to make a payment of $800,000 no later than May 8, 2009. Upon receipt of this payment, interest will be brought current and a principal reduction will occur. Management believes this payment will be received as promised. Management is working with the borrower to restructure the remaining balance of this loan.
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

    Impaired loans including nonaccruing loans totaled $8,826,665 and $8,888,200, at March 31, 2009, and December 31, 2008, respectively. Principal balances of impaired loans include $419,770 which is guaranteed by a government agency at both March 31, 2009, and December 31, 2008.

	March 31, 2009	December 31, 2008
Impaired loans with valuation allowances,
including nonaccruing loans	$ 4,326,258	$ 4,328,618
Valuation allowances on impaired loans	$ 756,988	$ 605,405

Impaired loans with no valuation allowances	$ 4,500,407	$ 4,559,582

Total impaired loans	$ 8,826,665	$ 8,888,200

Liquidity
 ent funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company’s major sources of liquidity are loan repayments, maturities of short-term investments including federal funds sold, and increases in core deposits. Funds from seasonal deposits are generally invested in short-term U.S. Treasury Bills and overnight federal funds.
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
    Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits and retail repurchase agreements were 36.91% for the first quarter of 2009 compared to 37.62% for the same quarter of 2008.
    The Company has available lines of credit, including overnight federal funds and reverse repurchase agreements, totaling $28,000,000 as of March 31, 2009.
    Average net loans to average deposits were 84.21% versus 85.00% as of March 31, 2009 and 2008, respectively. Average net loans increased by 2.54% while average deposits grew by 3.51%. Funding for loan growth was provided by deposit increases. Because loans earn higher average rates than the Bank’s cost of funds, this results in a positive effect on earnings. Average deposit balance increases occurred in interest-bearing accounts, especially time deposits. Average non-interest bearing deposit balances dropped by a modest ..79%. Neither changes in deposit portfolio composition nor the increase in outstanding loan balances has a negative impact on the Company’s ability to meet liquidity demands.

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
    As of March 31, 2009, the Company was cumulatively asset-sensitive for all time horizons. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Results of Operations
    Net income for the three months ended March 31, 2009, was $1,338,690 or $.44 per share, compared to $1,622,199 or $.52 per share for the first quarter of 2008. This represents a decrease of $283,509 or 17.48% from the prior year. The key components of net income are discussed in the following paragraphs.
    For the first three months of 2009 compared to 2008, net interest income decreased $81,061 (2.03%). The decrease in interest and dividend revenue is primarily attributable to market rate reductions which have resulted in the dramatic downward repricing of overnight federal funds. Interest expense decreased by $445,767 (38.06%) less than in the comparable period last year due to lower rates on all deposits, but particularly time deposits.
    The Company’s net interest income is one of the most important factors in evaluating its financial performance. Management uses interest rate sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease one hundred basis points, and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience a decrease of approximately 5.9% in net interest income. Conversely, if prime were to increase one hundred basis points, and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience an increase in net interest income of the same percentage. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management’s reaction to this rate change would be to reprice its loans or deposits or both.
    The tax-equivalent quarterly yield on interest-earning assets decreased by 77 basis points from 6.34% for first quarter 2008 to 5.57% in 2009. The quarterly yield on interest-bearing liabilities decreased by 67 basis points from 1.66% in 2008 to .99% in 2009. In combination, these shifts contribute to a decrease in net margin on interest-earning assets of 21 basis points.

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

Average Balances, Interest, and Yields
	For the quarter ended			For the quarter ended
	March 31, 2009			March 31, 2008
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield

Assets
Federal funds sold	$ 27,175,261	$ 16,231	0.24%	$ 32,520,690	$ 251,474	3.11%
Interest-bearing deposits	13,461,275	78,764	2.37%	5,841,321	68,126	4.69%
Investment securities	58,917,714	529,043	3.64%	56,921,218	729,329	5.15%
Loans, net of allowance	244,771,789	4,107,055	6.80%	238,698,045	4,213,366	7.10%
Total interest-earning assets	344,326,039	4,731,093	5.57%	333,981,274	5,262,295	6.34%
Noninterest-bearing cash	9,795,677			11,634,698
Other assets	13,581,611			13,280,891
Total assets	$ 367,703,327			$ 358,896,863

Liabilities and Stockholders' Equity
Interest-bearing deposits
NOW	$ 47,094,101	27,298	0.24%	$ 49,362,429	44,355	0.36%
Money market	32,873,887	55,338	0.68%	31,802,240	75,158	0.95%
Savings	42,965,104	52,487	0.50%	41,491,666	76,887	0.75%
Other time	100,387,945	582,423	2.35%	90,277,278	967,632	4.31%
Total interest-bearing deposits	223,321,037	717,546	1.30%	212,933,613	1,164,032	2.20%
Securities sold under agreements to repurchase & federal funds purchased	5,584,752	6,843	0.50%	3,433,506	5,761	0.67%
Borrowed funds	69,962	1,079	6.25%	94,243	1,442	6.15%
Total interest-bearing liabilities	228,975,751	725,468	1.28%	216,461,362	1,171,235	2.18%
Noninterest-bearing deposits	67,334,614			67,872,472
	296,310,365	725,468	0.99%	284,333,834	1,171,235	1.66%
Other liabilities	675,759			1,081,449
Stockholders' equity	70,717,203			73,481,580
Total liabilities and
stockholders' equity	$ 367,703,327			$ 358,896,863
Net interest spread			4.29%			4.16%
Net interest income		$ 4,005,625			$ 4,091,060
Net margin on interest-earning assets			4.72%			4.93%

Tax equivalent adjustment in:
Investment income		$ 43,425			$ 54,988
Loan income		$ 44,010			$ 36,821

    Provisions for loan losses of $333,100 and $71,209 were recorded during the three months ended March 31, 2009 and 2008, respectively. Net loans charged-off were $73,499 and $1,060 during the first quarters of 2009 and 2008, respectively. Management attributes the increased loan losses to the generally poor state of the economy which has had an adverse effect on certain borrowing customers. See Loan Quality and the Allowance for Loan Losses for a discussion of the provision for loan losses.
    Noninterest revenue for the first quarter of 2009 is $7,416 (1.58%) lower than the comparable period last year. Increased service charges on deposit accounts and miscellaneous fees such as wire transfer fees reflect fee increases as well as increased volume. Increased ATM and VISA debit card revenues are volume related. These increases are offset by the reduced rate of growth in cash surrender value of bank owned life insurance, and by reduced miscellaneous revenues from various sources such as check cashing fees, and merchant credit card processing rebates.
    Noninterest expense for the first quarter of 2009 is $111,441 (6.02%), more than last year. Increased salaries are consistent with annual increases in compensation levels. The increase in occupancy expense is caused by higher property tax and insurance costs, coupled with the loss of rental revenue on two bank-owned properties adjacent to branches. Furniture and equipment expense includes higher equipment maintenance contract costs due to contracts on additional equipment and the timing of other contract billings. ATM and debit card expenses are higher due to the cost of a fraud monitoring service which the Bank engaged mid-year in 2008. Other operating expenses include increased correspondent bank fees that result from carrying lower reserve balances, and increased legal fees related to loan collections. Management expects significant increases in FDIC insurance premiums in future quarters of this year due to increased rates and assessable balances, the expiration of the one-time insurance premium credit, and a probable special assessment to restore the deposit insurance fund to target levels.
    Income taxes for the quarter ended March 31, 2009 are $178,300 lower than the same period last year, on a pre-tax income decrease of $461,809. This is consistent with the Company’s effective tax rate of approximately 36.0%.

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
    Effective October 3, 2008, FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009.
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
    Other bank services include cash management services, 24-hour ATM’s, debit cards, safe deposit boxes, travelers’ checks, direct deposit of payroll and social security funds, and automatic drafts for various accounts. The Bank offers bank-by-phone and Internet banking services, including electronic bill-payment, to both commercial and retail customers. The Bank offers a remote capture service that enables commercial customers to electronically capture check images and make on-line deposits. The Bank also offers non-deposit products including retail repurchase agreements and discount brokerage services through a correspondent bank.

Capital Resources and Adequacy
    Total stockholders’ equity increased $434,898 from December 31, 2008 to March 31, 2009. This increase is attributable to comprehensive income recorded during the period, as detailed in Note 2 of the Notes to Financial Statements, reduced by $720,276 used to repurchase and retire 19,439 shares of common stock.
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
    Tier one risk-based capital ratios of the Company as of March 31, 2009 and December 31, 2008 were 31.3% and 31.8%, respectively. Both are substantially in excess of regulatory minimum requirements.
    The Company and the Bank did not seek assistance under the federally funded Troubled Asset Relief Program (TARP) developed in the last quarter of 2008. Neither the Company nor the Bank will benefit directly from TARP funds. The Bank has not engaged in subprime mortgage lending, and has no investments in mortgage backed securities.
    Late in 2008, the Company and the Bank elected to participate in the Temporary Liquidity Guarantee Program (TLG), which, in combination with temporary deposit insurance limit increases, provide the security of additional insurance to depositors. These actions have contributed to an increase in deposits in the Bank as investors seek the safety of insured deposits in community banks. Deposit insurance premiums will increase as a result of the higher deposit balances, the higher insurance limits, participation in TLG, and higher insurance rates. Management does not expect to pass all of the additional insurance premium costs on to customers.
   In the most stable economic times, the Company cannot reliably predict the effect of changing government policies on earnings, or loan and deposit levels. Management expects 2009 to bring lower interest revenues and higher fees associated with loan collection. The full impact of the dramatic developments of 2008 on future results of operation of the Company and the Bank, are uncertain.

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
    At March 31, 2009, the Company’s interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 23.89%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.

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
    The Company’s management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009. Based on that evaluation, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

Changes in Internal Controls
During the quarter ended on the date of this report, there were no significant changes in the Company’s internal control over financial reporting that have had or are reasonably likely to have a material effect on the Company’s internal control over financial reporting. As of March 31, 2009, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s internal controls over financial reporting are effective.

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

			(c) Total number	(d) Maximum number
	(a) Total	(b) Average	of Shares Purchased	of Shares that may
	Number	Price Paid	as Part of a Publicly	yet be Purchased
Period	of Shares	per Share	Announced Program	Under the Program
January	1,000	38.00	1,000	220,747
February	10,643	37.19	10,643	210,104
March	7,796	36.75	7,796	202,308
Totals	19,439	37.44	19,439

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
Calvin B. Taylor Bankshares, Inc.

Date: May 5, 2009_______	By:	/s/ Raymond M. Thompson
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
Calvin B. Taylor Bankshares, Inc.

Date: May 5, 2009_______	By:	/s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)

Exhibit 32
Certification - Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2008 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
Calvin B. Taylor Bankshares, Inc.

Date: May 5, 2009_______	By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

Date: May 5, 2009_______	By:	/s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calvin B. Taylor Bankshares, Inc.

Date: May 5, 2009_______	By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

Date: May 5, 2009_______	By:	/s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)