Form 10-Q
period 2009-06-30
TAYLOR CALVIN B BANKSHARES INC
filed 2009-08-06
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
 Commission File No. 000-50047

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
Yes [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). N/A (not required at this time)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
        Large accelerated filer ____                                                                                     Accelerated filer [X]
        Non- accelerated filer ____ (Do not check if a smaller reporting company)     Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). No [X]

On July 31, 2009, 3,013,872 shares of the registrant's common stock were issued and outstanding.

Calvin B. Taylor Bankshares, Inc. and Subsidiary

Form 10-Q

Index

Part I -	Financial Information	Page
Item 1	Consolidated Financial Statements
	Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	3
	Consolidated Statements of Income for the three months
	ended June 30, 2009 and 2008	4
	Consolidated Statements of Income for the six months
	ended June 30, 2009 and 2008	5
	Consolidated Statements of Cash Flows for the six months
	ended June 30, 2009 and 2008	6-7
	Notes to Consolidated Financial Statements	8-14

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	15-24

Item 3	Quantitative and Qualitative Disclosures About Market Risks	25

Item 4	Controls and Procedures	25

Part II -	Other Information

Item 1	Legal Proceedings	26
Item 1A	Risk Factors	26
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3	Defaults Upon Senior Securities	27
Item 4	Submission of Matters to a Vote of Security Holders	27
Item 5	Other Information	27
Item 6	Exhibits	27-30

	Signatures	31

Part I - Financial Information, Item 1 Financial Statements
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
	(unaudited)
	June 30	December 31,
	2009	2008
Assets
Cash and due from banks	$ 16,377,032	$ 8,769,784
Federal funds sold	30,025,624	26,460,842
Interest-bearing deposits	11,184,692	15,517,115
Investment securities available for sale	37,515,995	33,975,271
Investment securities held to maturity (approximate
fair value of $39,949,617 and $33,523,422)	39,503,779	32,621,797
Loans, less allowance for loan losses
of $879,255 and $707,152	243,797,780	241,430,914
Premises and equipment	6,586,128	6,326,312
Accrued interest receivable	1,441,464	1,704,260
Computer software	153,598	156,372
Bank owned life insurance	5,000,900	4,914,810
Other assets	858,876	725,034
	$ 392,445,868	$ 372,602,511
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$ 78,427,333	$ 70,652,032
Interest-bearing	231,610,433	221,807,181
	310,037,766	292,459,213
Securities sold under agreements to repurchase	6,994,606	5,742,765
Note payable	61,473	74,046
Accrued interest payable	242,284	359,673
Deferred income taxes	1,301,515	1,437,813
Other liabilities	295,674	245,507
	318,933,318	300,319,017
Stockholders' equity
Common stock, par value $1 per share
authorized 10,000,000 shares, issued and outstanding
3,021,644 shares at June 30, 2009, and
3,048,397 shares at December 31, 2008	3,021,644	3,048,397
Additional paid-in capital	9,444,272	10,406,403
Retained earnings	59,059,780	56,569,913
	71,525,696	70,024,713
Accumulated other comprehensive income	1,986,854	2,258,781
	73,512,550	72,283,494
	$ 392,445,868	$ 372,602,511

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
	For the three months ended
	June 30
	2009	2008
Interest and dividend revenue
Loans, including fees	$ 3,964,295	$ 4,202,710
U.S. Treasury and government agency securities	396,248	503,184
State and municipal securities	11,085	9,589
Federal funds sold	16,956	196,420
Interest-bearing deposits	28,016	53,812
Equity securities	13,929	18,715
Total interest and dividend revenue	4,430,529	4,984,430
Interest expense
Deposits	641,791	985,875
Borrowings	8,112	7,886
Total interest expense	649,903	993,761

Net interest income	3,780,626	3,990,669

Provision for loan losses	296,500	5,284
Net interest income after provision for loan losses	3,484,126	3,985,385

Noninterest revenue
Service charges on deposit accounts	252,016	279,991
ATM and debit card	134,913	135,278
Bank owned life insurance	42,926	50,087
Miscellaneous revenue	70,360	70,925
Total noninterest revenue	500,215	536,281
Noninterest expenses
Salaries	907,929	892,763
Employee benefits	210,847	223,356
Occupancy	180,733	183,472
Furniture and equipment	111,322	129,112
Data proccessing	69,327	113,965
ATM and debit card	69,950	72,730
Deposit insurance premiums	252,843	11,377
Other operating	397,214	319,254
Total noninterest expenses	2,200,165	1,946,029

Income before income taxes	1,784,176	2,575,637
Income taxes	633,000	932,700
Net income	$ 1,151,176	$ 1,642,937

Earnings per common share - basic and diluted	$ 0.38	$ 0.53

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
	For the six months ended
	June 30
	2009	2008
Interest and dividend revenue
Loans, including fees	$ 8,027,341	$ 8,379,255
U.S. Treasury and government agency securities	845,412	1,137,993
State and municipal securities	21,398	20,800
Federal funds sold	33,187	447,894
Interest-bearing deposits	106,780	121,938
Equity securities	40,069	47,036
Total interest and dividend revenue	9,074,187	10,154,916
Interest expense
Deposits	1,359,337	2,149,907
Borrowings	16,034	15,089
Total interest expense	1,375,371	2,164,996

Net interest income	7,698,816	7,989,920

Provision for loan losses	629,600	76,493
Net interest income after provision for loan losses	7,069,216	7,913,427

Noninterest revenue
Service charges on deposit accounts	500,078	522,962
ATM and debit card	252,592	248,817
Bank owned life insurance	86,090	98,549
Miscellaneous revenue	122,275	134,189
Total noninterest revenue	961,035	1,004,517
Noninterest expenses
Salaries	1,803,659	1,759,705
Employee benefits	430,050	444,767
Occupancy	378,437	371,320
Furniture and equipment	236,967	240,462
Data proccessing	141,134	183,440
ATM and debit card	148,652	140,718
Deposit insurance premiums	265,397	17,482
Other operating	759,089	639,914
Total noninterest expenses	4,163,385	3,797,808

Income before income taxes	3,866,866	5,120,136
Income taxes	1,377,000	1,855,000
Net income	$ 2,489,866	$ 3,265,136

Earnings per common share - basic and diluted	$ 0.82	$ 1.06

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the six months ended
	June 30,
	2009	2008
Cash flows from operating activities
Interest and dividends received	$ 9,365,428	$ 9,955,388
Fees and commissions received	699,948	911,169
Interest paid	(1,492,760)	(2,302,316)
Cash paid to suppliers and employees	(3,711,547)	(3,570,478)
Income taxes paid	(1,464,434)	(1,838,615)
	3,396,635	3,155,148
Cash flows from investing activities
Certificates of deposit purchased, net of maturities	4,292,385	(1,514,507)
Proceeds from maturities of investments available
for sale	17,000,000	17,000,000
Purchase of investments available for sale	(20,971,715)	(1,980,283)
Proceeds from maturities of investments held to
maturity	11,450,000	13,810,000
Purchase of investments held to maturity	(18,337,596)	(13,183,013)
Loans made, net of principal collected	(3,020,989)	(3,574,465)
Proceeds from sale of repossessed loan collateral	39,501	-
Purchases of premises, equipment,
and computer software	(546,566)	(112,144)
Proceeds from sale of equipment	1,400	-
	(10,093,580)	10,445,588

Cash flows from financing activities
Net increase (decrease) in
Time deposits	1,965,728	(6,890,769)
Other deposits	15,612,825	(1,213,275)
Securities sold under agreements to repurchase	1,251,841	807,831
Payments on note payable	(12,573)	(11,842)
Common shares repurchased	(988,884)	(478,440)
	17,828,937	(7,786,495)

Net increase in cash and cash equivalents	11,131,992	5,814,241
Cash and cash equivalents at beginning of period	35,270,664	40,568,264
Cash and cash equivalents at end of period	$ 46,402,656	$ 46,382,505

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the six months ended
	June 30,
	2009	2008
Reconciliation of net income to net cash provided
by operating activities
Net income	$ 2,489,866	$ 3,265,136
Adjustments to reconcile net income to net cash
provided by operating activities
Provision for loan losses	629,600	76,493
(Gain) loss on sale of repossessed loan collateral	(1,203)	-
(Gain) loss on sale of equipment and computer software	15,580	-
Amortization of premiums and accretion of
discount, net	28,379	(90,043)
Depreciation and amortization	272,546	285,933
Decrease (increase) in
Accrued interest receivable	262,796	(109,536)
Cash surrender value of bank owned life insurance	(86,090)	(98,549)
Other assets	(147,617)	107,290
Increase (decrease) in
Accrued interest payable	(117,389)	(137,320)
Accrued income taxes	1,208	-
Other liabilities	48,959	(144,256)
	$ 3,396,635	$ 3,155,148

Composition of cash and cash equivalents
Cash and due from banks	$ 16,359,555	$ 14,691,171
Federal funds sold	30,025,624	31,643,783
Interest-bearing deposits, except for time deposits	17,477	47,551
	$ 46,402,656	$ 46,382,505

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation
     The accompanying unaudited consolidated financial statements conform with accounting principles generally accepted in the United States of America and to the instructions to Form 10-Q. Interim financial statements do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position and results of operations for these interim periods have been made. These adjustments are of a normal recurring nature. Results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected in any other interim period or for the year ending December 31, 2009. For further information, refer to the audited consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 2008.
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

Per share data
    Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding for the period, as follows:

	2009	2008
Three months ended June 30	3,025,055	3,091,956
Six months ended June 30	3,032,475	3,094,857

2. Comprehensive Income
    Comprehensive income consists of:

	For the six months ended
	June 30,
	2009	2008
Net income	$ 2,489,866	$ 3,265,136
Unrealized gain (loss) on investment securities
available for sale, net of income taxes	(271,927)	(157,086)
Comprehensive income	$ 2,217,939	$ 3,108,050

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Investment Securities
    Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
June 30, 2009
Available for sale
U.S. Treasury	$ 32,258,772	$ 954,677	$ 8,774	$ 33,204,675
State and municipal	400,000	5,223		405,223
Equity	1,691,841	2,214,256	-	3,906,097
	$ 34,350,613	$ 3,174,156	$ 8,774	$ 37,515,995
Held to maturity
U.S. Treasury	$ 25,506,530	$ 453,245	$ 16,321	$ 25,943,454
U.S. Government agency	10,999,942	18,549	6,898	11,011,593
State and municipal	2,997,307	6,562	9,299	2,994,570
	$ 39,503,779	$ 478,356	$ 32,518	$ 39,949,617

December 31, 2008
Available for sale
U.S. Treasury	$ 28,309,823	$ 1,408,794	$ -	$ 29,718,617
State and municipal	400,000	5,220	590	404,630
Equity	1,691,841	2,160,183	-	3,852,024
	$ 30,401,664	$ 3,574,197	$ 590	$ 33,975,271
Held to maturity
U.S. Treasury	$ 24,519,603	$ 861,569	$ -	$ 25,381,172
U.S. Government agency	6,999,443	32,657	1,016	7,031,084
State and municipal	1,102,751	8,415	-	1,111,166
	$ 32,621,797	$ 902,641	$ 1,016	$ 33,523,422

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Investment Securities (Continued)
    The table below shows the gross unrealized losses and fair value of securities that are in an unrealized loss position as of June 30, 2009, aggregated by length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

U. S. Treasury	$ 7,960,625	$ 25,095	$ -	$ -	$ 7,960,625	$ 25,095
U. S. Government Agency	3,993,473	6,898	-	-	3,993,473	6,898
State and municipal	1,960,949	9,299	-	-	1,960,949	9,299
	$ 13,915,047	$ 41,292	$ -	$ -	$ 13,915,047	$ 41,292

    The debt securities for which an unrealized loss is recorded are issues of the U.S. Treasury, the Federal Home Loan Bank (a U. S. government agency), and general and highly rated revenue obligations of states and municipalities. The Company has the ability and the intent to hold these securities until they are called or mature at face value. Fluctuations in fair value reflect market conditions, and are not indicative of an other-than-temporary impairment of the investment.
    The amortized cost and estimated fair value of debt securities, by contractual maturity and the amount of pledged securities, follow. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Available for sale
Within one year	$ 7,191,889	$ 7,194,855	$ 17,159,259	$ 17,201,296
After one year
through five years	23,470,675	23,795,668	9,554,499	9,960,076
After ten years	1,996,208	2,619,375	1,996,065	2,961,875
	$ 32,658,772	$ 33,609,898	$ 28,709,823	$ 30,123,247

Held to maturity
Within one year	$ 21,117,003	$ 21,446,196	$ 13,766,474	$ 14,027,311
After one year
through five years	18,386,676	18,503,421	18,855,323	19,496,111
	$ 39,503,679	$ 39,949,617	$ 32,621,797	$ 33,523,422

Pledged securities	$ 24,722,541	$ 25,852,188	$ 25,023,730	$ 26,891,914

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

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Loan commitments
    Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Outstanding loan commitments and letters of credit consist of:

	June 30, 2009	December 31, 2008
Loan commitments and lines of credit
Construction and land development	$ 13,084,249	$ 15,218,812
Other	19,321,342	22,245,089
	$ 32,405,591	$ 37,463,901

Standby letters of credit	$ 1,874,527	$ 1,921,878

5. Assets Measured at Fair Value
    The Company values investment securities classified as available for sale at fair value on a recurring basis. The fair value hierarchy established in Statement of Financial Accounting Standards No. 157, Fair Value Measurements, defines three input levels for fair value measurement. Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than those in Level 1. Level 3 is based on significant unobservable inputs. The Company values US Treasury securities, government agency securities, and an equity investment in an actively traded public utility under Level 1. Municipal debt securities and equity investments in community banks are valued under Level 2. The Company has no assets measured at fair value on a recurring basis that are valued under Level 3 criteria. At June 30, 2009, values for available for sale investment securities were established as follows:

	Total	Level 1 Inputs	Level 2 Inputs
Investment securities available for sale	$ 37,515,995	$ 33,488,739	$ 4,027,256

    The Company does not have the intent to sell any of these securities; and deems that it is more likely than not that it will not have to sell any of these securities before recovery of their individual cost basis.
    Estimated fair values of the Company’s financial instruments, including cash, interest-bearing deposits, investment securities, loans, and interest-bearing deposit liabilities are detailed in the Company’s 2008 Form 10-K. It is not practicable for the Company to disclose this information for interim periods.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

6.  New accounting standards
    The following accounting pronouncements have been approved by the Financial Accounting Standards Board but have not become effective as of December 31, 2008. These pronouncements would apply to the Company if the Company or the Bank entered into an applicable activity.

Statements of Financial Accounting Standards
    SFAS No. 141, "Business Combinations (Revised 2007)." SFAS 141R replaces SFAS 141, "Business Combinations," and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. SFAS 141R is applicable to the accounting for business combinations closing on or after January 1, 2009. It has had no impact on the Company’s financial statements.
    SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51." SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. SFAS 160 became effective on January 1, 2009 and had no impact on the Company’s financial statements.
    SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133." SFAS 161 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 became effective on January 1, 2009 and had no impact on the Company’s financial statements.
    SFAS No. 165, "Subsequent Events." SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for periods ending after June 15, 2009. SFAS 165 did not have a significant impact on the Company’s financial statements.
    SFAS No. 166, "Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140." SFAS 166 amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity" and changes the requirements for derecognizing financial assets. SFAS 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS 166 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

    SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." SFAS 167 amends FIN 46 (Revised December 2003), "Consolidation of Variable Interest Entities," to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS 167 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.
    SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162." SFAS 168 replaces SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles" and establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS 168 will be effective for the Company’s financial statements for periods ending after September 15, 2009. SFAS 168 is not expected have a significant impact on the Company’s financial statements.

Financial Accounting Standards Board Staff Positions and Interpretations
    FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 became effective on January 1, 2009 and had no impact on the Company’s financial statements
    FSP SFAS. 132R-1, "Employers’ Disclosures about Postretirement Benefit Plan Assets." FSP SFAS 132R-1 provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under FSP SFAS 132R-1, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosure required by FSP SFAS 132R-1 will be effective beginning with the financial statements for the year-ended December 31, 2009 and is not expected to have a significant impact on the Company’s financial statements.
    FSP SFAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, "Fair Value Measurements," to expand certain disclosure requirements. The provisions of FSP SFAS 157-4 became effective on January 1, 2009 and had no impact on the Company’s financial statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

    FSP SFAS 115-2 and SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of FSP SFAS 115-2 and SFAS 124-2 during the second quarter of 2009. Adoption of FSP SFAS 115-2 and SFAS 124-2 did not significantly impact the Company’s financial statements.
    FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." FSP SFAS 107-1 and APB 28-1 amends SFAS 107, "Disclosures about Fair Value of Financial Instruments," to require an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. Interim disclosures required by FSP SFAS 107-1 and APB 28-1 are included in Note 5 – Assets Measured at Fair Value.
    FSP SFAS 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." FSP SFAS 141R-1 amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, "Accounting for Contingencies," and FASB Interpretation (FIN) No. 14, "Reasonable Estimation of the Amount of a Loss." FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5. FSP SFAS 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009.

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
    The Company currently engages in no business other than owning and managing the Bank. The Bank employed 96 full time equivalent employees as of June 30, 2009. The Bank hires seasonal employees during the summer. The Company has no employees other than those hired by the Bank.

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

Financial Condition
     Total assets of the Company increased $19.8 million (5.33%) from December 31, 2008 to June 30, 2009. Combined deposits and customer repurchase agreements increased $18.8 million (6.31%) during the same period. Average total assets and average total deposits increased $18.8 million and $20.7 million, respectively, from second quarter 2008 to second quarter 2009. Management believes that some of the recent growth in deposit balances results from market instability that is part of a continuing general economic recession. Consumers often seek the safety of conservatively run community banks when the stock market has a significant and prolonged downturn. For further discussion of seasonal activity that affects deposit levels, see the section titled Liquidity.

Loan Portfolio
     During the first half of 2009, the Bank’s gross loan portfolio has grown $2.5 million (1.05%). Growth in the loan portfolio has been funded by increased deposit balances. Because loans earn at higher average rates than the cost of funds, this use of investable funds has a positive effect on earnings. There is no adverse impact on the Company’s ability to meet liquidity demands resulting from increases in the loan portfolio.
    The Company makes loans to customers located primarily in the Delmarva region. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region. Throughout 2008 and 2009, the local and regional economies have been adversely affected by a recession of national and international reach.

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
    Management believes that in a general economic downturn, such as the region has experienced through 2008 and 2009, the Bank has increased likelihood of loss is in unsecured loans - commercial and consumer, and in secured consumer loans. Reserves for these segments of the portfolio are included in the formula-based portion of the ALLL. As of June 30, 2009, management reserved 75 bp against unsecured loans, and consumer loans secured by other than real estate. Both of these reserves were increased during the first and second quarters of this year in recognition of the prolonged economic challenges to regional, national, and global economies. Additionally, management reserved 10.0% against overdrawn checking accounts which are a distinct high risk category of unsecured loan.
    The depth and length of the current recession has resulted in unusual stress to the Bank’s real estate secured portfolio as well. Rising delinquencies and falling collateral values have caused the Bank to suffer historically high losses in real estate secured loans. The Bank continually evaluates loss potential in the mortgage portfolio and provides specific reserves at the time a potential loss is identified.
    Historically, the absence or improper execution of a document has not resulted in a loss to the Bank, however, management recognizes that the Bank’s loss exposure is increased until a critical contract or collateral documentation exception is cured. At June 30, 2009, management reserved 10 bp against the outstanding balances of loans identified as having critical documentation exceptions.
    The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level management has determined to be appropriate. The allowance is increased by current period provisions and by recoveries of amounts previously charged-off. The allowance is decreased when loans are charged-off as losses, which occurs when they are deemed to be uncollectible. Adjustments made to bring the balance in the allowance to the level established by management may result in an increase or decrease to expense. Provisions for loan losses of $296,500 and $629,600 were made for the second quarter of 2009 and year-to-date, respectively. This compares to provisions for loan losses of $5,284 and $76,493 for the comparable periods in 2008. The year-to-year increases in the level of the ALLL and the provision for loan loss reflect the consequences of the current economy. As the recession continues and borrowers suffer personal and professional financial hardship, the likelihood of loss on previously performing loans has increased. As Management identifies loans with heightened loss potential, a provision for those losses is recorded.
    Management considers the June 30, 2009 allowance appropriate and adequate to absorb identified and inherent losses in the loan portfolio. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. As of June 30, 2009, management has identified two loans with balances totaling $17,569 which are anticipated to be wholly charged-off within the next 12 months.

    The following is a schedule of transactions in the allowance for loan losses. The Bank experienced net charge-offs of $383,998 in the second quarter of 2009 and $457,497 in the current year to date. As described earlier, management attributes the increased loan losses to the effects of the current economic recession on some of the Bank’s customers and, subsequently, on the Bank.

Allowance for Loan Losses
	For six months ended		For the year ended
	June 30		December 31
	2009	2008	2008
Balance at beginning of year	$ 707,152	$ 195,525	$ 195,525
Loans charged-off:
Real estate - construction and land	-	-	-
Real estate - mortgage	369,150	-	-
Commercial	73,105	59,199	76,383
Consumer	29,548	10,000	34,532
Total loan losses	471,803	69,199	110,915
Recoveries on loans previously charged off:
Real estate - construction	-	-	-
Real estate - mortgage	318	-	-
Commercial	276	-	3,785
Consumer	13,712	160	1,231
Total loan recoveries	14,306	160	5,016

Net loan charge-offs (recoveries)	457,497	69,039	105,899
Provision for loan losses charged to expense	629,600	76,493	617,526
Balance at end of period	$ 879,255	$ 202,979	$ 707,152

Average loans outstanding during the period	$ 244,373,445	$ 242,945,890	$ 238,873,590
Annualized net charge-offs as a percentage of
average loans outstanding during the period	0.38%	0.06%	0.04%

Gross loans outstanding at the end of the period	$ 244,677,035	$ 241,777,229	$ 242,138,066
Allowance for loan losses to gross loans
outstanding at the end of the period	0.36%	0.08%	0.29%

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

    Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans. Nonperforming assets are comprised of nonperforming loans combined with real estate acquired in foreclosure and held for sale. There were no nonperforming assets other than nonperforming loans as of June 30, 2009 or December 31, 2008, as shown in the following table.

	June 30,	December 31,
	2009	2008
Loans 90 days or more past due and still accruing
Real estate	$ 583,372	$ 4,602,365
Commercial	-	40,000
Consumer	4,212	5,427
	587,584	4,647,792

Nonaccruing loans	1,801,010	199,724
Total nonperforming loans	$ 2,388,594	$ 4,847,516

Interest not accrued on nonaccruing loans	$ 100,964	$ 6,797

Interest included in net income on nonaccruing loans,
year-to-date	$ 9,231	$ -

    Included in amounts past due 90 days or more and still accruing at December 31, 2008, was a loan with a principal balance of $4,500,000. The Bank has been notified that there is a lien on the property securing this loan that is superior to the Bank’s liens. The Bank was not aware of this lien at the time the loan was originated, and the Bank’s settlement agent did not discover the lien during the title examination process. The Bank has filed a claim with the title company that has insured its lien. The Bank believes the title company will indemnify the Bank for any losses resulting from the superior lien, although there is no guarantee that this will be the case. As of June 30, 2009, interest on this loan was current. The Bank’s claim with the title company has not yet been settled.
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

    Impaired loans including nonaccruing loans totaled $4,573,646 and $8,888,200, at June 30, 2009, and December 31, 2008, respectively. Principal balances of impaired loans include $419,770 which is guaranteed by a government agency at both June 30, 2009, and December 31, 2008.

	June 30, 2009	December 31, 2008
Impaired loans with valuation allowances,
including nonaccruing loans	$ 2,309,722	$ 4,328,618
Valuation allowances on impaired loans	$ 660,497	$ 605,405

Impaired loans with no valuation allowances	$ 2,263,924	$ 4,559,582

Total impaired loans	$ 4,573,646	$ 8,888,200

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
    Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits and retail repurchase agreements were 38.91% for the second quarter of 2009 compared to 35.70% for the same quarter of 2008.
    The Company has available lines of credit, including overnight federal funds and reverse repurchase agreements, totaling $28,000,000 as of June 30, 2009.
    Average net loans to average deposits were 81.98% versus 87.83% as of June 30, 2009 and 2008, respectively. Average net loans increased by .33% while average deposits grew by 7.50%. Funding for loan growth was provided by deposit increases. Because loans earn higher average rates than the Bank’s cost of funds, this results in a positive effect on earnings. Average deposit balance increases occurred in interest-bearing accounts, especially time deposits. Average non-interest bearing deposit balances increased by a modest ..32%. Neither changes in deposit portfolio composition nor the increase in outstanding loan balances has a negative impact on the Company’s ability to meet liquidity demands.

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
    As of June 30, 2009, the Company was cumulatively asset-sensitive for all time horizons. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Results of Operations
     Net income for the three months ended June 30, 2009, was $1,151,176 or $.38 per share, compared to $1,642,937 or $.53 per share for the second quarter of 2008. This represents a decrease of $491,761 or 29.93% from the prior year. Year to date net income has decreased $775,270 or $.24 per share from $3,265,136 ($1.06/share) in 2008 to $2,489,866 ($.82/share) in 2009. The key components of net income are discussed in the following paragraphs.
    For the second quarter of 2009 compared to 2008, net interest income decreased $210,043 (5.26%). Net interest income decreased $291,104 (3.64%) in the first six months of 2009 compared to the same period of 2008. The decrease in interest and dividend revenue is primarily attributable to market rate reductions which have resulted in the dramatic downward repricing of overnight federal funds. Interest expense decreased in the second quarter of 2009 by $343,858 (34.60%) relative to the comparable period last year due to lower rates on all deposits, but particularly time deposits. For the year to date, interest expense is down $789,625 (36.47%) relative to the previous year to date.
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
    The tax-equivalent quarterly yield on interest-earning assets decreased by 96 basis points from 6.13% for second quarter 2008 to 5.17% in 2009. The quarterly yield on interest-bearing liabilities decreased by 77 basis points from 1.89% in 2008 to 1.12% in 2009. In combination, these shifts contribute to a decrease in net margin on interest-earning assets of 49 basis points.

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

Average Balances, Interest, and Yields
	For the quarter ended			For the quarter ended
	June 30, 2009			June 30, 2008
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield

Assets
Federal funds sold	$ 34,243,326	$ 16,956	0.20%	$ 36,853,798	$ 196,420	2.14%
Interest-bearing deposits	10,736,142	28,016	1.05%	6,187,025	53,812	3.50%
Investment securities	62,036,785	453,877	2.93%	47,007,470	573,601	4.91%
Loans, net of allowance	243,492,267	4,018,705	6.62%	242,688,085	4,244,251	7.03%
Total interest-earning assets	350,508,520	4,517,554	5.17%	332,736,378	5,068,084	6.13%
Noninterest-bearing cash	10,790,225			9,982,276
Other assets	13,469,191			13,275,910
Total assets	$ 374,767,936			$ 355,994,564

Liabilities and Stockholders' Equity
Interest-bearing deposits
NOW	$ 49,940,208	27,331	0.22%	$ 49,985,477	49,790	0.40%
Money market	33,228,034	41,051	0.50%	30,608,620	71,854	0.94%
Savings	43,726,854	53,922	0.49%	40,745,123	75,144	0.74%
Other time	100,633,809	519,487	2.07%	85,698,618	789,087	3.70%
Total interest-bearing deposits	227,528,905	641,791	1.13%	207,037,838	985,875	1.92%
Securities sold under agreements to repurchase & federal funds purchased	5,751,306	7,126	0.50%	3,853,559	6,532	0.68%
Borrowed funds	63,638	986	6.21%	88,308	1,354	6.17%
Total interest-bearing liabilities	233,343,849	649,903	1.12%	210,979,705	993,761	1.89%
Noninterest-bearing deposits	69,497,742			69,272,622
	302,841,591	649,903	0.86%	280,252,327	993,761	1.43%
Other liabilities	535,249			856,698
Stockholders' equity	71,391,096			74,885,539
Total liabilities and
stockholders' equity	$ 374,767,936			$ 355,994,564
Net interest spread			4.05%			4.24%
Net interest income		$ 3,867,651			$ 4,074,323
Net margin on interest-earning assets			4.43%			4.92%

Tax equivalent adjustment in:
Investment income		$ 32,615			$ 42,113
Loan income		$ 54,410			$ 41,541

    Provisions for loan losses of $296,500 and $5,284 were recorded during the second quarter of 2009 and 2008, respectively. Net loans charged-off were $457,497 and $69,039 during the first half of 2009 and 2008, respectively. Management attributes the increased loan losses to the generally poor state of the economy which has had an adverse effect on certain borrowing customers. See Loan Quality and the Allowance for Loan Losses for a discussion of the provision for loan losses.
    Noninterest revenue for the second quarter of 2009 is $36,066 (6.73%) lower than the comparable period last year. Noninterest revenue for the year-to-date is $43,482 (4.33%) less than last year. Both the quarter and the year-to-date results are largely due to decreased service charges on deposit accounts and the reduced rate of growth in cash surrender value of bank owned life insurance.
    Noninterest expense for the second quarter of 2009 is $254,136 (13.06%), more than last year of which $241,466 is due to increased FDIC premiums. Noninterest expense year-to-date is $365,577 (9.63%) more than last year of which $247,915 is due to FDIC premium increases. FDIC insurance premiums have jumped dramatically due to increased rates and assessable balances, the expiration of the one-time insurance premium credit, and the accrual of a special assessment to restore the deposit insurance fund to target levels.
    Income taxes for the six months ended June 30, 2009 are $478,000 (25.77%) lower than the same period last year, on a pre-tax income decrease of $1,253,270 (24.48%). This is consistent with the Company’s effective tax rate of approximately 35.5%.

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
    FDIC deposit insurance has been temporarily increased from $100,000 to $250,000 per depositor through December 31, 2013.
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

Capital Resources and Adequacy
    Total stockholders’ equity increased $1,229,056 from December 31, 2008 to June 30, 2009. This increase is attributable to comprehensive income recorded during the period, as detailed in Note 2 of the Notes to Financial Statements, reduced by $988,883 used to repurchase and retire 26,753 shares of common stock.
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
    Tier one risk-based capital ratios of the Company as of June 30, 2009 and December 31, 2008 were 31.5% and 31.8%, respectively. Both are substantially in excess of regulatory minimum requirements.
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
   In the most stable economic times, the Company cannot reliably predict the effect of changing government policies on earnings, or loan and deposit levels. Management expects 2009 to bring lower interest revenues and higher fees associated with loan collection and increased deposit insurance premiums. The full impact of the dramatic developments of 2008 on future results of operation of the Company and the Bank, are uncertain.

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
    At June 30, 2009, the Company’s interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 22.30%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.

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
    The Company’s management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009. Based on that evaluation, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

Changes in Internal Controls
     During the quarter ended on the date of this report, there were no significant changes in the Company’s internal control over financial reporting that have had or are reasonably likely to have a material effect on the Company’s internal control over financial reporting. As of June 30, 2009, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s internal controls over financial reporting are effective.

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

			(c) Total number	(d) Maximum number
	(a) Total	(b) Average	of Shares Purchased	of Shares that may
	Number	Price Paid	as Part of a Publicly	yet be Purchased
Period	of Shares	per Share	Announced Program	Under the Program
April	3,184	36.75	3,184	199,124
May	1,406	36.75	1,406	197,718
June	2,724	36.68	2,724	194,994
Totals	7,314	36.73	7,314

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

Item 3 Defaults Upon Senior Securities
     Not applicable

Item 4 Submission of Matters to a Vote of Security Holders
     The Company held its annual meeting on May 13, 2009, during which the items detailed in the proxy statement dated March 11, 2009, were approved. This includes the reelection of the Board of Directors.

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
Calvin B. Taylor Bankshares, Inc.

Date: August 6, 2009_______	By:	/s/ Raymond M. Thompson
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
Calvin B. Taylor Bankshares, Inc.

Date: August 6, 2009_______	By:	/s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)

Exhibit 32
Certification - Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended June 30, 2009 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
Calvin B. Taylor Bankshares, Inc.

Date: August 6, 2009_______	By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

Date: August 6, 2009_______	By:	/s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calvin B. Taylor Bankshares, Inc.

Date: August 6, 2009_______	By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

Date: August 6, 2009_______	By:	/s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)