Form 10-Q
period 2009-09-30
TAYLOR CALVIN B BANKSHARES INC
filed 2009-11-09
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
 Commission File No. 000-50047

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

On October 31, 2009, 3,004,716 shares of the registrant's common stock were issued and outstanding.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Form 10-Q
Index

Part I -	Financial Information	Page

Item 1	Consolidated Financial Statements
	Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	3
	Consolidated Statements of Income for the three months
	ended September 30, 2009 and 2008	4
	Consolidated Statements of Income for the nine months
	ended September 30, 2009 and 2008	5
	Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2009 and 2008	6-7
	Notes to Consolidated Financial Statements	8-12

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	13-22

Item 3	Quantitative and Qualitative Disclosures About Market Risks	23

Item 4	Controls and Procedures	23

Part II -	Other Information

Item 1	Legal Proceedings	24
Item 1A	Risk Factors	24
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3	Defaults Upon Senior Securities	25
Item 4	Submission of Matters to a Vote of Security Holders	25
Item 5	Other Information	25
Item 6	Exhibits	25-28

	Signatures	29

Part I - Financial Information, Item 1 Financial Statements
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
	(unaudited)
	September 30	December 31,
	2009	2008
Assets
Cash and due from banks	$ 19,438,917	$ 8,769,784
Federal funds sold	34,442,376	26,460,842
Interest-bearing deposits	12,310,219	15,517,115
Investment securities available for sale	49,905,705	33,975,271
Investment securities held to maturity (approximate
fair value of $40,031,510 and $33,523,422)	39,616,443	32,621,797
Loans, less allowance for loan losses
of $625,604 and $707,152	235,193,981	241,430,914
Premises and equipment	6,655,172	6,326,312
Other real estate owned	829,500	-
Accrued interest receivable	1,244,480	1,704,260
Computer software	146,567	156,372
Bank owned life insurance	5,044,862	4,914,810
Other assets	389,408	725,034
	$ 405,217,630	$ 372,602,511
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$ 88,284,486	$ 70,652,032
Interest-bearing	233,733,590	221,807,181
	322,018,076	292,459,213
Securities sold under agreements to repurchase	7,545,718	5,742,765
Note payable	55,044	74,046
Accrued interest payable	205,286	359,673
Deferred income taxes	1,075,423	1,437,813
Other liabilities	185,416	245,507
	331,084,963	300,319,017
Stockholders' equity
Common stock, par value $1 per share
authorized 10,000,000 shares, issued and outstanding
3,005,916 shares at September 30, 2009, and
3,048,397 shares at December 31, 2008	3,005,916	3,048,397
Additional paid-in capital	8,908,384	10,406,403
Retained earnings	60,571,428	56,569,913
	72,485,728	70,024,713
Accumulated other comprehensive income	1,646,939	2,258,781
	74,132,667	72,283,494
	$ 405,217,630	$ 372,602,511

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
	For the three months ended
	September 30
	2009	2008
Interest and dividend revenue
Loans, including fees	$ 3,978,452	$ 4,140,888
U.S. Treasury and government agency securities	391,920	545,844
State and municipal securities	12,672	10,857
Federal funds sold	18,085	221,938
Interest-bearing deposits	26,100	87,138
Equity securities	10,081	9,908
Total interest and dividend revenue	4,437,310	5,016,573

Interest expense
Deposits	591,775	905,011
Borrowings	10,648	25,538
Total interest expense	602,423	930,549

Net interest income	3,834,887	4,086,024
Provision for loan losses	(132,550)	(1,478)
Net interest income after provision for loan losses	3,967,437	4,087,502

Noninterest revenue
Service charges on deposit accounts	243,108	280,280
ATM and debit card	147,965	146,784
Bank owned life insurance	43,962	51,510
Miscellaneous revenue	77,776	47,062
Total noninterest revenue	512,811	525,636

Noninterest expenses
Salaries	902,057	878,244
Employee benefits	201,225	200,211
Occupancy	182,149	188,860
Furniture and equipment	103,669	111,778
Data proccessing	73,915	67,847
ATM and debit card	43,820	81,713
Deposit insurance premiums	151,637	-
Other operating	413,627	395,843
Total noninterest expenses	2,072,099	1,924,496

Income before income taxes	2,408,149	2,688,642
Income taxes	896,500	982,500
Net income	$ 1,511,649	$ 1,706,142

Earnings per common share – basic and diluted	$ 0.50	$ 0.56
Dividend per common share	$ -	$ 1.30

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
	For the nine months ended
	September 30
	2009	2008
Interest and dividend revenue
Loans, including fees	$ 12,005,793	$ 12,520,143
U.S. Treasury and government agency securities	1,237,332	1,683,837
State and municipal securities	34,070	31,657
Federal funds sold	51,272	669,832
Interest-bearing deposits	132,880	209,076
Equity securities	50,150	56,944
Total interest and dividend revenue	13,511,497	15,171,489

Interest expense
Deposits	1,951,112	3,054,918
Borrowings	26,682	40,627
Total interest expense	1,977,794	3,095,545

Net interest income	11,533,703	12,075,944
Provision for loan losses	497,050	75,015
Net interest income after provision for loan losses	11,036,653	12,000,929

Noninterest revenue
Service charges on deposit accounts	743,186	803,242
ATM and debit card	400,557	395,601
Bank owned life insurance	130,052	150,059
Miscellaneous revenue	200,051	181,251
Total noninterest revenue	1,473,846	1,530,153

Noninterest expenses
Salaries	2,705,716	2,637,949
Employee benefits	631,275	644,978
Occupancy	560,586	560,180
Furniture and equipment	340,636	352,240
Data proccessing	215,049	207,865
ATM and debit card	192,472	221,891
Deposit insurance premiums	417,034	30,731
Other operating	1,172,716	1,066,470
Total noninterest expenses	6,235,484	5,722,304

Income before income taxes	6,275,015	7,808,778
Income taxes	2,273,500	2,837,500
Net income	$ 4,001,515	$ 4,971,278

Earnings per common share – basic and diluted	$ 1.32	$ 1.61
Dividend per common share	$ -	$ 1.30

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the nine months ended
	September 30,
	2009	2008
Cash flows from operating activities
Interest and dividends received	$ 14,029,927	$ 15,369,050
Fees and commissions received	1,344,516	1,383,262
Interest paid	(2,132,182)	(3,246,537)
Cash paid to suppliers and employees	(5,894,557)	(5,439,087)
Income taxes paid	(1,944,434)	(2,748,015)
	5,403,270	5,318,673
Cash flows from investing activities
Certificates of deposit purchased, net of maturities	3,315,503	(9,910,482)
Proceeds from maturities of investments available
for sale	17,200,000	23,360,000
Purchase of investments available for sale	(34,149,247)	(13,438,682)
Proceeds from maturities of investments held to
maturity	23,765,000	17,000,000
Purchase of investments held to maturity	(30,773,647)	(25,000,000)
Loans made, net of principal reductions	4,885,851	2,881,941
Proceeds from sale of repossessed loan collateral	39,510	-
Purchases of premises, equipment,
and computer software	(750,181)	(239,230)
Proceeds from sale of equipment	20,900	-
	(16,446,311)	(5,346,453)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	(795,649)	5,355,891
Other deposits	30,354,512	9,093,559
Securities sold under agreements to repurchase	1,802,953	2,619,801
Payments on note payable	(19,002)	(17,898)
Common shares repurchased	(1,540,500)	(1,775,540)
Dividends Paid	-	(3,972,268)
	29,802,314	11,303,545

Net increase in cash and cash equivalents	18,759,273	11,275,765
Cash and cash equivalents at beginning of period	35,270,664	40,568,264
Cash and cash equivalents at end of period	$ 54,029,937	$ 51,844,029

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the nine months ended
	September 30,
	2009	2008
Reconciliation of net income to net cash provided
by operating activities
Net income	$ 4,001,515	$ 4,971,278
Adjustments to reconcile net income to net cash
provided by operating activities
Provision for loan losses	497,050	75,015
(Gain) loss on sale of repossessed loan collateral	(1,203)	-
(Gain) loss on sale of equipment and computer software	(3,593)	-
Amortization of premiums and accretion of
discount, net	58,582	(115,289)
Depreciation and amortization	413,818	431,401
Decrease (increase) in
Accrued interest receivable	459,780	312,799
Cash surrender value of bank owned life insurance	(130,052)	(150,060)
Other assets	321,851	72,547
Increase (decrease) in
Accrued interest payable	(154,387)	(150,992)
Accrued income taxes	2,708	-
Other liabilities	(62,799)	(128,026)
	$ 5,403,270	$ 5,318,673

Composition of cash and cash equivalents
Cash and due from banks	$ 19,438,917	$ 12,103,008
Federal funds sold	34,442,376	39,722,207
Interest-bearing deposits, except for time deposits	148,644	18,814
	$ 54,029,937	$ 51,844,029

Supplemental cash flows information:
Non-cash transfers from loans to other real estate owned	$ 845,000	$ -

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation
    The accompanying unaudited consolidated financial statements conform with accounting principles generally accepted in the United States of America and to the instructions to Form 10-Q. Interim financial statements do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position and results of operations for these interim periods have been made. These adjustments are of a normal recurring nature. Results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected in any other interim period or for the year ending December 31, 2009. For further information, refer to the audited consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 2008.
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

Per share data
    Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding for the period, as follows:

	2009	2008
Three months ended September 30	3,011,098	3,063,966
Nine months ended September 30	3,025,271	3,084,485

2. Comprehensive Income
    Comprehensive income consists of:

	For the nine months ended
	September 30,
	2009	2008
Net income	$ 4,001,515	$ 4,971,278
Unrealized gain (loss) on investment securities
available for sale, net of income taxes	(611,842)	72,926
Comprehensive income	$ 3,389,673	$ 5,044,204

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Investment Securities

    Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
September 30, 2009
Available for sale
U.S. Treasury	$ 45,219,489	$ 1,109,541	$ -	$ 46,329,030
State and municipal	395,000	5,811	1,878	398,933
Equity	1,691,841	1,500,143	14,242	3,177,742
	$ 47,306,330	$ 2,615,495	$ 16,120	$ 49,905,705
Held to maturity
U.S. Treasury	$ 23,499,804	$ 360,743	$ -	$ 23,860,547
U.S. Government agency	13,000,269	41,664	640	13,041,293
State and municipal	3,116,370	13,368	68	3,129,670
	$ 39,616,443	$ 415,775	$ 708	$ 40,031,510

December 31, 2008
Available for sale
U.S. Treasury	$ 28,309,823	$ 1,408,794	$ -	$ 29,718,617
State and municipal	400,000	5,220	590	404,630
Equity	1,691,841	2,160,183	-	3,852,024
	$ 30,401,664	$ 3,574,197	$ 590	$ 33,975,271
Held to maturity
U.S. Treasury	$ 24,519,603	$ 861,569	$ -	$ 25,381,172
U.S. Government agency	6,999,443	32,657	1,016	7,031,084
State and municipal	1,102,751	8,415	-	1,111,166
	$ 32,621,797	$ 902,641	$ 1,016	$ 33,523,422

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Investment Securities (Continued)
    The table below shows the gross unrealized losses and fair value of securities that are in an unrealized loss position as of September 30, 2009, aggregated by length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

U. S. Government Agency	$ 99,360	$ 640	$ -	$ -	$ 99,360	$ 640
State and municipal	328,123	1,946	-	-	328,123	1,946
Equity	294,962	14,242	-	-	294,962	14,242
	$ 722,445	$ 16,828	$ -	$ -	$ 722,445	$ 16,828

    The debt securities for which an unrealized loss is recorded are issues of the Federal Home Loan Bank (a U. S. government agency), and general and highly rated revenue obligations of states and municipalities. The Company has the ability and the intent to hold these securities until they are called or mature at face value. Equity security for which an unrealized loss is recorded is issued by a local community bank holding company. Management believes that these fluctuations in fair value reflect market conditions, and are not indicative of other-than-temporary impairment of the investments.

    The amortized cost and estimated fair value of debt securities, by contractual maturity and the amount of pledged securities, follow. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Available for sale
Within one year	$ 22,095,198	$ 22,138,688	$ 17,159,259	$ 17,201,296
After one year
through five years	21,523,010	21,898,650	9,554,499	9,960,076
After ten years	1,996,281	2,690,625	1,996,065	2,961,875
	$ 45,614,489	$ 46,727,963	$ 28,709,823	$ 30,123,247

Held to maturity
Within one year	$ 21,041,568	$ 21,382,307	$ 13,766,474	$ 14,027,311
After one year
through five years	18,574,875	18,649,203	18,855,323	19,496,111
	$ 39,616,443	$ 40,031,510	$ 32,621,797	$ 33,523,422

Pledged securities	$ 25,747,735	$ 26,758,790	$ 25,023,730	$ 26,891,914

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

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Loan commitments
    Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Outstanding loan commitments and letters of credit consist of:

	September 30, 2009	December 31, 2008
Loan commitments and lines of credit
Construction and land development	$ 10,453,391	$ 15,218,812
Other	21,810,385	22,245,089
	$ 32,263,776	$ 37,463,901

Standby letters of credit	$ 2,172,566	$ 1,921,878

5. Assets Measured at Fair Value
    The Company values investment securities classified as available for sale and other real estate acquired through foreclosure at fair value on a recurring basis. The fair value hierarchy established in the financial accounting standards board accounting standards codification topic titled Fair Value Measurements defines three input levels for fair value measurement. Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than those in Level 1. Level 3 is based on significant unobservable inputs. The Company values US Treasury securities, government agency securities, and an equity investment in an actively traded public utility under Level 1. Municipal debt securities, equity investments in community banks, and other real estate acquired through foreclosure are valued under Level 2. The Company has no assets measured at fair value on a recurring basis that are valued under Level 3 criteria. At September 30, 2009, values for available for sale investment securities were established as follows:

	Total	Level 1 Inputs	Level 2 Inputs
Investment securities available for sale	$ 49,905,705	$ 46,638,438	$ 3,267,267
Other real estate owned	829,500	829,500	-
	$ 50,735,205	$ 47,467,938	$ 3,267,267

The Company does not have the intent to sell any of these securities; and deems that it is more likely than not, that it will not have to sell any of these securities before recovery of their individual cost basis.
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

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

New authoritative accounting guidance

    On July 1, 2009, the Accounting Standards Codification (ASC) became the Financial Accounting Standards Board’s (FASB) officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the away companies refer to U.S. GAAP in financial statements and accounting policies.
    The following accounting guidance has been approved by the Financial Accounting Standards Board and would apply to the Company if the Company or the Bank entered into an applicable activity.
    FASB ASC Topic 715, "Compensation - Retirement Benefits" provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. Adoption of the disclosure requirements of ASC topic 715 will be effective beginning with the financial statements for the year-ended December 31, 2009 and is not expected to have a significant impact on the Company’s financial statements.
    Accounting Standards Update No. 2009-5, under FASB ASC Topic 820, "Fair Value Measurement and Disclosures,"ot; provides authoritative guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such a case, the reporting company must measure must measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The new authoritative accounting guidance under ASC Topic 820 will be effective for the Company’s financial statements beginning October 31, 2009, and is not expected to have a significant impact on the Company’s financial statements.
    FASB ASC Topic 855, "Subsequent Events" establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 became effective for periods ending after June 15, 2009, and did not have a significant impact on the Company’s financial statements.
    FASB ASC Topic 860, "Transfers and Servicing" enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This new guidance eliminates the concept of a "qualifying special-purpose entity" and changes the requirements for derecognizing financial assets. It also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.
    The accounting policies adopted by management are consistent with authoritative U.S. generally accepted accounting principles and are consistent with those followed by peer Banks.

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
    The Company currently engages in no business other than owning and managing the Bank. The Bank employed 89 full time equivalent employees as of September 30, 2009. The Bank hires seasonal employees during the summer. The Company has no employees other than those hired by the Bank.

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

Financial Condition
     Total assets of the Company increased $32.6 million (8.75%) from December 31, 2008 to September 30, 2009. Combined deposits and customer repurchase agreements increased $31.4 million (10.52%) during the same period. Management believes that some of the recent growth in deposit balances results from market instability that is part of a continuing general economic recession. Consumers often seek the safety of conservatively run community banks when the stock market has a significant and prolonged downturn. For further discussion of seasonal activity that affects deposit levels, see the section titled Liquidity.
    Average total assets and average total deposits increased $23.3 million and $24.6 million, respectively, from third quarter 2008 to third quarter 2009. Management carefully monitors deposit increases and reductions and the resulting effect on liquidity. Funds generated by recent deposit growth have been invested in interest-bearing deposits in banks and in debt securities.

Loan Portfolio
     During the first three quarters of 2009, the Bank’s gross loan portfolio decreased $6.3 million (2.61%). This decrease in loans, coupled with increased deposits has resulted in the Bank investing higher balances in debt securities. This shift from higher earning loans to lower yielding debt securities has a negative effect on earnings. There is no adverse impact on the Company’s ability to meet liquidity demands resulting from decreases in the loan portfolio or increased investment in short-term debt instruments, most of which are classified as available for sale.
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
    Management believes that in a general economic downturn, such as the region has experienced through 2008 and 2009, the Bank has increased likelihood of loss is in unsecured loans - commercial and consumer, and in secured consumer loans. Reserves for these segments of the portfolio are included in the formula-based portion of the ALLL. As of September 30, 2009, management reserved 85 bp against unsecured loans, and consumer loans secured by other than real estate. Both of these reserves were increased during the first, second and third quarters of this year in recognition of the prolonged economic challenges to regional, national, and global economies. Additionally, management reserved 10.0% against overdrawn checking accounts which are a distinct high risk category of unsecured loan.
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
    Historically, the absence or improper execution of a document has not resulted in a loss to the Bank, however, management recognizes that the Bank’s loss exposure is increased until a critical contract or collateral documentation exception is cured. At September 30, 2009, management reserved 10 bp against the outstanding balances of loans identified as having critical documentation exceptions.
    The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level management has determined to be appropriate. The allowance is increased by current period provisions and by recoveries of amounts previously charged-off. The allowance is decreased when loans are charged-off as losses, which occurs when they are deemed to be uncollectible. Adjustments made to bring the balance in the allowance to the level established by management may result in an increase or decrease to expense. Provisions for loan losses of ($132,550) and $497,050 were made for the third quarter of 2009 and year-to-date, respectively. This compares to provisions for loan losses of ($1,478) and $75,015 for the comparable periods in 2008. The increased year-to-date provision for loan loss reflects the consequences of the current economy. As the recession continues and borrowers suffer personal and professional financial hardship, the likelihood of loss on previously performing loans increases. As Management identifies loans with heightened loss potential, a provision for those losses is recorded. Management believes that loan losses are a lagging indicator of economic distress and that losses may continue after improvement is noted in the economy at large.
    Year-to-date the level of the ALLL has fallen slightly from $707,152 at December 31, 2008 to $625,604 at September 30, 2009. This results from increases due to additional loss provisions and decreases as troubled loans are charged off. Management considers the September 30, 2009 allowance appropriate and adequate to absorb identified and inherent losses in the loan portfolio. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. As of September 30, 2009, management has identified two loans with balances totaling $539,637 which are anticipated to be wholly charged-off within the next 12 months. One of these loans is 80% guaranteed by a US government agency. The anticipated loss on these loans totals $119,877 and has been fully reserved in the ALLL.

    The following is a schedule of transactions in the allowance for loan losses. The Bank experienced net charge-offs of $121,101 in the third quarter of 2009 and $578,599 in the current year to date. As described earlier, management attributes the increased loan losses to the effects of the current economic recession on some of the Bank’s customers and, subsequently, on the Bank.

Allowance for Loan Losses
	For nine months ended		For the year ended
	September 30		December 31
	2009	2008	2008
Balance at beginning of year	$ 707,152	$ 195,525	$ 195,525
Loans charged-off:
Real estate - construction and land	75,000	-	-
Real estate - mortgage	399,704	-	-
Commercial	83,105	59,199	76,383
Consumer	38,120	12,216	34,532
Total loan losses	595,929	71,415	110,915
Recoveries on loans previously charged off:
Real estate - construction	-	-	-
Real estate - mortgage	669	-	-
Commercial	276	-	3,785
Consumer	16,386	350	1,231
Total loan recoveries	17,331	350	5,016

Net loan charge-offs (recoveries)	578,598	71,065	105,899
Provision for loan losses charged to expense	497,050	75,015	617,526
Balance at end of period	$ 625,604	$ 199,475	$ 707,152

Average loans outstanding during the period	$ 239,930,765	$ 238,446,661	$ 238,873,590
Annualized net charge-offs as a percentage of
average loans outstanding during the period	0.32%	0.04%	0.04%

Gross loans outstanding at the end of the period	$ 235,819,585	$ 235,318,797	$ 242,138,066
Allowance for loan losses to gross loans
outstanding at the end of the period	0.27%	0.08%	0.29%

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

    Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans. Nonperforming assets are comprised of nonperforming loans combined with real estate acquired in foreclosure and held for sale (other real estate owned). The following table details the composition of nonperforming assets as of September 30, 2009 or December 31, 2008.

	September 30,	December 31,
	2009	2008
Loans 90 days or more past due and still accruing
Real estate	$ 990,869	$ 4,602,365
Commercial	-	40,000
Consumer	4,420	5,427
	995,289	4,647,792
Nonaccruing loans	1,450,876	199,724
Total nonperforming loans	2,446,165	4,847,516

Other real estate owned	829,500	-
Total nonperforming assets	$ 3,275,665	$ 4,847,516

Interest not accrued on nonaccruing loans	$ 55,698	$ 6,797

Interest included in net income on nonaccruing loans,
year-to-date	$ 24,307	$ -

    A loan with a principal balance of $4,500,000 is included in amounts past due 90 days or more and still accruing at December 31, 2008. Late in 2008, the Bank was notified that there is a lien on the property securing this loan that is superior to the Bank’s liens. The Bank was not aware of this lien at the time the loan was originated, and the Bank’s settlement agent did not discover the lien during the title examination process. The Bank has filed a claim with the title company that has insured its lien. The Bank believes the title company will indemnify the Bank for any losses resulting from the superior lien, although there is no guarantee that this will be the case. As of September 30, 2009, interest on this loan was current. The Bank’s claim with the title company has not yet been settled.
    Loans are considered impaired when, based on current information, management considers it unlikely that collection of principal and interest payments will be made according to contractual terms. Generally, loans are not reviewed for impairment until the accrual of interest has been discontinued, although management may categorize a performing loan as impaired based on knowledge of the borrower’s financial condition, devaluation of collateral, or other circumstances that are deemed relevant to loan collection. Impaired loans may have specific reserves, or valuation allowances, allocated to them in the ALLL. Estimates of loss reserves on impaired loans may be determined based on any of the three following measurement methods which conform to authoritative accounting guidance: (1) the present value of future cash flows, (2) the fair value of collateral, if repayment of the loan is expected to be provided by underlying collateral, or (3) the loan’s observable fair value. The Bank selects and applies, on a loan-by-loan basis, the appropriate valuation method. Loans determined to be impaired, but for which no specific valuation allowance is made because management believes the loan is secured with adequate collateral or the Bank will not take a loss on such loan, are grouped with other homogeneous loans for evaluation under formula-based criteria described previously.

    Impaired loans including nonaccruing loans totaled $3,853,923 and $8,888,200, at September 30, 2009, and December 31, 2008, respectively. Principal balances of impaired loans include $419,770 which is guaranteed by a government agency at both September 30, 2009, and December 31, 2008.

	September 30, 2009	December 31, 2008
Impaired loans with valuation allowances,
including nonaccruing loans	$ 1,755,304	$ 4,328,618
Valuation allowances on impaired loans	$ 432,721	$ 605,405

Impaired loans with no valuation allowances	$ 2,098,619	$ 4,559,582

Total impaired loans	$ 3,853,923	$ 8,888,200

Liquidity
 September 30, 2009 December 31, 2008 Impaired loans with valuation allowances, including nonaccruing loans $1,755,304 $4,328,618 Valuation allowances on impaired loans $432,721 $605,405 Impaired loans with no valuation allowances $2,098,619 $4,559,582 Total impaired loans $3,853,923 $8,888,200 September 30, 2009 December 31, 2008 Impaired loans with valuation allowances, including nonaccruing loans $1,755,304 $4,328,618 Valuation allowances on impaired loans $432,721 $605,405 Impaired loans with no valuation allowances $2,098,619 $4,559,582 Total impaired loans $3,853,923 $8,888,200 retail repurchase agreements were 45.16% for the third quarter of 2009 compared to 41.92% for the same quarter of 2008.
    The Company has available lines of credit, including overnight federal funds and reverse repurchase agreements, totaling $28,000,000 as of September 30, 2009.
    Average net loans to average deposits were 74.36% versus 80.19% as of September 30, 2009 and 2008, respectively. Average net loans increased by a modest .41% while average deposits grew by 8.28%. Funding for loan growth was provided by deposit increases. Because loans earn higher average rates than the Bank’s cost of funds, this results in a positive effect on earnings. Average deposit balance increases occurred in all categories of deposits, but were particularly notable in time deposits. Neither changes in deposit portfolio composition nor the increase in outstanding loan balances has a negative impact on the Company’s ability to meet liquidity demands.

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
    On the liability side, deposit products are structured to offer incentives to attain the desired maturity distribution. Competitive factors sometimes make control over deposits more difficult and, therefore, less effective as an interest rate sensitivity management tool.
    The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources, and liquidity. Management of the liability mix of the balance sheet focuses on expanding the various funding sources.
    As of September 30, 2009, the Company was cumulatively asset-sensitive for all time horizons. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Results of Operations
     Net income for the three months ended September 30, 2009, was $1,511,649 or $.50 per share, compared to $1,706,142 or $.56 per share for the third quarter of 2008. This represents a decrease of $194,493 or 11.40% from the prior year. Year to date net income has decreased $969,763 or $.29 per share from $4,971,278 ($1.61 per share) in 2008 to $4,001,515 ($1.32 per share) in 2009. The key components of net income are discussed in the following paragraphs.
    For the first nine months of 2009 compared to 2008, net interest income decreased $542,241 (4.49%). Net interest income decreased $251,137 (6.15%) in the third quarter of 2009 compared to the same period of 2008. The decrease in interest and dividend revenue is primarily attributable to market rate reductions which have resulted in the dramatic downward repricing of overnight federal funds and slower but steady downward repricing of interest-bearing deposits in banks and debt securities. Interest expense decreased in the third quarter of 2009 by $328,126 (35.26%) relative to the comparable period last year due to lower rates on all deposits, but particularly time deposits. For the year to date, interest expense is down $1,117,751 (36.11%) relative to the previous year to date.
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
    The tax-equivalent quarterly yield on interest-earning assets decreased by 92 basis points from 5.75% for third quarter 2008 to 4.83% in 2009. The quarterly yield on interest-bearing liabilities decreased by 70 basis points from 1.70% in 2008 to 1.00% in 2009. In combination, these shifts contribute to a decrease in net margin on interest-earning assets of 51 basis points.

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

Average Balances, Interest, and Yields
	For the quarter ended			For the quarter ended
	September 30, 2009			September 30, 2008
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield

Assets
Federal funds sold	$ 37,585,106	$ 18,085	0.19%	$ 43,752,965	$ 221,938	2.02%
Interest-bearing deposits	12,284,308	26,100	0.84%	10,899,809	87,138	3.18%
Investment securities	81,079,391	446,496	2.18%	60,345,351	608,017	4.01%
Loans, net of allowance	239,223,663	4,019,226	6.67%	238,243,801	4,186,781	6.99%
Total interest-earning assets	370,172,468	4,509,907	4.83%	353,241,926	5,103,874	5.75%
Noninterest-bearing cash	17,849,768			12,096,712
Other assets	14,254,239			13,641,588
Total assets	$ 402,276,475			$ 378,980,226

Liabilities and Stockholders' Equity
Interest-bearing deposits
NOW	$ 51,424,450	37,201	0.29%	$ 48,928,744	56,726	0.46%
Money market	36,663,323	45,981	0.50%	32,345,651	77,261	0.95%
Savings	45,026,198	56,096	0.49%	41,724,294	77,858	0.74%
Other time	98,448,988	452,497	1.82%	88,782,767	693,166	3.11%
Total interest-bearing deposits	231,562,959	591,775	1.01%	211,781,456	905,011	1.70%
Securities sold under agreements to repurchase & federal funds purchased	7,777,915	9,758	0.50%	6,102,057	24,274	1.58%
Borrowed funds	57,311	890	6.16%	82,283	1,264	6.11%
Total interest-bearing liabilities	239,398,185	602,423	1.00%	217,965,796	930,549	1.70%
Noninterest-bearing deposits	90,127,491			85,319,024
	329,525,676	602,423	0.73%	303,284,820	930,549	1.22%
Other liabilities	1,304,113			1,509,882
Stockholders' equity	71,446,686			74,185,524
Total liabilities and
stockholders' equity	$ 402,276,475			$ 378,980,226
Net interest spread			3.83%			4.05%
Net interest income		$ 3,907,484			$ 4,173,325
Net margin on interest-earning assets			4.19%			4.70%

Tax equivalent adjustment in:
Investment income		$ 31,823			$ 41,408
Loan income		$ 40,774			$ 45,893

    Provisions for loan losses of ($132,550) and $497,050 were recorded during the three and nine months periods ended September 2009, respectively. Net loans charged-off were $578,598 and $71,065 during the first three quarters of 2009 and 2008, respectively. Management attributes the increased loan losses to the generally poor state of the economy which has had an adverse effect on certain borrowing customers. See Loan Quality and the Allowance for Loan Losses for a discussion of the provision for loan losses.
    Noninterest revenue for the third quarter of 2009 is $12,825 (2.44%) lower than the comparable period last year. Noninterest revenue for the year-to-date is $56,307 (3.68%) less than last year. For both the quarter and the year-to-date, results are largely due to decreased service charges on deposit accounts and the reduced rate of growth in cash surrender value of bank owned life insurance abated by increased miscellaneous revenues. Most of the increase is miscellaneous revenues is attributable to increased fees for placement of brokered certificates of deposit in the Certificate of Deposit Account Registry Services® network.
    Noninterest expense for the third quarter of 2009 is $147,603 (7.67%) more than last year of which $151,637 is due to increased FDIC premiums. Noninterest expense year-to-date is $513,180 (8.97%) more than last year of which $386,303 is due to FDIC premium increases. FDIC insurance premiums have jumped dramatically due to increased rates and assessable balances, the expiration of the one-time insurance premium credit, and the accrual of a special assessment to restore the deposit insurance fund to target levels.
    Income taxes for the nine months ended September 30, 2009 are $564,000 (19.88%) lower than the same period last year, on a pre-tax income decrease of $1,533,763 (19.64%). This is consistent with the Company’s effective tax rate of approximately 36.0%.

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

Capital Resources and Adequacy
     Total stockholders’ equity increased $1,849,173 from December 31, 2008 to September 30, 2009. This increase is attributable to comprehensive income recorded during the period, as detailed in Note 2 of the Notes to Financial Statements, reduced by $1,540,500 used to repurchase and retire 42,481 shares of common stock.
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
    Tier one risk-based capital ratios of the Company as of September 30, 2009 and December 31, 2008 were 32.95% and 31.8%, respectively. Both are substantially in excess of regulatory minimum requirements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
    The Company’s principal market risk exposure relates to interest rates on interest-earning assets and interest-bearing liabilities. Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company and the Bank are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company's performance than do the effects of changes in the general rate of inflation and change in prices. This can be clearly seen in the table of Average Balances, Interest, and Yields presented in the section Results of Operation. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management monitors and seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.
    At September 30, 2009, the Company’s interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 24.38%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.

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
    The Company’s management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009. Based on that evaluation, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

Changes in Internal Controls
     During the quarter ended on the date of this report, there were no significant changes in the Company’s internal control over financial reporting that have had or are reasonably likely to have a material effect on the Company’s internal control over financial reporting. As of September 30, 2009, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s internal controls over financial reporting are effective.

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

			(c) Total number	(d) Maximum number
	(a) Total	(b) Average	of Shares Purchased	of Shares that may
	Number	Price Paid	as Part of a Publicly	yet be Purchased
Period	of Shares	per Share	Announced Program	Under the Program
July	7,772	35.00	7,772	187,222
August	7,756	35.15	7,756	179,466
August**				293,883
September	200	35.00	200	293,683
Totals	15,728	35.07	15,728

** Additional shares made available by Board resolution.

    The Company publicly announced on August 14, 2003, that it would repurchase up to 10% of its outstanding equity stock at that time, which equated to a total of 324,000 common shares available for repurchase. This plan has been renewed by public announcement as of January 1, 2005, May 18, 2007, and August 13, 2009. As of August 13, 2009, a total of 301,539 common shares were available for repurchase.
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

Item 6 Exhibits and Reports on Form 8-K
    a) Exhibits
        31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Calvin B. Taylor Bankshares, Inc.

Date: November 5, 2009_______	By:	/s/ Raymond M. Thompson
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
Calvin B. Taylor Bankshares, Inc.

Date: November 5, 2009_______	By:	/s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)

Exhibit 32
Certification - Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2009, of the Registrant (the "Report"):
    (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
Calvin B. Taylor Bankshares, Inc.

Date: November 5, 2009_______	By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

Date: November 5, 2009_______	By:	/s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calvin B. Taylor Bankshares, Inc.

Date: November 5, 2009_______	By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

Date: November 5, 2009_______	By:	/s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)