Form 10-K
period 2009-12-31
TAYLOR CALVIN B BANKSHARES INC
filed 2010-03-11
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ____ No ____ Not required [X]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____ Accelerated filer [ X ]

Non- accelerated filer ____ (Do not check if a smaller reporting company) Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ____ No [ X ]

The aggregate market value of the Common Stock, all of which has voting rights, held by non-affiliates of the registrant on December 31, 2009, was $82,863,323. This calculation is based upon the last price known to the registrant at which its Common Stock was sold as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2009, the last known sale price was $33.25 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock. On February 28, 2010, 3,000,508 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Company's Proxy Statement for Annual Meeting of Stockholders to be held on May 12, 2010, is incorporated by reference in this Form 10-K in Part III, Item 10, Item 11, Item 12, Item 13, and Item 14.

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
    Other bank services include cash management services, 24-hour ATM’s, debit cards, safe deposit boxes, travelers’ checks, direct deposit of payroll and social security funds, and automatic drafts for various accounts. The Bank offers bank-by-phone and Internet banking services, including electronic bill-payment, as well as electronic statement delivery to both commercial and retail customers. The Bank’s commercial customers can subscribe to a remote capture service that enables them to electronically capture check images and make on-line deposits. The Bank also offers non-deposit products including retail repurchase agreements.

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

Employees
    As of December 31, 2009, the Bank employed 88 full-time equivalent employees. The Company's operations are conducted through the Bank. Consequently, the Company does not have separate employees. None of the employees of the Bank are represented by any collective bargaining unit. The Bank considers its relations with its employees to be good.

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

Gramm-Leach-Bliley Act
    In November 1999, the Gramm-Leach-Bliley Act was signed into law. Among other things, the Act repeals the restriction, contained in the Glass-Steagall Act, on banks affiliating with securities firms. The Act permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities. The Act is intended to grant certain powers to community banks that larger institutions have accumulated on an ad hoc basis. While it is not possible to determine the full effect that the Act has had on the Company and the Bank, one possible consequence of the Act may be increased competition from larger institutions and other types of companies.

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

Deposit Insurance
    The FDIC establishes rates for the payment of deposit insurance premiums by federally insured banks and thrifts. The Deposit Insurance Fund (DIF) is maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. The Federal Deposit Insurance Reform Act of 2005 creates a revised deposit insurance assessment rate structure, effective January 1, 2007. Under this system, assessment rates are based on Risk Categories as determined by a combination of CAMELS component ratings and financial ratios. In addition to the amount paid for deposit insurance, banks are assessed an additional amount to service the interest on the bond obligations of the Financial Corporation (FICO). Any increase in deposit insurance premiums for the Bank will increase the Bank’s operating expenses, and there can be no assurance that such costs can be passed on to the Bank’s customers.
    During 2009, as a consequence of recent bank and thrift failures, the DIF fell below target levels. FDIC replenished the fund in mid-2009 by levying a special assessment on insured depository institutions. This special assessment was expensed in the second quarter of 2009. Late in 2009, additional DIF replenishment was achieved by FDIC collecting prepaid insurance premiums from insured depository institutions in an amount calculated to cover premiums for 2010 through 2012. The prepaid amount was paid in December 2009 and will be expensed in the future periods to which it applies.

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

Recent Economic and Legislative Developments
    Bank and thrift failures that began making news in late 2008, continued throughout 2009, and are expected to continue in 2010. Securitization of subprime, adjustable rate mortgage loans originated in the United States has been cited as contributing to a global economic recession. Other contributory factors include a pool of investors willing to tolerate the risks attached to high yield mortgage backed securities, complex investment products that were not understood by investors or auditors/examiners, and inadequate oversight. Although neither the Company nor the Bank originated or invested in subprime loans, the economic downturn has affected their ability to invest profitably and the ability of some customers to repay their loans.
    The Federal Reserve Open Market Committee reduced the federal funds rate from 4.25% at the beginning of 2008 to a range of 0.00% to 0.25% at the end of 2008. This low rate remained through 2009. Other short-term investments have experienced similar declines. These rate reductions have not yet accomplished their goal of stimulating borrowing and lending activity. The impact on the Company is reduced interest revenues and yields on federal funds sold, debt securities, and certificates of deposit in other banks.
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
    Within weeks of the establishment of TARP, Treasury determined that direct asset purchase might not be the most effective use of TARP funds, and announced that some of the funds would be used in the Capital Purchase Program (CaPP). Under CaPP, up to $250 billion in preferred securities could be purchased from major financial institutions on the assumption that stronger equity positions would better equip financial institutions to withstand the impact of troubled asset holdings and would encourage lending. Alternate means for deploying TARP funds and monitoring effectiveness of their distribution are the subject of ongoing debate by policy makers and analysts. The Company and the Bank did not seek this assistance and did not benefit directly from TARP funds.
    Late in 2008, to bolster public confidence in the financial system and reduce potential investor losses, deposit insurance levels were raised from $100,000 to $250,000 per depositor in accounts other than certain retirement accounts which are already insured to $250,000. Additional insurance of all noninterest bearing transaction account balances is available to depositors in participating financial institutions. The Company and the Bank elected to participate in the Temporary Liquidity Guarantee Program (TLG), providing this additional insurance. These actions contributed to growth in deposit balances which began in fourth quarter 2008 and continued through 2009, as investors seek the safety of insured deposits in community banks. Deposit insurance premiums increase as a result of higher deposit balances, higher insurance limits, participation in TLG, and higher insurance rates. Management does not expect to pass all of the additional insurance premium costs on to customers.
    In the most stable economic times, the Company cannot reliably predict the effect of changing government policies on earnings, or loan and deposit levels. The impact on future results of operation of the Company and the Bank due to turbulent economic times are uncertain. Management expects 2010 to continue the pattern of lower net interest income and higher fees associated with loan collection established in 2009.

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
    A primary source of revenue for the Bank is lending, which is also the area of greatest credit risk. To ameliorate credit risk, the Board and management have adopted conservative lending practices. Board approved policies provide underwriting guidance. During the sustained economic downturn which continued through 2009, the Company has suffered historically high levels of delinquencies and loan losses. Management believes that delinquencies and loan losses would have been greater if past lending practices had been less conservative.
    Individual loan authorities are low with no individual officer having a secured loan authority over $200,000 or unsecured authority over $100,000. One result of the low individual limits is that the Executive Committee or the full Board approves most mortgage loans and many commercial non-mortgages. The Bank’s product offerings are non-complex and no new loan products have been introduced this year.
    Credit risk attributable to concentrations include the coastal geography in which the Bank operates and the hospitality industry associated with the local resorts. There are no significant concentrations related to an individual borrowing relationship.

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
    The Bank controls interest rate risk by keeping both interest-bearing assets and liabilities short-term. As of December 31, 2009, approximately 96.3% of the Bank’s loans are either variable rate or written on demand, and investment securities generally mature within three years. The longest term offered on a customer certificate of deposit is 24 months. This strategy has carried the Bank through rate cycles successfully in the past.

Liquidity Risk
    Liquidity risk is the risk to earnings or capital from a bank’s inability to meet its obligations when they come due without incurring unacceptable losses or costs. An example would be: Depositors withdrawing their deposits when the bank does not have the liquid assets to fund the withdrawals while meeting loan-funding obligations.
    The Company’s consolidated liquidity ratio was 42.6% in 2009, 40.0% in 2008, and 42.0% in 2007. Based on these liquidity ratios and other available sources of funds, the Company anticipates that it will be able to fund loan demand and meet deposit withdrawal requests through the reduction of overnight investment in federal funds sold, maturity of investment securities, and, if necessary, borrowing against lines of credit with correspondent banks.

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
    The regional, national, and international economic recession which deepened throughout 2008 appears to have bottomed in 2009. It has caused borrowers hardships that effect their ability to repay loans, resulting in the Bank experiencing upward moving delinquencies, higher than usual charge-offs, collateral repossessions, and mortgage foreclosures. Additionally, historically low market rates have reduced earnings on investments, including federal funds sold. Due to conservative investment practices, neither the Company nor the Bank has experienced portfolio value declines of significance. The Company and Bank expect the current adverse market conditions to continue to depress earnings for at least another year resulting in slower than usual growth in capital. The Company and the Bank have capital well in excess of the regulatory definition of well-capitalized which management expects to remain at that level.

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

Strategic Risk
    Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions. A bank's strategic plan is the route it is going to follow based on management’s perception of the future. If the plan is wrong or improperly implemented, the bank is at risk.
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
    As of February 28, 2010 there were approximately 1,012 stockholders of record and 3,000,508 shares of Common Stock issued and outstanding. There is no established public trading market in the stock, and there is no likelihood that a trading market will develop in the near future. Transactions in the common stock are infrequent and are frequently negotiated privately between the persons involved in those transactions.
    All outstanding shares of common stock of the Company are entitled to share equally in dividends from funds legally available, when, as, and if declared by the Board of Directors. The Company paid or declared dividends of $.90 per share in 2009, $2.15 per share in 2008, and $.80 per share in 2007. Included in 2008 was a special cash dividend of $1.30 per share which is not expected to be an annual event.
    The following table presents information about the Company’s repurchase of its equity securities during the calendar quarter ended on the date of this Form 10-K.

	(a) Total Number of shares	(b) Average Price Paid per Share	(c ) Total Number of Shares Purchased as Part of a Publicly Announced Program	(d) Maximum Number of Shares that may yet be Purchased Under the Program
Period
October	1,200	$34.65	1,200	292,483
November	1,345	$33.07	1,345	291,138
December	2,863	$32.94	2,863	288,275
Totals	5,408	$33.35	5,408

    The Company publicly announced on August 14, 2003, that it would repurchase up to 10% of its outstanding equity stock at that time, which equated to a total of 324,000 common shares available for repurchase. As of January 1, 2005, and again on May 18, 2007, this plan was renewed by public announcement, making up to 10% of the Company’s outstanding equity stock available for repurchase at the time of each renewal. On January 13, 2010, as part of its capital planning, the Board of Directors voted to suspend until June 30, 2010, the stock buy-back program.
    There is no expiration date for this program. No other stock repurchase plan or program existed or exists simultaneously, nor has any other plan or program expired during the period covered by this table. Common shares repurchased under this plan are retired. Through December 31, 2009, 239,492 shares have been retired under this program.

Item 6. Selected Financial Data

    The following table presents selected financial data for the five years ended December 31, 2009.

	2009	2008	2007	2006	2005
	(Dollars in thousands, except for per share data)
At Year End
Total assets	$393,528	$372,603	$369,146	$369,512	$391,054
Total deposits	$312,648	$292,459	$288,944	$290,325	$310,858
Total loans, net of unearned income and
allowance for loan losses	$240,062	$241,431	$238,076	$233,231	$206,421
Total stockholders' equity	$72,278	$72,283	$74,476	$71,381	$67,530
Common shares issued and outstanding	3,000,508	3,048,397	3,102,510	3,149,356	3,187,556

For the Year
Average total assets	$386,038	$366,900	$372,006	$377,211	$399,345
Average stockholders' equity	$71,898	$73,726	$72,569	$69,268	$69,138
Net interest income	$15,360	$15,978	$17,032	$16,963	$15,912
Net income	$5,110	$6,059	$7,297	$7,400	$6,798
Cash dividend	$2,704	$6,566	$2,485	$2,368	$6,694

Per share data
Book value	$24.09	$23.71	$24.01	$22.67	$21.19
Net income	$1.69	$1.97	$2.33	$2.33	$2.13
Cash dividends declared	$0.90	$2.15	$0.80	$0.75	$2.10

Other ratios
Return on average assets	1.32%	1.65%	1.96%	1.96%	1.70%
Return on average equity	7.11%	8.22%	10.05%	10.68%	9.83%
Dividend payout ratio	53.25%	109.14%	34.33%	32.19%	98.59%
Average equity to average assets ratio	18.62%	20.09%	19.51%	18.36%	17.31%

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

Overview
    Consolidated income of the Company is derived primarily from operations of the Bank. Net income for 2009 was $5,109,609 compared to $6,059,217 for 2008, and $7,296,587 for 2007. The Company had a return on average equity of 7.11% and return on average assets of 1.32% for 2009, compared to returns on average equity of 8.22% and 10.05%, and returns on average assets of 1.65% and 1.96%, for 2008 and 2007, respectively.

Results of Operations
    The Company’s net income of $5,109,609, or $1.69 per share, for the year ended December 31, 2009, was a decrease of $949,608 (15.67%) from net income of $6,059,217, or $1.97 per share, for the year ended December 31, 2008. Contributing to this decrease was a $618,834 (3.87%) decrease in net interest income, a $232,474 (37.65%) increase in the provision for loan losses, a $48,564 (2.38%) decrease in noninterest revenue, and a $561,304 (7.06%) increase in noninterest expense, offset by a $511,568 (15.11%) reduction in income tax expense. These factors are discussed further in the following pages.
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
    The Company’s net income of $1,108,094 or $.37 per share, for the quarter ended December 31, 2009, was a modest increase of $20,155 (1.85%) from the net income of $1,087,939 or $.36 per share, for the quarter ended December 31, 2008. A lower quarterly provision for loan loss, the primary reason for the decrease, resulted from management’s assessment of the quality of the loan portfolio at the reporting date. See "Loan Quality and the Allowance for Loan Losses" for additional related disclosure and discussion.
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
    The key performance measure for net interest income is the "net margin on interest-earning assets," or net interest income divided by average interest-earning assets. The Company's net interest margin for 2009 on a non-GAAP tax-equivalent basis was 4.38%, compared to 4.77% and 5.07% for 2008 and 2007, respectively. Because most of the Bank’s loans are written with a demand feature, the income of the Bank should not change dramatically as interest rates change. Management of the Company expects to maintain the net margin on interest-earning assets. The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although such expectations are based on management's judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management's expectations cannot be assured.
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

	Average Balances, Interest, and Yields
	(Dollars stated in thousands)
	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2009			December 31, 2008			December 31, 2007
	Average			Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$ 33,355	$ 67	0.20%	$ 36,328	$ 732	2.02%	$ 37,826	$ 1,919	5.07%
Interest-bearing deposits	12,227	158	1.30%	9,659	325	3.37%	3,494	168	4.82%
Investment securities:
U. S. Treasury	56,949	1,498	2.63%	44,359	1,902	4.29%	55,061	2,636	4.79%
U. S. Government Agency	9,926	199	2.00%	10,330	468	4.53%	6,568	310	4.73%
State and municipal	2,541	72	2.83%	1,359	65	4.82%	2,397	95	3.97%
Other	1,934	92	4.77%	1,934	109	5.64%	1,927	101	5.27%
Total investment securities	71,350	1,861	2.61%	57,982	2,544	4.39%	65,953	3,142	4.77%
Loans:
Commercial	21,104	1,338	6.34%	24,272	1,628	6.71%	23,812	1,691	7.10%
Mortgage	218,800	14,617	6.68%	212,104	14,917	7.03%	208,936	14,870	7.12%
Consumer	2,191	181	8.24%	2,497	206	8.23%	2,465	206	8.37%
Total loans	242,095	16,136	6.67%	238,873	16,751	7.01%	235,213	16,767	7.13%
Allowance for loan losses	725			237			199
Total loans, net of allowance	241,370	16,136	6.69%	238,636	16,751	7.02%	235,014	16,767	7.13%
Total interest-earning assets	358,302	18,222	5.09%	342,605	20,352	5.94%	342,287	21,996	6.43%
Noninterest-bearing cash	13,634			10,906			16,179
Premises and equipment	6,546			6,391			6,548
Other assets	7,556			6,998			6,992
Total assets	$386,038			$366,900			$372,006
Interest-bearing deposits
NOW	$ 50,932	138	0.27%	$ 48,624	201	0.41%	$ 51,297	183	0.36%
Money market	34,946	189	0.54%	32,070	305	0.95%	33,590	317	0.94%
Savings	44,648	221	0.50%	41,667	309	0.74%	44,137	327	0.74%
Other time	99,614	1,958	1.97%	90,596	3,149	3.48%	84,867	3,789	4.46%
Total interest-bearing deposits	230,140	2,506	1.09%	212,957	3,964	1.86%	213,891	4,616	2.16%
Securities sold under agreements
to repurchase	6,527	32	0.50%	4,792	53	1.11%	4,248	29	0.69%
Borrowed funds	60	4	6.21%	85	5	6.14%	109	7	6.10%
Total interest-bearing liabilities	236,727	2,542	1.07%	217,834	4,022	1.85%	218,248	4,652	2.13%
Noninterest-bearing deposits	76,666	-		74,262	-		79,807	-
	313,393	2,542	0.81%	292,096	4,022	1.38%	298,055	4,652	1.56%
Other liabilities	747			1,078			1,382
Stockholders' equity	71,898			73,726			72,569
Total liabilities and
stockholders' equity	$386,038			$366,900			$372,006
Net interest spread			4.01%			4.09%			4.30%
Net interest income		$ 15,680			$ 16,330			$ 17,344
Net margin on interest-earning assets			4.38%			4.77%			5.07%

Tax equivalent adjustment included in:
Investment income		$ 147			$ 183			$ 191
Loan income		$ 173			$ 169			$ 121

	Average Balances, Interest, and Yields
	(Dollars stated in thousands)
	For the Year Ended			For the Year Ended
	December 31, 2006			December 31, 2005
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$ 22,547	$ 1,137	5.04%	$ 34,233	$ 1,078	3.15%
Interest-bearing deposits	2,173	79	3.62%	2,175	56	2.55%
Investment securities:
U. S. Treasury	71,441	2,614	3.66%	105,456	2,881	2.73%
U. S. Government Agency	13,378	398	2.98%	19,666	525	2.67%
State and municipal	7,443	219	2.94%	16,618	388	2.33%
Other	1,900	102	5.38%	1,882	90	4.79%
Total investment securities	94,162	3,333	3.54%	143,622	3,884	2.70%
Loans:
Commercial	23,804	1,711	7.19%	19,134	1,322	6.91%
Mortgage	200,588	14,020	6.99%	165,415	11,485	6.94%
Consumer	2,491	206	8.28%	2,083	178	8.56%
Total loans	226,883	15,937	7.02%	186,632	12,985	6.96%
Allowance for loan losses	211			214
Total loans, net of allowance	226,672	15,937	7.03%	186,418	12,985	6.97%
Total interest-earning assets	345,554	20,486	5.93%	366,448	18,003	4.91%
Noninterest-bearing cash	17,694			19,946
Premises and equipment	6,605			6,757
Other assets	7,358			6,194
Total assets	$377,211			$399,345
Interest-bearing deposits
Savings and NOW	$104,864	426	0.41%	$122,440	319	0.26%
Money market	41,810	335	0.80%	50,537	218	0.43%
Other time	68,359	2,414	3.53%	63,710	1,202	1.89%
Total interest-bearing deposits	215,033	3,175	1.48%	236,687	1,739	0.73%
Securities sold under agreements
to repurchase	5,878	40	0.68%	6,325	22	0.35%
Borrowed funds	145	8	5.73%	151	9	6.17%
Total interest-bearing liabilities	221,056	3,223	1.46%	243,163	1,770	0.73%
Noninterest-bearing deposits	84,380	-		85,526	-
	305,436	3,223	1.06%	328,689	1,770	0.54%
Other liabilities	2,507			1,518
Stockholders' equity	69,268			69,138
Total liabilities and
stockholders' equity	$377,211			$399,345
Net interest spread			4.47%			4.18%
Net interest income		$ 17,263			$ 16,233
Net margin on interest-earning assets			5.00%			4.43%

Tax equivalent adjustment included in:
Investment income		$ 231			$ 294
Loan income		$ 69			$ 27

Analysis of Changes in Net Interest Income
(Dollars stated in thousands)

	Year ended December 31,			Year ended December 31,
	2009 compared with 2008			2008 compared with 2007
	variance due to			variance due to
	Total	Rate	Volume	Total	Rate	Volume
Interest-earning assets
Federal funds sold	(665)	(605)	(60)	(1,187)	(1,111)	(76)
Interest-bearing deposits	(167)	(254)	87	157	(140)	297
Investment securities:
U. S. Treasury	(404)	(944)	540	(734)	(222)	(512)
U. S. Government Agency	(269)	(251)	(18)	158	(20)	178
State and municipals	7	(50)	57	(30)	11	(41)
Other	(17)	(17)	-	8	8	-
Loans:
Commercial	(290)	(77)	(213)	(63)	(96)	33
Mortgage	(300)	(771)	471	47	(178)	225
Consumer	(25)	-	(25)	-	(3)	3
Total interest revenue	(2,130)	(2,969)	839	(1,644)	(1,751)	107

Interest-bearing liabilities
NOW	(63)	(73)	10	18	28	(10)
Money market	(116)	(143)	27	(12)	2	(14)
Savings	(88)	(110)	22	(18)	-	(18)
Other time deposits	(1,191)	(1,504)	313	(640)	(896)	256
Other borrowed funds	(22)	(39)	17	22	19	3
Total interest expense	(1,480)	(1,869)	389	(630)	(847)	217

Net interest income	(650)	(1,100)	450	(1,014)	(904)	(110)

    In the preceding table, the variance that is both rate and volume related is reported with the rate variance.

Composition of Loan Portfolio
    Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $241,370,000, $238,636,000, and $235,014,000, during 2009, 2008, and 2007, respectively, which constituted 67.36%, 69.65%, and 68.66%, of average interest-earning assets for the periods. The Company’s ratio of net loans to deposits was 76.78%, 82.55%, and 82.40%, at December 31, 2009, 2008, and 2007, respectively. Average net loans to average deposits were 78.67%, 83.09%, and 80.02%, for 2009, 2008, and 2007. The decrease in the average loan to deposit ratio from 2008 to 2009 is attributable to 1.15% growth in the average loan portfolio relative to 6.82% growth in average deposits during 2009. The increase in the average loan to deposit ratio from 2007 to 2008 is attributable to 1.54% growth in the average loan portfolio measure against a 2.21% reduction in average deposits during 2008.

    The Company extends loans primarily to customers located in and near Worcester County, Maryland and Sussex County, Delaware. Although the portfolio is diversified, its performance may be influenced by regional economic conditions. The Company has a substantial portion of its loans in real estate and performance will be influenced by the real estate market in the region. Additionally, the coastal geography is subject to catastrophic storms. The local agricultural and fishing community is subject to adverse weather conditions throughout their productive seasons. There is no adverse weather condition at the time of the valuation.
    As of December 31, 2009, the Bank had approximately $39.8 million in secured and unsecured loans and unfunded lines to borrowers in the hospitality industry, including hotels, motels, and other rentals. Ocean City MD, the state’s only ocean resort, is located in the Bank’s market area. During summer months, Ocean City becomes Maryland’s second largest city through a seasonal population growth averaging 250,000. If tourism in the resort area falls off due to the current recession, this industry may encounter cash flow challenges. Management is monitoring this situation.
    Through 2006, the Bank experienced rapid growth in construction, land development and land loans as a result of a robust real estate market and favorable competitive conditions. While this type of loan may generally be considered to be more risky than other real estate secured loans, the Bank did not deviate from its conservative underwriting practices relative to these transactions. While increasing the outstanding balances in this type of credit, the Bank did not incur any more than its historically low level of risk. This is consistent with the Company’s philosophy that safe and sound practice, coupled with high earnings, are higher priorities than asset growth. The Bank has not engaged in risky lending practices such as subprime mortgages, high loan-to-value lending, teaser rate lending, or a high volume of loans on condominiums.
    From mid-2007 through 2009, general economic conditions have caused a widespread decline in real estate values and an increase in time to market many properties. The Bank’s conservative underwriting practices have somewhat insulated it from the adverse portfolio effects in the banking industry that are currently receiving public attention. Further, management monitors fluctuations in the value of real estate held as collateral and, if deemed necessary, obtains additional collateral to limit the Bank’s loss exposure. As economic conditions continued to deteriorate through 2009, the adverse effects on many of the Bank’s customers have become apparent in increased loan delinquencies. The Bank experienced higher than usual loan losses and nonaccrual classifications of loans during 2008 and 2009. Management believes that loan delinquency and losses are trailing indicators of economic weakness. As of December 31, 2009, the economy has not strengthened significantly leading management to expect continued challenges to borrowers and, subsequently, delinquencies and losses to the Bank.
    The following table sets forth the composition of the Company's loan portfolio for each of the five most recent year ends.

Composition of the Loan Portfolio Stated in Dollars and Percentages
	2009	2008	2007	2006	2005
Real estate mortgages
Construction, land development,
and land	$ 21,952,873	$ 30,330,261	$ 38,230,033	$ 37,331,256	$ 23,430,345
Residential 1 to 4 family	94,757,873	95,203,258	87,327,448	88,599,071	81,327,154
Second mortgages	2,460,550	2,952,418	3,287,734	2,395,178	2,094,749
Commercial properties	102,476,713	89,302,549	84,568,665	79,484,039	76,103,526
Commercial	16,915,476	21,990,067	22,283,007	23,264,997	21,461,593
Consumer	2,136,145	2,359,513	2,574,916	2,352,660	2,215,299
Total loans	240,699,630	242,138,066	238,271,803	233,427,201	206,632,666
Less allowance for loan losses	637,761	707,152	195,525	196,083	211,374
Loans, net	$ 240,061,869	$ 241,430,914	$ 238,076,278	$ 233,231,118	$ 206,421,292

Real estate mortgages
Construction, land development,
and land	9.12%	12.53%	16.04%	15.99%	11.34%
Residential 1 to 4 family	39.37%	39.32%	36.66%	37.95%	39.36%
Second mortgages	1.02%	1.22%	1.38%	1.03%	1.01%
Commercial properties	42.57%	36.88%	35.49%	34.05%	36.83%
Commercial	7.03%	9.08%	9.35%	9.97%	10.39%
Consumer	0.89%	0.97%	1.08%	1.01%	1.07%
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

    The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company's loan portfolio as of December 31, 2009.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates
December 31, 2009
		Over one
	One year	through	Over five
	or less	five years	years	Total
Real estate mortgages
Construction, land development,
and land	$ 21,915,384	$ 37,489	$ -	$ 21,952,873
Residential 1 to 4 family	94,550,334	50,174	157,365	94,757,873
Second mortgages	2,460,550	-	-	2,460,550
Commercial properties	102,196,705	65,835	214,173	102,476,713
Commercial	14,302,015	1,528,065	1,085,396	16,915,476
Consumer	1,071,308	952,736	112,101	2,136,145
	$ 236,496,296	$ 2,634,299	$ 1,569,035	$ 240,699,630

Fixed interest rate	$ 4,834,114	$ 2,634,299	$ 1,569,035	$ 9,037,448
Variable interest rate (or demand)	231,662,182	-	-	231,662,182
Total	$ 236,496,296	$ 2,634,299	$ 1,569,035	$ 240,699,630

As of December 31, 2009, $231,662,182 or 96.25% of total loans were either variable rate loans or loans written on demand.

    The Company has the following commitments, lines of credit, and letters of credit outstanding as of December 31, 2009, 2008, and 2007, respectively.

	2009	2008	2007
Construction and land development loans	$ 10,231,711	$ 15,218,812	$ 12,582,162
Other loan commitments	19,038,506	22,245,089	20,941,323
Standby letters of credit	1,907,736	1,921,878	1,582,050
Total	$ 31,177,953	$ 39,385,779	$ 35,105,535

    Loan commitments are agreements to lend to customers as long as there is no violation of any conditions to the contracts. Loan commitments generally have interest at current market rates, fixed expiration dates, and may require the payment of a fee. Letters of credit are commitments issued to guarantee the performance of a customer to a third party. Loan commitments and letters of credit are made on the same terms, including collateral, as outstanding loans. The Company's exposure to loss in the event of nonperformance by the borrower is represented by the contract amount of the commitment.

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

    The Company evaluates loan portfolio risk for the purpose of establishing an adequate allowance for loan losses. In determining an adequate level for the formula-based portion of the ALLL, management considers historical loss experience for major types of loans. Homogenous categories of loans were evaluated based on loss experience in the most recent five years, applied to the current portfolio. This formulation gives weight to portfolio size and loss experience for categories of real-estate secured loans (i.e. real estate – construction and real estate – mortgage), other loans to commercial borrowers, and other consumer loans. However, historical data may not be an accurate predictor of loss potential in the current loan portfolio.

    Management also evaluates trends in delinquencies, the composition of the portfolio, concentrations of credit, and changes in lending products, processes, or staffing. Management further considers external factors such as the interest rate environment, competition, current local and national economic trends, and the results of recent independent reviews by auditors and banking regulators. The continuing protracted slow-down in the real-estate market has affected both the price and time to market residential and commercial properties. Management closely monitors such trends and the potential effect on the Company. The impact of the current adverse economic conditions is reflected in historically high losses and provisions for loan loss in 2008 and 2009.
    Management has also adopted a risk rating system which gives weight to collateral status (secured vs. unsecured), and to the absence or improper execution of critical contract or collateral documents. Unsecured loans and those loans with critical documentation exceptions, as defined by management, are considered to have greater loss exposure. Management incorporates these factors in the formula-based portion of the ALLL. Additionally, consideration is given to those segments of the loan portfolio which management deems to pose the greatest likelihood of loss. In an economic downturn, such as the region has experienced from late 2007 through 2009, management believes there is increased likelihood of loss in unsecured loans - commercial and consumer, and in secured consumer loans. Reserves for these segments of the portfolio are included in the formula-based portion of the ALLL.
    As the real estate market continues to languish, management continually evaluates the adequacy of collateral on loans where it appears the borrower is having difficulty servicing their debt, taking additional available collateral if prudent. The Bank foreclosed on mortgages during 2009 and expects more foreclosures in 2010. Foreclosure may result in loan losses, costs to hold real estate acquired in foreclosure, and losses on the sale of real estate acquired in foreclosure. Management is unable to estimate the financial consequence of future foreclosure activity.
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
    The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The allowance is increased by current period provisions and by recoveries of amounts previously charged-off. The allowance is decreased when loans are charged-off as losses, which occurs when they are deemed to be uncollectible. Adjustments are made to bring the balance in the allowance to the level established by application of management’s allowance methodology, and may result in an increase or decrease to expense. A provision for loan losses of $850,000 was recorded in 2009, and $617,526 was recorded in 2008. No provision for loan losses was made in 2007, 2006, or 2005.
    Management considers the December 31, 2009 allowance appropriate and adequate to absorb identified and inherent losses in the loan portfolio. As of December 31, 2009, management has identified one loan with balance of $447,214 which is anticipated to be charged-off within the next 12 months. The loan is still in collection, however, with substantial principal reduction anticipated. Management has provided for a loss of 50% of the outstanding balance in the ALLL as of year end. There can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required.
    The following is a schedule of transactions in the allowance for loan losses for each of the five most recent years ended December 31. The Bank experienced net recoveries in 2005 and net charge-offs in the other four years presented. Management did not detect any meaningful trend in the year-to-year relationship of net recoveries to net charge-offs from 2005 through 2007. Rather, these were natural swings of activity in a loan portfolio that had historically experienced minimal losses. The increased losses in 2008 and 2009 and the increased level of the ALLL as a percentage of the gross loan portfolio, reflect the impact on the Bank’s borrowers, of local, regional, national and global economies troubled by job losses, higher energy prices, lower real estate values, and prolonged recessionary conditions.

Allowance for Loan Losses
	2009	2008	2007	2006	2005
Balance at beginning of year	$ 707,152	$ 195,525	$ 196,083	$ 211,374	$ 198,591
Loans charged-off:
Real estate - construction and land	75,000	-	-	-	-
Real estate - mortgage	656,191	-	-	-	-
Commercial	200,357	76,383	-	5,357	-
Consumer	47,321	34,532	6,263	10,029	8,131
Total loan losses	110,915	6,263	15,386	8,131
Recoveries on loans previously charged off:
Real estate - construction and land	-	-	-	-	-
Real estate - mortgage	669	-	-	-	15,263
Commercial	40,364	3,785	-	-	-
Consumer	18,445	1,231	5,705	95	5,651
Total loan recoveries	59,478	5,016	5,705	95	20,914

Net loan charge-offs (recoveries)	919,391	105,899	558	15,291	(12,783)
Provision for loan losses charged to expense	850,000	617,526	-	-	-
Balance at end of year	$ 637,761	$ 707,152	$ 195,525	$ 196,083	$ 211,374

Gross loans outstanding at year end	$ 240,699,630	$ 242,138,066	$ 238,271,803	$ 233,427,201	$ 206,632,666
Allowance for loan losses to loans
outstanding at end of year	0.26%	0.29%	0.08%	0.08%	0.10%

Average gross loans	$ 242,095,000	$ 238,873,000	$ 235,213,000	$ 226,883,000	$ 186,632,000
Net charge-offs to average gross loans	0.38%	0.04%	0.00%	0.01%	-0.01%

    The following table details the allocation of the allowance for loan losses to major categories of loans and the percentage of loans in each category relative to total loans at the five most recent year-ends. The loan portfolio is divided into homogeneous categories of loans for the purpose of calculating formula-based reserves. The categories of real estate – construction and real estate – mortgage loans share similar risks of potential collateral deterioration or devaluation. However, these loans tend to be more adequately secured than those commercial and consumer loans that are not real estate secured. Prior to 2009, the Bank had not incurred a mortgage loan loss since 1997, and therefore no reserves were allocated to the real estate – construction or real estate – mortgage portions of the loan portfolio in determining the ALLL for 2007, 2006, or 2005. In 2008, reserves of $475,098 were provided related to impaired real estate loans. Non-real estate secured loans, commercial and consumer, generally pose a greater risk of loss due to erosion of the borrower’s ability to repay the loan in a timely manner. Collateral on these loans is generally, although not always, less reliable than real estate as a source of recovery if default occurs. The Bank’s loan losses in the 2008, 2007, 2006, and 2005 were consumer and commercial loans which were unsecured or secured with collateral other than real estate. In 2009, $731,191 or 74.70% of total loan losses, were real estate secured. Management attributes this historically high level of loss to the current economic downturn and an accompanying erosion of real estate values.

Allocation of Allowance for Loan Losses

	December 31, 2009		December 31, 2008		December 31, 2007
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Real estate - construction and land
Formula-based	$ 15,400		$ -		$ -
Specific reserves	35,262		370,000		-
Total real estate -
construction and land	50,662	9.12%	370,000	12.53%	-	16.85%
Real estate - mortgage
Formula-based	$ 134,600		125		-
Specific reserves	-		104,973		-
Total real estate - mortgage	134,600	82.96%	105,098	77.42%	-	73.52%
Commercial
Formula-based	156,554		73,694		34,952
Specific reserves	223,607		128,521		109,200
Total commercial	380,161	7.03%	202,215	9.08%	144,152	8.55%
Consumer
Formula-based	53,638		27,929		21,636
Specific reserves	-		1,910		29,314
Total consumer	53,638	0.89%	29,839	0.97%	50,950	1.08%
Subtotal	619,061	100.00%	707,152	100.00%	195,102	100.00%
Unallocated	18,700		-		423
Total	$ 637,761		$ 707,152		$ 195,525

	December 31, 2006		December 31, 2005
	Amount	% of Loans	Amount	% of Loans
Real estate - construction and land
Total real estate -
construction and land	$ -	15.99%	$ -	11.34%
Real estate - mortgage
Total real estate - mortgage	-	73.03%	-	77.20%
Commercial
Formula-based	10,556		9,738
Specific reserves	-		-
Total commercial	10,556	9.97%	9,738	10.39%
Consumer
Formula-based	24,347		22,926
Specific reserves	-		-
Total consumer	24,347	1.01%	22,926	1.07%
Subtotal	34,903	100.00%	32,664	100.00%
Unallocated	161,180		178,710
Total	$ 196,083		$ 211,374

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
    Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans. Nonperforming assets are comprised of nonperforming loans combined with other real estate owned, which is real estate acquired in foreclosure and held for sale. The composition of nonperforming assets is presented in following table.

	2009	2008	2007	2006	2005
Loans 90 days or more past due and still accruing	$ 787,580	$ 4,647,792	$ 9,100	$ 239,620	$ 131,717
Nonaccruing loans	1,023,083	199,724	40,916	-	-
Total nonperforming loans	1,810,663	4,847,516	50,016	239,620	131,717
Other real estate owned	1,433,000	-	-	-	-
Total nonperforming assets	$ 3,243,663	$ 4,847,516	$ 50,016	$ 239,620	$ 131,717

Interest not accrued on nonaccruing loans	$ 46,467	$ 6,797	$ 1,509	$ -	$ -
Interest included in net income on
nonaccruing loans	$ 30,492	$ 12,275	$ 2,746	$ -	$ -

    Included in amounts past due 90 days or more and still accruing at December 31, 2008, was a loan with a principal balance of $4,500,000. As of December 31, 2009, this loan was 53 days past due and still accruing as the Bank continued collection efforts. Late in 2008, the Bank was notified that there is a lien on the property securing this loan that is superior to the Bank’s liens. The Bank was not aware of the lien at the time the loan was originated, and the Bank’s settlement agent did not discover the lien during the title examination process. The Bank has filed a claim with the title company that insured its title and lien priority. The Bank believes the title company will indemnify the Bank for any loss resulting from the superior lien, although there is no guarantee that this will be the case. Management reviews the accrual status of this loan quarterly. As of December 31, 2009, there is $33,438 of accrued interest on this loan that was included in interest income in 2009.
    Loans are considered impaired when, based on current information, management considers it unlikely that collection of principal and interest payments will be made according to contractual terms. Generally, loans are not reviewed for impairment until the accrual of interest has been discontinued, although management may categorize a performing loan as impaired based on knowledge of the borrower’s financial condition, devaluation of collateral, or other circumstances that are deemed relevant to loan collection. Impaired loans may have specific reserves, or valuation allowances, allocated to them in the ALLL. Estimates of loss reserves on impaired loans are determined based one of two measurement methods: (1) the loan’s observable fair price, or (2) the fair value of collateral, if repayment of the loan is expected to be provided by underlying collateral. Loans determined to be impaired, but for which no specific valuation allowance is made because management believes the loan is secured with adequate collateral or the Bank will not take a loss on such loan, are grouped with other homogeneous loans for evaluation under formula-based criteria described previously.
    The following table sets forth principal balances of impaired loans and the related valuation allowances as of December 31, 2009, 2008, and 2007. Management had identified no impaired loans as of December 31, 2006, or 2005.

	2009	2008	2007
Impaired loans with valuation allowances,
including nonaccruing loans	$ 799,834	$ 4,328,618	$ 595,774
Valuation allowances on impaired loans	$ 258,869	$ 605,405	$ 138,514

Impaired loans with no valuation allowances	$ 2,102,025	$ 4,559,582	$ -

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
    Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) were 42.56% of average deposits for 2009, compared to 40.00% and 42.03% for 2008 and 2007, respectively.
    Average net loans to average deposits were 78.67%, 83.09%, and 80.02%% for 2009, 2008, and 2007. The decrease in the loan to deposit ratio from 2008 to 2009 is attributable to $2,734,000 (1.35%) growth in the average loan portfolio offset by $20,123,000 (7.02%) growth in average deposits during 2009. The increase in the loan to deposit ratio from 2007 to 2008 is attributable to 1.54% growth in the average loan portfolio accompanied by a 2.21% reduction in average deposits during 2008. Funding for loan growth in 2009 was provided by increased deposit balances. This shift has a positive effect on earnings. The increase in loans does not negatively impact the Company’s ability to meet liquidity demands.
    As of December 31, 2009, $31,178,540 (39.90%) of total debt securities mature in one year or less, of which, $15,136,254 is classified as "available-for-sale." Federal funds sold provide additional liquidity. Other sources of liquidity include letters of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks. The total lines and letters of credit available from correspondent banks were $28,000,000 as of December 31, 2009, $27,000,000 as of December 31, 2008, and $21,000,000 as of December 31, 2007.
    The following table shows a distribution of investment securities by their contractual maturities and their yields for the various maturity timeframes. In this schedule, investment securities classified as available for sale are presented at fair value and investments classified as held to maturity are presented at amortized cost.

Investment Securities Maturity Distribution and Yields
	December 31, 2009		December 31, 2008		December 31, 2007
	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Treasury
One year or less	$ 27,022,810	2.02%	$ 28,997,415	3.03%	$ 32,430,184	4.51%
Over one through five years	35,034,605	1.66%	22,278,930	3.30%	19,979,251	4.60%
Over ten years	2,589,375	7.28%	2,961,875	7.28%	2,567,812	7.28%
Total U.S. Treasury securities	64,646,790	2.04%	54,238,220	3.37%	54,977,247	4.67%

U.S. Government Agencies
One year or less	3,000,000	1.10%	1,000,000	3.00%	-	0.00%
Over one through five years	7,000,000	2.04%	5,999,443	3.13%	10,000,000	5.07%
Total U. S. Government Agencies	10,000,000	1.76%	6,999,443	3.11%	10,000,000	5.07%

State, county, and municipal
One year or less	1,155,730	1.27%	970,355	2.71%	960,132	2.76%
Over one through five years	2,343,944	1.50%	537,026	3.34%	647,294	3.68%
Total state, county, and municipal	3,499,674	1.42%	1,507,381	2.93%	1,607,426	3.13%

Total debt securities
One year or less	31,178,540	1.91%	30,967,770	3.02%	33,390,316	4.46%
Over one through five years	44,378,549	1.71%	28,815,399	3.27%	30,626,545	4.73%
Over ten years	2,589,375	7.28%	2,961,875	7.28%	2,567,812	7.28%
Total debt securities	78,146,464	1.97%	62,745,044	3.33%	66,584,673	4.69%

Equity securities	3,219,056	3.28%	3,852,024	3.87%	4,177,279	3.64%

Total securities	$ 81,365,520	2.03%	$ 66,597,068	3.36%	$ 70,761,952	4.63%

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
    As of December 31, 2009, the Company was cumulatively asset-sensitive for all time horizons. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Interest Sensitivity Analysis

December 31, 2009
		After three
	Within	but within	After one
	three	twelve	but within	After
	months	months	five years	five years	Total
Assets
Earning assets
Federal funds sold	$ 28,222,472	$ -	$ -	$ -	$ 28,222,472
Interest-bearing deposits	7,245,110	4,998,893	250,000	-	12,494,003
Investment debt securities	10,189,831	20,988,709	44,378,549	2,589,375	78,146,464
Loans	235,500,380	995,916	2,634,299	1,569,035	240,699,630
Total earning assets	$ 281,157,793	$ 26,983,518	$ 47,262,848	$ 4,158,410	$ 359,562,569

Liabilities
Interest-bearing deposits
NOW	$ 58,328,093	$ -	$ -	$ -	$ 58,328,093
Money market	36,559,471	-	-	-	36,559,471
Savings	46,958,194	-	-	-	46,958,194
Certificates $100,000 and over	19,226,094	16,833,347	5,798,721	-	41,858,162
Certificates under $100,000	22,536,040	25,435,127	8,540,801	-	56,511,968
Securities sold under agreements
to repurchase	7,048,176	-	-	-	7,048,176
Note payable	6,624	20,478	21,417	-	48,519
Total interest-bearing liabilities	$ 190,662,692	$ 42,288,952	$ 14,360,939	$ -	$ 247,312,583

Period gap	$ 90,495,101	$ (15,305,434)	$ 32,901,909	$ 4,158,410	$ 112,249,986
Cumulative gap	$ 90,495,101	$ 75,189,667	$ 108,091,576	$ 112,249,986
Ratio of cumulative gap to
total earning assets	25.17%	20.91%	30.06%	31.22%

Deposits and Other Interest-Bearing Liabilities
     Average interest-bearing liabilities increased $18,893,000 (8.67%) to $236,727,000 in 2009, from $217,834,000 in 2008. Average interest-bearing deposits increased $17,183,000 (8.07%) to $230,140,000 in 2009 from $212,957,000 in 2008, while average noninterest-bearing demand deposits increased $2,404,000 (3.24%) to $76,666,000 in 2009 from $74,262,000 in 2008. At December 31, 2009, total deposits were $312,647,619, compared to $292,459,213 at December 31, 2008, an increase of $20,188,406 (6.90%). Throughout 2009, deposit levels have exceeded those of the previous two years during comparable periods. Management attributes this deposit influx to a flight of investors from the troubled stock market to the safety of insured bank deposits, similar to the events of late 2001 through 2004. Higher levels of deposit insurance and the reputation of the Company and the Bank for safe and sound operation are key factors in the deposit increases during 2009.
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

    The following table sets forth the deposits of the Company by category as of December 31, 2009, 2008, and 2007, respectively.

	December 31,
	2009		2008		2007
		Percent of		Percent of		Percent of
	Amount	deposits	Amount	deposits	Amount	deposits

Non-interest bearing	$ 72,431,731	23.16%	$ 70,652,032	24.15%	$ 73,357,578	25.38%
NOW	58,328,093	18.66%	48,043,193	16.43%	51,218,087	17.73%
Money market	36,559,471	11.69%	32,039,678	10.96%	31,719,473	10.98%
Savings	46,958,194	15.02%	43,064,214	14.72%	41,698,409	14.43%
Time deposits less than $100,000	56,511,968	18.08%	61,284,880	20.96%	55,089,053	19.07%
Core deposits	270,789,457		255,083,997		253,082,600
Time deposits of $100,000 or more	41,858,162	13.39%	37,375,216	12.78%	35,860,947	12.41%
Total deposits	$ 312,647,619	100.00%	$ 292,459,213	100.00%	$ 288,943,547	100.00%

    Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits increased $15,705,460 during 2009 and $2,001,397 during 2008. Deposits, and particularly core deposits, have been the Company's primary source of funding and have enabled the Company to meet both its short-term and long-term liquidity needs. Management anticipates that while such deposits will continue to be the Company's primary source of funding in the future, continued reductions in deposit levels, if coupled with growth in the Company’s loan portfolio, could require periodic borrowing of funds. In this event, it is likely that Management would liquidate investment securities from the available for sale portfolio or purchase overnight federal funds as needed.

    The maturity distribution of the Company's time deposits of $100,000 or more at December 31, 2009, is shown in the following table.
After six
		After three	through	After
	Within three	through	twelve	twelve
	months	six months	months	months	Total

Time deposits of $100,000 or more	$ 19,226,094	$ 7,212,434	$ 9,620,913	$ 5,798,721	$ 41,858,162

    Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets using large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, the Company does not accept brokered deposits under these conditions. Since 2007, the Bank has been a member of the Certificate of Deposit Account Registry Service (CDARS). This service allows the Bank to offer depositors up to $50 million in FDIC insurance through a network of member banks. While CDARS deposits are considered to be brokered deposits for regulatory reporting, they are not considered volatile as they typically remain in the program until maturity. At December 31, 2009, there were no time deposits issued to customers of other CDARS member banks under the reciprocal program.

Noninterest revenue
    Noninterest revenue for 2009 decreased $48,564 (2.38%) from the previous year. Service charges on deposit accounts decreased by $105,730 (9.67%) due to lower volume of fees for items presented against insufficient funds. ATM and debit card revenue increased $14,963 (2.88%) due to increased card usage. Miscellaneous revenues exceed the previous year by $61,775 (26.70%) which includes a gain of $33,410 on the sale of collectible coins.
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
    The following table presents the principal components of noninterest revenue for the years ended December 31, 2009, 2008, and 2007, respectively.

Noninterest revenue
	2009	2008	2007
Service charges on deposit accounts	$ 987,169	$ 1,092,899	$ 1,022,472
ATM and debit card revenue	533,822	518,859	505,146
Increase in cash surrender value of
bank owned life insurance	174,468	194,040	190,511
Miscellaneous revenue	293,167	231,392	214,807
Total noninterest revenue	$ 1,988,626	$ 2,037,190	$ 1,932,936

Noninterest revenue as a percentage
of average total assets	0.52%	0.56%	0.52%

Noninterest Expense
     Noninterest expense increased $561,304 (7.06%) from 2008 to 2009. A deposit insurance increase of 452,220 resulted from a special assessment to replenish the Deposit Insurance Funds, depleted by bank failures, plus an increase in insured deposit levels and the expiration of a credit which benefited the Bank in recent years. Expense related to ATM and debit card activities decreased $48,887 (16.04%) based on a contract renegotiation with the Bank’s service provider. Professional fees increased $77,020 (94.33%) as the Bank engaged legal representation for loan collection.
    Noninterest expense increased $390,177 (5.16%) from 2007 to 2008. Increased personnel costs of $137,791(3.04%) are attributable to salary increases and related payroll taxes. Occupancy expense increased $53,513 (7.64%), including a $28,404 (20.17%) increase in utilities and a $26,000 (16.36%) increase in real estate taxes. Other operating expense increased $197,896 (10.61%). Significant variances occurred in several areas. Advertising increased $33,489 (18.86%) as the Bank conveyed to the public through the media its safety and soundness in a time of economic turmoil. Expense related to ATM and debit card activities increased $32,258 (11.84%) due to a growing volume of card transactions and the addition of a fraud monitoring system implemented in mid-2008. Annual maintenance contracts for computer software systems increased $20,139 (15.74%) as the Bank offered more products to customers and continued with an equipment replacement program designed to support increasing demands on our processing systems. Correspondent bank fees increased $42,498 (233.92%) due to carrying lower balances at Federal Reserve which results in lower earnings credits. Courier service declined by $23,818 (40.65%) as a result of the conversion in May 2007, to branch-based electronic image capture. Professional fees increased $34,442 (72.96%) as the Bank engaged legal representation for loan collection and to assist with Securities and Exchange Commission compliance.
    The following table presents the principal components of noninterest expense for the years ended December 31, 2009, 2008, and 2007, respectively.

Noninterest expense
	2009	2008	2007
Salaries and employee benefits	$ 4,670,997	$ 4,670,951	$ 4,533,160
Occupancy expense	763,715	753,605	700,092
Furniture and equipment expense	476,518	464,559	463,582
Deposit insurance	495,406	43,186	33,831
Advertising	190,461	211,056	177,567
Armored car service	75,446	66,003	64,710
ATM and debit card	255,850	304,737	272,479
Business and product development	77,319	78,757	78,703
Computer software amortization	71,895	78,364	79,768
Computer software maintenance	151,927	148,098	127,959
Correspondent bank fees	79,677	60,666	18,168
Courier service	41,472	34,776	58,594
Director fees	147,650	151,900	149,400
Dues, donations, and subscriptions	81,634	84,872	85,179
Liability insurance	26,018	29,358	36,294
Postage	154,065	165,249	161,595
Professional fees	158,668	81,648	47,206
Stationery and supplies	76,896	95,945	95,854
Telephone	173,792	159,065	152,855
Miscellaneous	344,166	269,473	225,095
Total noninterest expense	$ 8,513,572	$ 7,952,268	$ 7,562,091

Noninterest expense as a percentage of
average total assets	2.21%	2.17%	2.03%

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
    At December 31, 2009, 2008, and 2007, the Company and the Bank were well-capitalized, exceeding all minimum requirements, as set forth in the following table.

		Analysis of Capital
	Consolidated		To be well	Required
	Company	Bank	capitalized	minimums
2009
Total risk-based capital ratio	32.1%	30.6%	10.0%	8.0%
Tier 1 risk-based capital ratio	31.6%	30.3%	6.0%	4.0%
Tier 1 leverage ratio	17.7%	16.9%	5.0%	4.0%

2008
Total risk-based capital ratio	32.5%	30.8%	10.0%	8.0%
Tier 1 risk-based capital ratio	31.8%	30.4%	6.0%	4.0%
Tier 1 leverage ratio	18.7%	17.8%	5.0%	4.0%

2007
Total risk-based capital ratio	33.7%	32.0%	10.0%	8.0%
Tier 1 risk-based capital ratio	33.1%	31.9%	6.0%	4.0%
Tier 1 leverage ratio	19.5%	18.6%	5.0%	4.0%

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

Accounting Rule Changes
    On July 1, 2009, the Accounting Standards Codification (ASC) became the Financial Accounting Standards Board’s (FASB) officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.
    The following accounting guidance has been approved by the Financial Accounting Standards Board and would apply to the Company if the Company or the Bank entered into an applicable activity.
    FASB ASC Topic 715, "Compensation - Retirement Benefits" provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. Adoption of the disclosure requirements of ASC topic 715 was effective beginning with the financial statements for the year-ended December 31, 2009 and did not have a significant impact on the Company’s financial statements.

    Accounting Standards Update No. 2009-5, under FASB ASC Topic 820, "Fair Value Measurement and Disclosures," provides authoritative guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such a case, the reporting company must measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The new authoritative accounting guidance under ASC Topic 820 was effective for the Company’s financial statements beginning October 31, 2009, and did not have a significant impact on the Company’s financial statements
    FASB ASC Topic 855, "Subsequent Events" establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 became effective for periods ending after June 15, 2009, and did not have a significant impact on the Company’s financial statements.
    FASB ASC Topic 860, "Transfers and Servicing" enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This new guidance eliminates the concept of a "qualifying special-purpose entity" and changes the requirements for derecognizing financial assets. It also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. ASC Topic 860 is effective January 1, 2010 and has not had a significant impact on the Company’s financial statements.
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

Item 8. Financial Statements and Supplementary Data

    In response to this Item, the information included on pages 1 through 22 of the Company's Annual Report to Stockholders for the year ended December 31, 2009, is incorporated herein by reference.

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
    The Company’s management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009. Based on that evaluation, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

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
    The Company assessed its internal control system as of December 31, 2009 in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company believes that, as of December 31, 2009, its system of internal control over financial reporting met those criteria.

                                                                                CALVIN B. TAYLOR BANKSHARES, INC.
                                                                                (Registrant)

Date: March 10, 2010                                           By:  /s/ Raymond M. Thompson
                                                                                        Raymond M. Thompson
                                                                                        Chief Executive Officer

Date: March 10, 2010                                          By:  /s/ Jennifer G. Hawkins
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
Berlin, Maryland

    We have audited Calvin B. Taylor Bankshares, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the Company’s internal control over financial reporting based on our audit.

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

    In our opinion, Calvin B. Taylor Bankshares, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America, the balance sheets and the related statements of income, changes in stockholders’ equity and cash flows of Calvin B. Taylor Bankshares, Inc. and Subsidiary, and our report dated March 5, 2010, expressed an unqualified opinion.

/s/ Rowles & Company, LLP

Baltimore, Maryland
March 5, 2010

Changes in Internal Controls

    During the quarter ended on the date of this report, there were no significant changes in the Company’s internal controls over financial reporting that have had or are reasonably likely to have a material affect on the Company’s internal control over financial reporting. As of December 31, 2009, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s internal controls over financial reporting are effective.

Audit Committee and Financial Expert

    The Board of Directors has adopted a written Audit Policy, which serves as a charter for the Audit Committee. The Audit Committee is comprised of seven independent directors, including Chairman James R. Bergey, Jr., CPA who serves as the financial expert. The Audit Committee is scheduled to meet quarterly and held four meetings in 2009.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

    The information required by this item is included in the Company's Proxy Statement to be filed in connection with the 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11. Executive Compensation

    The information required by this item is included in the Company's Proxy Statement to be filed in connection with the 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information required by this item is included in the Company's Proxy Statement to be filed in connection with the 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

    The information required by this item is included in the Company's Proxy Statement to be filed in connection with the 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

    The information required by this item is included in the Company's Proxy Statement to be filed in connection with the 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)     Exhibits
        (a)(1), (2) Annual Report to Stockholders for the year ended December 31, 2009.
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

                                                                                CALVIN B. TAYLOR BANKSHARES, INC.
                                                                                (Registrant)

Date: March 10, 2010                                           By:  /s/ Raymond M. Thompson
                                                                                        Raymond M. Thompson
                                                                                        Chief Executive Officer

Date: March 10, 2010                                          By:  /s/ Jennifer G. Hawkins
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

Date: March 10, 2010                                          By:  /s/ James R. Bergey, Jr.
                                                                                       James R. Bergey, Jr., Director

Date: March 10, 2010                                          By:  /s/ John H. Burbage, Jr.
                                                                                       John H. Burbage, Jr., Director

Date: March 10, 2010                                          By:  /s/ Todd E. Burbage
                                                                                       Todd E. Burbage, Director

Date: March 10, 2010                                          By:  /s/ Charlotte K. Cathell
                                                                                       Charlotte K. Cathell, Director

Date: March 10, 2010                                          By:  /s/ Reese F. Cropper, Jr.
                                                                                       Reese F. Cropper, Jr.
                                                                                       Chairman of the Board of Directors

Date: March 10, 2010                                          By:  /s/ Reese F. Cropper, III
                                                                                       Reese F. Cropper, III, Director

Date: March 10, 2010                                          By:  /s/ Hale Harrison
                                                                                       Hale Harrison, Director

Date: March 10, 2010                                          By:  /s/ Gerald T. Mason
                                                                                       Gerald T. Mason, Director

Date: March 10, 2010                                          By:  /s/ William H. Mitchell
                                                                                       William H. Mitchell, Director
                                                                                       Vice President

Date: March 10, 2010                                          By:  /s/ Joseph E. Moore
                                                                                       Joseph E. Moore, Director

Date: March 10, 2010                                          By:  /s/ Michael L. Quillin, Sr.
                                                                                       Michael L. Quillin, Sr., Director

Date: March 10, 2010                                          By:  /s/ Raymond M. Thompson
                                                                                       Raymond M. Thompson, Director
                                                                                       President and Chief Executive Officer

Certification - Pursuant to 18 U.S.C. 1350
Section 906 of the Sarbanes-Oxley Act of 2002

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Annual Report on Form 10-K for the period ended December 31, 2009 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

                                                                                CALVIN B. TAYLOR BANKSHARES, INC.
                                                                                (Registrant)

Date: March 10, 2010                                           By:  /s/ Raymond M. Thompson
                                                                                        Raymond M. Thompson
                                                                                        Chief Executive Officer

Date: March 10, 2010                                          By:  /s/ Jennifer G. Hawkins
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

                                                                                CALVIN B. TAYLOR BANKSHARES, INC.
                                                                                (Registrant)

Date: March 10, 2010                                           By:  /s/ Raymond M. Thompson
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

                                                                                CALVIN B. TAYLOR BANKSHARES, INC.
                                                                                (Registrant)

Date: March 10, 2010                                          By:  /s/ Jennifer G. Hawkins
                                                                                       Jennifer G. Hawkins
                                                                                       Treasurer / Principal Financial Officer