Form 10-Q
period 2010-03-31
TAYLOR CALVIN B BANKSHARES INC
filed 2010-05-11
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2010
 Commission File No. 000-50047

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No [X]

On April 30, 2010, 3,000,508 shares of the registrant's common stock were issued and outstanding.

Calvin B. Taylor Bankshares, Inc. and Subsidiary

Form 10-Q

Index

Part I -	Financial Information	Page

Item 1	Consolidated Financial Statements
	Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	3
	Consolidated Statements of Income for the three months
	ended March 31, 2010 and 2009	4
	Consolidated Statements of Cash Flows for the three months
	ended March 31, 2010 and 2009	5-6
	Notes to Consolidated Financial Statements	7-10

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	11-20

Item 3	Quantitative and Qualitative Disclosures About Market Risks	21

Item 4	Controls and Procedures	21

Part II -	Other Information

Item 1	Legal Proceedings	22
Item 1A	Risk Factors	22
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3	Defaults Upon Senior Securities	23
Item 5	Other Information	23
Item 6	Exhibits	23-26

	Signatures	27

Part I - Financial Information, Item 1 Financial Statements
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
	(unaudited)
	March 31,	December 31,
	2010	2009
Assets
Cash and due from banks	$ 17,549,372	$ 15,117,190
Federal funds sold	31,988,106	28,222,472
Interest-bearing deposits	8,639,741	12,494,003
Investment securities available for sale	29,771,513	42,767,578
Investment securities held to maturity (approximate
fair value of $39,358,455 and $38,897,082)	39,166,248	38,597,942
Loans, less allowance for loan losses
of $688,350 and $637,761	247,312,213	240,061,869
Premises and equipment	6,495,964	6,594,757
Other real estate owned	1,378,500	1,433,000
Accrued interest receivable	1,345,788	1,292,604
Computer software	124,175	135,831
Bank owned life insurance	5,131,166	5,089,278
Other assets	1,314,920	1,721,772
	$ 390,217,706	$ 393,528,296
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$ 68,206,655	$ 72,431,731
Interest-bearing	240,850,526	240,215,888
	309,057,181	312,647,619
Securities sold under agreements to repurchase	6,235,265	7,048,176
Note payable	41,894	48,519
Accrued interest payable	176,419	192,621
Deferred income taxes	1,041,864	1,026,786
Other liabilities	100,129	287,282
	316,652,752	321,251,003
Stockholders' equity
Common stock, par value $1 per share
authorized 10,000,000 shares, issued and outstanding
3,000,508 shares at March 31, 2010 and December 31, 2009	3,000,508	3,000,508
Additional paid-in capital	8,733,438	8,733,438
Retained earnings	60,240,657	58,975,278
	71,974,603	70,709,224
Accumulated other comprehensive income	1,590,351	1,568,069
	73,564,954	72,277,293
	$ 390,217,706	$ 393,528,296

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
	For the three months ended
	March 31,
	2010	2009
Interest and dividend revenue
Loans, including fees	$ 3,960,170	$ 4,063,046
U.S. Treasury and government agency securities	345,052	449,164
State and municipal securities	12,325	10,313
Federal funds sold	11,956	16,231
Interest-bearing deposits	19,496	78,764
Equity securities	18,844	26,140
Total interest and dividend revenue	4,367,843	4,643,658

Interest expense
Deposits	499,860	717,546
Borrowings	8,846	7,922
Total interest expense	508,706	725,468
Net interest income	3,859,137	3,918,190
Provision for loan losses	421,000	333,100
Net interest income after provision for loan losses	3,438,137	3,585,090

Noninterest revenue
Service charges on deposit accounts	224,735	248,062
ATM and debit card	121,647	117,679
Bank owned life insurance	41,888	43,164
Gain (loss) on sale of assets	148,236	(1,275)
Miscellaneous revenue	101,686	53,190
Total noninterest revenue	638,192	460,820

Noninterest expenses
Salaries	866,847	895,730
Employee benefits	250,829	219,203
Occupancy	228,842	197,704
Furniture and equipment	124,670	125,645
Data proccessing	73,226	71,807
ATM and debit card	63,647	78,702
Deposit insurance premiums	78,455	12,554
Other operating	406,934	361,875
Total noninterest expenses	2,093,450	1,963,220
Income before income taxes	1,982,879	2,082,690
Income taxes	717,500	744,000

Net income	$ 1,265,379	$ 1,338,690

Earnings per common share - basic and diluted	$ 0.42	$ 0.44

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the three months ended
	March 31,
	2010	2009
Cash flows from operating activities
Interest and dividends received	$ 4,354,052	$ 4,704,538
Fees and commissions received	525,329	400,203
Interest paid	(524,908)	(817,478)
Cash paid to suppliers and employees	(1,999,269)	(1,761,175)
Income taxes paid	(435,956)	(3,728)
	1,919,248	2,522,360
Cash flows from investing activities
Certificates of deposit purchased, net of maturities	3,830,680	7,296,255
Proceeds from maturities of investments available
for sale	13,005,000	14,000,000
Purchase of investments available for sale	-	(4,997,075)
Proceeds from maturities of investments held to
maturity	5,190,000	6,100,000
Purchase of investments held to maturity	(5,769,273)	(8,037,148)
Loans made, net of principal reductions	(7,671,344)	(3,506,412)
Proceeds from sale of repossessed loan collateral, net of
cost of sale	59,420	12,500
Purchases of premises, equipment,
and computer software	(51,625)	(252,835)
Proceeds from sale of premises	72,100	-
	8,664,958	10,615,285

Cash flows from financing activities
Net increase (decrease) in
Time deposits	1,452,960	3,004,895
Other deposits	(5,043,398)	1,653,171
Securities sold under agreements to repurchase	(812,911)	(514,268)
Payments on note payable	(6,625)	(6,240)
Common shares repurchased	-	(720,276)
	(4,409,974)	3,417,282

Net increase in cash and cash equivalents	6,174,232	16,554,927
Cash and cash equivalents at beginning of period	43,489,772	35,270,664
Cash and cash equivalents at end of period	$ 49,664,004	$ 51,825,591

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the three months ended
	March 31,
	2010	2009
Reconciliation of net income to net cash provided
by operating activities
Net income	$ 1,265,379	$ 1,338,690
Adjustments to reconcile net income to net cash
provided by operating activities
Provision for loan losses	421,000	333,100
(Gain) loss on sale of repossessed loan collateral	(4,920)	1,275
Amortization of premiums and accretion of
discount, net	39,392	(2,824)
Depreciation and amortization	145,034	138,273
Gain on sale of real property	(55,061)	-
Decrease (increase) in
Accrued interest receivable	(53,184)	63,637
Cash surrender value of bank owned life insurance	(41,888)	(43,164)
Other assets	406,851	491,084
Increase (decrease) in
Accrued interest payable	(16,202)	(92,010)
Accrued income taxes	34,374	365,032
Other liabilities	(221,527)	(70,733)
	$ 1,919,248	$ 2,522,360

Composition of cash and cash equivalents
Cash and due from banks	$ 17,549,372	$ 13,657,389
Federal funds sold	31,988,106	38,151,879
Interest-bearing deposits, except for time deposits	126,528	16,323
	$ 49,664,006	$ 51,825,591

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation
    The accompanying unaudited consolidated financial statements conform with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Interim financial statements do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position and results of operations for these interim periods have been made. These adjustments are of a normal recurring nature. Results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected in any other interim period or for the year ending December 31, 2010. For further information, refer to the audited consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 2009.
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

Per share data
     Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding for the period, as follows:

	2010	2009
Three months ended March 31	3,000,508	3,039,978

2. Comprehensive Income

    Comprehensive income consists of:

	For the three months ended
	March 31,
	2010	2009
Net income	$ 1,265,379	$ 1,338,690
Unrealized gain (loss) on investment securities
available for sale, net of income taxes	22,282	(183,516)
Comprehensive income	$ 1,287,661	$ 1,155,174

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Investment Securities
    Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
March 31, 2010
Available for sale
U.S. Treasury	$ 25,169,546	$ 935,454	$ -	$ 26,105,000
State and municipal	390,000	6,043	4	396,039
Equity	1,691,841	1,657,667	79,034	3,270,474
	$ 27,251,387	$ 2,599,164	$ 79,038	$ 29,771,513
Held to maturity
U.S. Treasury	$ 27,495,164	$ 174,465	$ 18,692	$ 27,650,937
U.S. Government agency	8,001,290	21,177	2,240	8,020,227
State and municipal	3,669,794	18,443	946	3,687,291
	$ 39,166,248	$ 214,085	$ 21,878	$ 39,358,455

December 31, 2009
Available for sale
U.S. Treasury	$ 38,197,971	$ 950,429	$ -	$ 39,148,400
State and municipal	395,000	5,392	270	400,122
Equity	1,691,841	1,571,962	44,747	3,219,056
	$ 40,284,812	$ 2,527,783	$ 45,017	$ 42,767,578
Held to maturity
U.S. Treasury	$ 25,498,390	$ 254,672	$ 8,999	$ 25,744,063
U.S. Government agency	10,000,000	30,808	650	10,030,158
State and municipal	3,099,552	23,309	-	3,122,861
	$ 38,597,942	$ 308,789	$ 9,649	$ 38,897,082

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Investment Securities (Continued)
    The table below shows the gross unrealized losses and fair value of securities that are in an unrealized loss position as of March 31, 2010, aggregated by length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

U. S. Treasury	$ 3,976,250	$ 18,692	$ -	$ -	$ 3,976,250	$ 18,692
U. S. Government Agency	2,999,050	2,240	-	-	2,999,050	2,240
State and municipal	624,321	950	-	-	624,321	950
Equity securities	586,001	79,034	-	-	586,001	79,034
	$ 8,185,622	$ 100,916	$ -	$ -	$ 8,185,622	$ 100,916

    The debt securities for which an unrealized loss is recorded are issues of the U. S. Treasury, the Federal Home Loan Bank (a U. S. government agency), and general and highly rated revenue obligations of states and municipalities. The Company has the ability and the intent to hold these securities until they are called or mature at face value. Equity securities for which an unrealized loss is recorded are issued by local community bank holding companies. Management believes that these fluctuations in fair value reflect market conditions, and are not indicative of other-than-temporary impairment of the investments.
    The amortized cost and estimated fair value of debt securities, by contractual maturity, and the amount of pledged securities follow. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Available for sale
Within one year	$ 7,203,500	$ 7,244,693	$ 15,106,388	$ 15,136,254
After one year
through five years	16,359,621	16,672,596	21,490,230	21,822,893
After ten years	1,996,425	2,583,750	1,996,353	2,589,375
	$ 25,559,546	$ 26,501,039	$ 38,592,971	$ 39,548,522

Held to maturity
Within one year	$ 17,918,951	$ 18,045,468	$ 16,042,286	$ 16,273,130
After one year
through five years	21,247,297	21,312,987	22,555,656	22,623,952
	$ 39,166,248	$ 39,358,455	$ 38,597,942	$ 38,897,082

Pledged securities	$ 26,244,888	$ 27,130,239	$ 26,269,854	$ 27,142,948

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

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Loan commitments
    Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Outstanding loan commitments and letters of credit consist of:

	March 31, 2010	December 31, 2009
Loan commitments	$ 29,973,065	$ 29,270,217
Standby letters of credit	$ 1,901,531	$ 1,907,736

5. Assets Measured at Fair Value on a Recurring Basis
    The Company values investment securities classified as available for sale on a recurring basis and other real estate acquired through foreclosure at fair value on a non-recurring basis. The fair value hierarchy established in the Financial Accounting Standards Board Codification Topic 820 titled Fair Value Measurements defines three input levels for fair value measurement. Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than those in Level 1. Level 3 is based on significant unobservable inputs. The Company values US Treasury securities, government agency securities, and an equity investment in an actively traded public utility under Level 1. Municipal debt securities, equity investments in community banks, and other real estate acquired through foreclosure are valued under Level 2. The Company has no assets measured at fair value on a recurring or non-recurring basis that are valued under Level 3 criteria. At March 31, 2010, values for available for sale investment securities and other real estate owned were established as follows:

	Total	Level 1 Inputs	Level 2 Inputs
Investment securities available for sale (recurring)	$ 29,771,513	$ 26,437,288	$ 3,334,225
Other real estate owned (non-recurring)	1,378,500	-	1,378,500
	$ 31,150,013	$ 26,437,288	$ 4,712,725

    The fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis, and the valuation methods used in estimating the fair value of financial instruments is disclosed in the Company’s Annual Report on Form 10-K. It is not practicable to report quarterly the fair value of financial assets and liabilities measured on a non-recurring basis.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

New accounting standards

The following accounting pronouncements have been approved by the Financial Accounting Standards Board but had not become effective as of March 31, 2010. These pronouncements would apply to the Company if the Company or the Bank entered into an applicable activity.

ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements." ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. Disclosures related to the gross presentation of Level 3 purchases, sales, issuances and settlements of assets and liabilities will be required for the Corporation beginning January 1, 2011.

ASU No. 2010-11, "Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives." ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. Entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective for the Company on July 1, 2010 and are not expected to have a significant impact on the Corporation’s financial statements.

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

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein.

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
    The Company currently engages in no business other than owning and managing the Bank. The Bank employed 92 full time equivalent employees as of March 31, 2010. The Bank hires seasonal employees during the summer. The Company has no employees other than those hired by the Bank.

Use of estimates
    The preparation of financial statements in conformity with accounting principles generally accepted in the United State of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions may affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Financial Condition
     Total assets of the Company decreased $3.3 million (.084%) from December 31, 2009 to March 31, 2010. Combined deposits and customer repurchase agreements decreased $4.4 million during the same period. Average total assets and average total deposits increased $17.1 million and $15.4 million, respectively, from first quarter 2009 to first quarter 2010. Throughout 2009, deposits and total assets grew as a result of market instability that was part of a continuing general economic recession. At such times, many consumers seek the safety of conservatively run community banks. The first quarter of 2010 conforms more to the historical pattern in which the Bank sees a decrease in deposits during the first quarter of the year as business customers in the resort area purchase inventory for the upcoming summer season. For further discussion of seasonal activity that affects deposit levels, see the section titled Liquidity.

Loan Portfolio

    From December 31, 2009 to March 31, 2010 the gross loan portfolio has grown $7.3 million (3.03%). Growth in the loan portfolio has been funded by reductions in the investment portfolio. Because loans earn at higher average rates than investments, this shift has a positive effect on earnings. There is no adverse impact on the Company’s ability to meet liquidity demands resulting from recent increases in the loan portfolio.
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
    The Company evaluates loan portfolio risk for the purpose of establishing an adequate allowance for loan losses. In determining an adequate level for the formula-based portion of the ALLL, management considers historical loss experience for major types of loans. Homogenous categories of loans are evaluated based on loss experience in the most recent five years. Based on this evaluation, management applies a formula to the current portfolio which gives weight to portfolio size and loss experience for categories of real estate construction loans, other real estate secured loans, other loans to commercial borrowers, and other consumer loans. However, historical data may not be an accurate predictor of loss potential in the current loan portfolio.
    Management also evaluates trends in delinquencies, the composition of the portfolio, concentrations of credit, and changes in lending products, processes, or staffing. Management further considers external factors such as the interest rate environment, competition, current local and national economic trends, and the results of recent independent reviews by auditors and banking regulators. The protracted slow-down in the real-estate market has affected both the price and time to market residential and commercial properties. Management closely monitors such trends and the potential effect on the Company. The impact of the current adverse economic conditions is reflected in historically high loan losses and provisions for loan losses in 2008, 2009, and the current year.

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

Management believes that in a general economic downturn, such as the region has experienced since mid-2008, the Bank’s greatest likelihood of loss is in unsecured loans - commercial and consumer, and in secured consumer loans. Reserves for these segments of the portfolio are included in the formula-based portion of the ALLL. As of March 31, 2010, management reserved 110 bp against unsecured loans, and consumer loans secured by other than real estate. Both of these reserves were increased during the first quarter of this year in recognition of the prolonged economic challenges to regional, national, and global economies. Additionally, management reserved 10% against overdrawn checking accounts which are a distinct high risk category of unsecured loan.

Borrowers whose cash flow is impaired as a result of prevailing economic conditions have also experienced depressed real estate values. Management recognizes that the combination of these circumstances – reduced revenue and depressed collateral values, may increase the likelihood of loss in the Bank’s real estate secured loan portfolio. Management closely monitors conditions that might indicate deterioration of collateral value on significant loans and, when possible, obtains additional collateral as required to limit the Bank’s loss exposure. The Bank foreclosed on commercial and consumer mortgage loans during 2009 and expects more foreclosures in 2010. Foreclosures may result in loan losses, costs to hold real estate acquired in foreclosure, and losses on the sale of real estate acquired in foreclosure. While management is unable to predict the financial consequences of future foreclosure activity, provision for loss on likely loan foreclosures is included in specific reserves in the ALLL.

Historically, the absence or improper execution of a document has not resulted in a loss to the Bank, however, management recognizes that the Bank’s loss exposure is increased until a critical contract or collateral documentation exception is cured. At March 31, 2010, management reserved 10 bp against the outstanding balances of loans identified as having critical documentation exceptions.

The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level management has determined to be appropriate. The allowance is increased by current period provisions and by recoveries of amounts previously charged-off. The allowance is decreased when loans are charged-off as losses, which occurs when they are deemed to be uncollectible. Adjustments made to bring the balance in the allowance to the level established by management may result in an increase or decrease to expense. A provision of $421,000 was made in the first quarter of 2010. A provision of $333,100 was made in the comparable period in 2009. The year-to-year increase in the level of the ALLL and the provision for loan loss reflects the consequences of the current economy. As the recession continues and borrowers’ suffer personal and professional financial hardship, the likelihood of loss on previously performing loans has increased. As Management identifies loans with heightened loss potential, a provision for those losses is recorded.

Management considers the March 31, 2010 allowance appropriate and adequate to absorb identified and inherent losses in the loan portfolio. As of March 31, 2010, management has not identified any loans which are anticipated to be wholly charged-off within the next 12 months. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

The following is a schedule of transactions in the allowance for loan losses. The Bank experienced net charge-offs of $73,499 in the first quarter of 2009 and $370,411 in the current year to date. A loss of $347,214 was attributable to a single unsecured commercial line of credit. Management attributes the increased loan losses to the effects of the current economic recession on some of the Bank’s customers and, subsequently, on the Bank.

Allowance for Loan Losses
	For three months ended		For the year ended
	March 31		December 31
	2010	2009	2009
Balance at beginning of year	$ 637,761	$ 707,152	$ 707,152
Loans charged-off:
Real estate - construction and land	-	-	75,000
Real estate - mortgage	-	-	656,191
Commercial	347,872	64,226	200,357
Consumer	27,981	20,311	47,321
Total loan losses	375,853	84,537	978,869
Recoveries on loans previously charged off:
Real estate - construction	-	-	-
Real estate - mortgage	-	-	669
Commercial	78	10,850	40,364
Consumer	5,364	188	18,445
Total loan recoveries	5,442	11,038	59,478

Net loan charge-offs (recoveries)	370,411	73,499	919,391
Provision for loan losses charged to expense	421,000	333,100	850,000
Balance at end of period	$ 688,350	$ 966,753	$ 637,761

Gross loans outstanding at the end of the period	$ 248,000,563	$ 245,561,947	$ 240,699,630
Allowance for loan loses to gross loans
outstanding at the end of the period	0.28%	0.39%	0.26%

Average loans outstanding during the period	$ 243,850,884	$ 245,525,433	$ 242,095,000
Annualized net charge-offs as a percentage of
average loans outstanding during the period	0.62%	0.12%	0.38%

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

Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans. Nonperforming assets are comprised of nonperforming loans combined with real estate acquired in foreclosure and held for sale. The following table details the composition of nonperforming assets:

	March 31,	March 31,	December 31,
	2010	2009	2009
Loans 90 days or more past due and still accruing
Real estate	$ 1,170,391	$ 8,127,230	$ 787,580
Commercial	24,032	-	-
Consumer	883	-	-
	1,195,306	8,127,230	787,580
Nonaccruing loans	974,083	1,046,952	1,023,083
Total nonperforming loans	2,169,389	9,174,182	1,810,663
Other real estate owned	1,378,500	-	1,433,000
Total nonperforming assets	$ 3,547,889	$ 9,174,182	$ 3,243,663

Interest not accrued on nonaccruing loans	$ 38,552	$ 57,667	$ 46,467

Interest included in net income on nonaccruing loans,
year-to-date	$ 4,517	$ 61	$ 30,492

Included in amounts past due 90 days or more and still accruing at March 31, 2009 was a loan with a principal balance of $4,500,000. As of March 31, 2010 and December 31, 2009, this loan was 51 and 53 days past due, respectively. It continues to accrue as the Bank continues collection efforts. Late in 2008, the Bank was notified that there is a lien on the property securing this loan that is superior to the Bank’s liens. The Bank was not aware of this lien at the time the loan was originated, and the Bank’s settlement agent did not discover the lien during the title examination process. The Bank has filed a claim with the title company that has insured its title and lien priority. The Bank believes the title company will indemnify the Bank for any losses resulting from the superior lien, although there is no guarantee that this will be the case. Management reviews the accrual status of this loan quarterly. As of March 31, 2010, there is $33,915 of accrued interest on this loan.

Also included in amounts past due 90 days or more and still accruing at March 31, 2009, was a loan with a principal balance of $2,755,000. In May 2009, interest was brought current and a principal reduction occurred. By agreement with the borrower, Management restructured the remaining balance of this loan which is current at March 31, 2010 and December 31, 2009.

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

Impaired loans including nonaccruing loans totaled $2,881,097 and $2,901,859, at March 31, 2010, and December 31, 2009, respectively.

	March 31, 2010	December 31, 2009
Impaired loans with valuation allowances,
including nonaccruing loans	$ 637,803	$ 799,834
Valuation allowances on impaired loans	$ 127,561	$ 258,869

Impaired loans with no valuation allowances	$ 2,244,104	$ 2,102,025

Total impaired loans	$ 2,881,907	$ 2,901,859

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

Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits and retail repurchase agreements were 40.21% for the first quarter of 2010 compared to 36.92% for the same quarter of 2009.

The Company has available lines of credit, including overnight federal funds and reverse repurchase agreements, totaling $28,000,000 as of March 31, 2010.

Average net loans to average deposits were 79.47% versus 84.21% as of March 31, 2010 and 2009, respectively. Average net loans decreased by .64% while average deposits grew by 5.30%. Deposit increases were generally reinvested in overnight federal funds sold and investment securities. Most average deposit balance increases occurred in interest-bearing transaction and savings accounts. Resulting changes in deposit portfolio composition do not have a negative impact on the Company’s ability to meet liquidity demands.

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
    As of March 31, 2010, the Company was cumulatively asset-sensitive for all time horizons. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Results of Operations

    Net income for the three months ended March 31, 2010, was $1,265,379 or $.42 per share, compared to $1,338,690 or $.44 per share for the first quarter of 2009. This represents a decrease of $73,311 or 5.48% from the prior year. The key components of net income are discussed in the following paragraphs.
    For the first quarter of 2010 compared to 2009, net interest income decreased $59,053 (1.51%). The decrease in interest and dividend revenue is primarily attributable to market rate reductions which continue to cause gradual downward repricing of interest-bearing balances in banks and investment securities. The impact of lower rates on federal funds sold, which reprice immediately, was felt in 2009. Interest expense was $216,762 (29.88%) less than in the comparable period last year primarily due to lower rates on time deposits. Most of the Bank’s time deposits have fixed rates resulting in more gradual repricing than the Bank’s other deposit products which are immediately repricable.
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
    The tax-equivalent quarterly yield on interest-earning assets decreased by 48 basis points from 5.57% for first quarter 2009 to 5.09% in 2010. The quarterly yield on interest-bearing liabilities decreased by 44 basis points from 1.28% in 2009 to .84% in 2010. In combination, these shifts contribute to a decrease in net margin on interest-earning assets of 22 basis points.

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

Average Balances, Interest, and Yields
	For the quarter ended			For the quarter ended
	March 31, 2010			March 31, 2009
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield

Assets
Federal funds sold	$ 29,389,496	$ 11,956	0.16%	$ 27,175,261	$ 16,231	0.24%
Interest-bearing deposits	9,956,179	19,496	0.79%	13,461,275	78,764	2.37%
Investment securities	71,006,973	411,297	2.35%	58,933,601	529,043	3.64%
Loans, net of allowance	243,207,854	3,992,843	6.66%	244,771,789	4,107,055	6.80%
Total interest-earning assets	353,560,502	4,435,592	5.09%	344,341,926	4,731,093	5.57%
Noninterest-bearing cash	15,383,108			9,795,677
Other assets	15,924,931			13,581,611
Total assets	$ 384,868,541			$ 367,719,214

Liabilities and Stockholders' Equity
Interest-bearing deposits
NOW	$ 54,539,056	49,383	0.37%	$ 47,094,101	27,298	0.24%
Money market	36,294,849	44,647	0.50%	32,873,887	55,338	0.68%
Savings	47,316,166	57,861	0.50%	42,965,104	52,487	0.50%
Other time	99,652,437	347,969	1.42%	100,387,945	582,423	2.35%
Total interest-bearing deposits	237,802,508	499,860	0.85%	223,321,037	717,546	1.30%
Securities sold under agreements to repurchase & federal funds purchased	6,652,091	8,152	0.50%	5,584,752	6,843	0.50%
Borrowed funds	44,159	695	6.38%	69,962	1,079	6.25%
Total interest-bearing liabilities	244,498,758	508,707	0.84%	228,975,751	725,468	1.28%
Noninterest-bearing deposits	68,253,940			67,334,614
	312,752,698	508,707	0.66%	296,310,365	725,468	0.99%
Other liabilities	504,585			675,759
Stockholders' equity	71,611,258			70,733,090
Total liabilities and
stockholders' equity	$ 384,868,541			$ 367,719,214
Net interest spread			4.25%			4.29%
Net interest income		$ 3,926,885			$ 4,005,625
Net margin on interest-earning assets			4.50%			4.72%

Tax equivalent adjustment in:
Investment income		$ 35,075			$ 43,425
Loan income		$ 32,673			$ 44,010

Provisions for loan losses of $421,000 and $333,100 were recorded during the three months ended March 31, 2010 and 2009, respectively. Net loans charged-off were $370,411 and $73,499 during the first quarters of 2010 and 2009, respectively. Management attributes the increased loan losses to the generally poor state of the economy which has had an adverse effect on certain borrowing customers. See Loan Quality and the Allowance for Loan Losses for a discussion of the provision for loan losses.

Noninterest revenue for the first quarter of 2010 is $177,372 (38.49%) higher than the comparable period last year. Gains on sale of assets account for most of this increase. The Bank is in the process of liquidating an inventory of old coin much of which has high precious metal content. Also, in the first quarter of 2010, the Delaware Department of Transportation purchased a portion of the Company’s property in Ocean View for expansion of the adjacent highway. Gains on these two transactions comprise $143,315 of that increase. Included in miscellaneous revenue in 2010 are proceeds totaling $45,000 from the granting of easements related to the Ocean View roadway expansion. Service charges on deposit accounts are down primarily due to lower assessment of funds for insufficient items.

Noninterest expense for the first quarter of 2010 is $130,230 (6.63%), more than last year. Although salaries are down due to staff attrition, employee benefits are higher due to a higher unemployment tax rate and higher medical claims under the group insurance program. The increase in occupancy expense reflects the consequences of an extremely harsh winter – higher utility costs and the costs of clearing snow. ATM and debit card expenses have dropped due to the favorable renegotiation of a debit card processing contract. Deposit insurance premiums are higher primarily due to the expiration of the one-time insurance premium credit in 2009. For the year of 2010, management expects deposit insurance premiums to be lower than those assessed in 2009, assuming there is no need for another special assessment like the one paid in 2009 to restore the deposit insurance fund. Other operating expenses include increased legal fees related to loan collections and costs to maintain other real estate owned.

Income taxes for the quarter ended March 31, 2010 are $26,500 lower than the same period last year, on a pre-tax income decrease of $99,811. This is consistent with the Company’s effective tax rate of approximately 36.0%.

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

Other bank services include cash management services, 24-hour ATMs, debit cards, safe deposit boxes, travelers’ checks, direct deposit of payroll and social security funds, and automatic drafts for various accounts. The Bank offers bank-by-phone and Internet banking services, including electronic bill-payment, to both commercial and retail customers. The Bank offers a remote capture service that enables commercial customers to electronically capture check images and make on-line deposits. The Bank also offers non-deposit investment products including retail repurchase agreements.

Capital Resources and Adequacy

Total stockholders’ equity increased $1,287,661 from December 31, 2009 to March 31, 2010. This increase is attributable to comprehensive income recorded during the period, as detailed in Note 2 of the Notes to Financial Statements.

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

Tier one risk-based capital ratios of the Company as of March 31, 2010 and December 31, 2009 were 31.4% and 31.6%, respectively. Both are substantially in excess of regulatory minimum requirements.

The Company and the Bank did not seek assistance under the federally funded Troubled Asset Relief Program (TARP) developed in the last quarter of 2008. Neither the Company nor the Bank will benefit directly from TARP funds. The Bank has not engaged in subprime mortgage lending, and has no investments in mortgage backed securities.

Late in 2008, the Company and the Bank elected to participate in the Temporary Liquidity Guarantee Program (TLG). A component of TLG, the Transaction Account Guarantee Program (TAG), provides additional insurance protection to holders of transaction accounts with rates not exceeding .50%. The Company’s participation in this program may have contributed to an increase in deposits in the Bank as investors seek the safety of insured deposits in community banks. Deposit insurance premiums have increased as a result of the higher deposit balances, the higher insurance limits, participation in TAG, and higher insurance rates. Management does not expect to pass all of the additional insurance premium costs on to customers. Effective July 1, 2010, the Bank will no longer participate in TAG due to the rate limitations (maximum .25%) imposed on banks that do extend their participation and the term (up to 18 months) over which rate restrictions might apply. Deposits will continue to be insured up to the limits provided under standard FDIC deposit insurance rules. Management does not expect withdrawal from the TAG program to have a significant effect on deposit balances.

In the most stable economic times, the Company cannot reliably predict the effect of changing government policies on earnings, or loan and deposit levels. Management expects 2010 to see a continuation of higher than usual fees associated with loan collection, and additional loan defaults. The full impact of the dramatic developments of 2008 and 2009 on future results of operation of the Company and the Bank, are uncertain. Although some key economic indicators are stabilizing or improving in early 2010, management recognizes that loan defaults may continue into the early months of a recovery as customers struggle to stabilize business or personal finances and property values remain at levels well below the market peak in mid-2008.

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

At March 31, 2010, the Company’s interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 21.20%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans or change the rates rests with management.

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

The Company’s management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

Changes in Internal Controls

During the quarter ended on the date of this report, there were no significant changes in the Company’s internal control over financial reporting that have had or are reasonably likely to have a material effect on the Company’s internal control over financial reporting. As of March 31, 2010, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s internal controls over financial reporting are effective.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
    The Company publicly announced on August 14, 2003, that it would repurchase up to 10% of its outstanding equity stock at that time, which equated to a total of 324,000 common shares available for repurchase. As of January 1, 2005, and again on May 18, 2007, this plan was renewed by public announcement, making up to 10% of the Company’s outstanding equity stock available for repurchase at the time of each renewal. On January 13, 2010, as part of its capital planning, the Board of Directors voted to suspend until June 30, 2010, the stock repurchase program.
    There is no final expiration date for this program. No other stock repurchase plan or program existed or exists simultaneously, nor has any other plan or program expired during the duration of this program. Common shares repurchased under this plan have been retired.

Item 3 Defaults Upon Senior Securities
 Not applicable

Item 4 (Removed and Reserved)

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

Item 6 Exhibits and Reports on Form 8-K
     a) Exhibits
        31. Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        32. Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1
Rule 13a-14(a) Certification of the Chief Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Calvin B. Taylor Bankshares, Inc.

Date: May 5, 2010

By: /s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

Exhibit 31.2
Rule 13a-14(a) Certification of the Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Date: May 5, 2010

By: /s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)

Exhibit 32
Certification - Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2010, of Calvin B. Taylor Bankshares, Inc:

(1) The referenced report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Calvin B. Taylor Bankshares, Inc.

Date: May 5, 2010

By: /s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

By: /s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calvin B. Taylor Bankshares, Inc.

Date: May 5, 2010

By: /s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

By: /s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)