Form 10-Q
period 2010-06-30
TAYLOR CALVIN B BANKSHARES INC
filed 2010-08-06
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
 Commission File No. 000-50047

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

On July 31, 2010, 3,000,508 shares of the registrant's common stock were issued and outstanding.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Form 10-Q
Index

Part I -	Financial Information	Page

Item 1	Consolidated Financial Statements
	Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	3
	Consolidated Statements of Income for the three months
	ended June 30, 2010 and 2009	4
	Consolidated Statements of Income for the six months
	ended June 30, 2010 and 2009	5
	Consolidated Statements of Cash Flows for the six months
	ended June 30, 2010 and 2009	6-7
	Notes to Consolidated Financial Statements	8-12

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	13-22

Item 3	Quantitative and Qualitative Disclosures About Market Risks	23

Item 4	Controls and Procedures	23

Part II -	Other Information

Item 1	Legal Proceedings	24
Item 1A	Risk Factors	24
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3	Defaults Upon Senior Securities	25
Item 5	Other Information	25
Item 6	Exhibits	25-28

	Signatures	29

Part I - Financial Information, Item 1 Financial Statements
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
	(unaudited)
	June 30	December 31,
	2010	2009
Assets
Cash and due from banks	$ 24,057,111	$ 15,117,190
Federal funds sold	40,376,765	28,222,472
Interest-bearing deposits	6,643,490	12,494,003
Investment securities available for sale	35,142,794	42,767,578
Investment securities held to maturity (approximate
fair value of $33,188,007 and $38,897,082)	32,921,076	38,597,942
Loans, less allowance for loan losses
of $874,707 and $637,761	250,015,181	240,061,869
Premises and equipment	6,404,673	6,594,757
Other real estate owned	1,378,500	1,433,000
Accrued interest receivable	1,363,798	1,292,604
Computer software	118,344	135,831
Bank owned life insurance	5,173,923	5,089,278
Other assets	1,242,512	1,721,772
	$ 404,838,167	$ 393,528,296
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$ 77,424,803	$ 72,431,731
Interest-bearing	243,750,084	240,215,888
	321,174,887	312,647,619
Securities sold under agreements to repurchase	6,774,987	7,048,176
Note payable	35,170	48,519
Accrued interest payable	165,431	192,621
Deferred income taxes	805,338	1,026,786
Other liabilities	1,144,830	287,282
	330,100,643	321,251,003
Stockholders' equity
Common stock, par value $1 per share
authorized 10,000,000 shares, issued and outstanding
3,000,508 shares at June 30, 2010, and December 31, 2009	3,000,508	3,000,508
Additional paid-in capital	8,733,438	8,733,438
Retained earnings	61,764,043	58,975,278
	73,497,989	70,709,224
Accumulated other comprehensive income	1,239,535	1,568,069
	74,737,524	72,277,293
	$ 404,838,167	$ 393,528,296

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
	For the three months ended
	June 30
	2010	2009
Interest and dividend revenue
Loans, including fees	$ 4,101,783	$ 3,964,295
U.S. Treasury and government agency securities	308,680	396,248
State and municipal securities	13,957	11,085
Federal funds sold	16,129	16,956
Interest-bearing deposits	14,015	28,016
Equity securities	10,162	13,929
Total interest and dividend revenue	4,464,726	4,430,529

Interest expense
Deposits	486,378	641,791
Borrowings	7,291	8,112
Total interest expense	493,669	649,903
Net interest income	3,971,057	3,780,626

Provision for loan losses	180,000	296,500
Net interest income after provision for loan losses	3,791,057	3,484,126

Noninterest revenue
Service charges on deposit accounts	255,800	252,016
ATM and debit card	144,394	134,913
Bank owned life insurance	42,757	42,926
Gain on sale of assets	37,003	-
Miscellaneous revenue	146,775	70,360
Total noninterest revenue	626,729	500,215

Noninterest expenses
Salaries	877,636	907,929
Employee benefits	272,685	210,847
Occupancy	178,414	180,733
Furniture and equipment	106,579	111,322
Data processing	73,169	69,327
ATM and debit card	35,255	69,950
Deposit insurance premiums	67,233	252,843
Other operating	411,929	397,214
Total noninterest expenses	2,022,900	2,200,165

Income before income taxes	2,394,886	1,784,176
Income taxes	871,500	633,000
Net income	$ 1,523,386	$ 1,151,176

Earnings per common share - basic and diluted	$ 0.51	$ 0.38

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
	For the six months ended
	June 30
	2010	2009
Interest and dividend revenue
Loans, including fees	$ 8,061,953	$ 8,027,341
U.S. Treasury and government agency securities	653,732	845,412
State and municipal securities	26,282	21,398
Federal funds sold	28,085	33,187
Interest-bearing deposits	33,511	106,780
Equity securities	29,006	40,069
Total interest and dividend revenue	8,832,569	9,074,187

Interest expense
Deposits	986,238	1,359,337
Borrowings	16,137	16,034
Total interest expense	1,002,375	1,375,371
Net interest income	7,830,194	7,698,816

Provision for loan losses	601,000	629,600
Net interest income after provision for loan losses	7,229,194	7,069,216

Noninterest revenue
Service charges on deposit accounts	480,535	500,078
ATM and debit card	266,041	252,592
Bank owned life insurance	84,645	86,090
Gain on sale of assets	185,239	-
Miscellaneous revenue	248,461	122,275
Total noninterest revenue	1,264,921	961,035

Noninterest expenses
Salaries	1,744,483	1,803,659
Employee benefits	523,514	430,050
Occupancy	407,256	378,437
Furniture and equipment	231,249	236,967
Data processing	146,395	141,134
ATM and debit card	98,902	148,652
Deposit insurance premiums	145,688	265,397
Other operating	818,863	759,089
Total noninterest expenses	4,116,350	4,163,385

Income before income taxes	4,377,765	3,866,866
Income taxes	1,589,000	1,377,000
Net income	$ 2,788,765	$ 2,489,866

Earnings per common share - basic and diluted	$ 0.93	$ 0.82

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the six months ended
	June 30,
	2010	2009
Cash flows from operating activities
Interest and dividends received	$ 8,847,588	$ 9,365,428
Fees and commissions received	1,124,678	699,948
Interest paid	(1,029,565)	(1,492,760)
Cash paid to suppliers and employees	(3,865,268)	(3,711,547)
Income taxes paid	(1,220,956)	(1,464,434)
	3,856,477	3,396,635
Cash flows from investing activities
Certificates of deposit purchased, net of maturities	5,828,265	4,292,385
Proceeds from maturities of investments available
for sale	13,005,000	17,000,000
Purchase of investments available for sale	(5,990,653)	(20,971,715)
Proceeds from maturities of investments held to
maturity	16,590,000	11,450,000
Purchase of investments held to maturity	(9,938,810)	(18,337,596)
Loans made, net of principal reductions	(10,554,312)	(3,020,989)
Proceeds from sale of repossessed loan collateral, net of
cost of sale	60,273	39,501
Purchases of premises, equipment,
and computer software	(97,105)	(546,566)
Proceeds from sale of premises and equipment	72,100	1,400
	8,974,758	(10,093,580)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	1,459,136	1,965,728
Other deposits	7,068,132	15,612,825
Securities sold under agreements to repurchase	(273,189)	1,251,841
Payments on note payable	(13,349)	(12,573)
Common shares repurchased	-	(988,884)
	8,240,730	17,828,937

Net increase in cash and cash equivalents	21,071,965	11,131,992
Cash and cash equivalents at beginning of period	43,489,772	35,270,664
Cash and cash equivalents at end of period	$ 64,561,737	$ 46,402,656

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the six months ended
	June 30,
	2010	2009
Reconciliation of net income to net cash provided
by operating activities
Net income	$ 2,788,765	$ 2,489,866
Adjustments to reconcile net income to net cash
provided by operating activities
Provision for loan losses	601,000	629,600
(Gain) on sale of repossessed loan collateral	(5,773)	(1,203)
(Gain) loss on sale of premises & equipment	(55,061)	15,580
Amortization of premiums and accretion of
discount, net	86,131	28,379
Depreciation and amortization	287,557	272,546
Decrease (increase) in
Accrued interest receivable	(71,194)	262,796
Cash surrender value of bank owned life insurance	(84,645)	(86,090)
Other assets	525,490	(147,617)
Increase (decrease) in
Accrued interest payable	(27,190)	(117,389)
Accrued income taxes	38,012	1,208
Other liabilities	(226,615)	48,959
	$ 3,856,477	$ 3,396,635

Composition of cash and cash equivalents
Cash and due from banks	$ 24,057,111	$ 16,359,555
Federal funds sold	40,376,765	30,025,624
Interest-bearing deposits, except for time deposits	127,861	17,477
	$ 64,561,737	$ 46,402,656

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation
    The accompanying unaudited consolidated financial statements conform with accounting principles generally accepted in the United States of America and to the instructions to Form 10-Q. Interim financial statements do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position and results of operations for these interim periods have been made. These adjustments are of a normal recurring nature. Results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected in any other interim period or for the year ending December 31, 2010. For further information, refer to the audited consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 2009.
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

Per share data
    Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding for the period, as follows:

	2010	2009
Three months ended June 30	3,000,508	3,025,055
Six months ended June 30	3,000,508	3,032,475

2. Comprehensive Income
Comprehensive income consists of:

	For the six months ended
	June 30,
	2010	2009
Net income	$ 2,788,765	$ 2,489,866
Unrealized loss on investment securities
available for sale, net of income taxes	(328,534)	(271,927)
Comprehensive income	$ 2,460,231	$ 2,217,939

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Investment Securities
Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
June 30, 2010
Available for sale
U.S. Treasury	$ 31,128,169	$ 1,145,584	$ 405	$ 32,273,348
State and municipal	390,000	6,159	-	396,159
Equity	1,691,841	957,445	175,999	2,473,287
	$ 33,210,010	$ 2,109,188	$ 176,404	$ 35,142,794
Held to maturity
U.S. Treasury	$ 18,495,371	$ 230,801	$ -	$ 18,726,172
U.S. Government agency	10,000,000	15,817	290	10,015,527
State and municipal	4,425,705	21,143	540	4,446,308
	$ 32,921,076	$ 267,761	$ 830	$ 33,188,007

December 31, 2009
Available for sale
U.S. Treasury	$ 38,197,971	$ 950,429	$ -	$ 39,148,400
State and municipal	395,000	5,392	270	400,122
Equity	1,691,841	1,571,962	44,747	3,219,056
	$ 40,284,812	$ 2,527,783	$ 45,017	$ 42,767,578
Held to maturity
U.S. Treasury	$ 25,498,390	$ 254,672	$ 8,999	$ 25,744,063
U.S. Government agency	10,000,000	30,808	650	10,030,158
State and municipal	3,099,552	23,309	-	3,122,861
	$ 38,597,942	$ 308,789	$ 9,649	$ 38,897,082

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Investment Securities (Continued)

    The table below shows the gross unrealized losses and fair value of securities that are in an unrealized loss position as of June 30, 2010, aggregated by length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

U. S. Treasury	$ 1,998,195	$ 405	$ -	$ -	$ 1,998,195	$ 405
U. S. Government Agency	999,710	290	-	-	999,710	290
State and municipal	509,095	540	-	-	509,095	540
Equity securities	525,021	175,999	-	-	525,021	175,999
	$ 4,032,021	$ 177,234	$ -	$ -	$ 4,032,021	$ 177,234

    The debt securities for which an unrealized loss is recorded are issues of the U. S. Treasury, the Federal Home Loan Bank (a U. S. government agency), and general and highly rated revenue obligations of states and municipalities. The Company has the ability and the intent to hold these securities until they are called or mature at face value. Equity securities for which an unrealized loss is recorded are issued by local community banks and bank holding companies. Management believes that these fluctuations in fair value reflect market conditions, and are not indicative of other-than-temporary impairment of the investments.
    The amortized cost and estimated fair value of debt securities, by contractual maturity and the amount of pledged securities, follow. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Available for sale
Within one year	$ 12,201,038	$ 12,244,580	$ 15,106,388	$ 15,136,254
After one year
through five years	17,320,634	17,676,802	21,490,230	21,822,893
After ten years	1,996,497	2,748,125	1,996,353	2,589,375
	$ 31,518,169	$ 32,669,507	$ 38,592,971	$ 39,548,522
Held to maturity
Within one year	$ 13,919,556	$ 13,970,340	$ 16,042,286	$ 16,273,130
After one year
through five years	19,001,520	19,217,667	22,555,656	22,623,952
	$ 32,921,076	$ 33,188,007	$ 38,597,942	$ 38,897,082

Pledged securities	$ 26,369,439	$ 27,537,983	$ 26,269,854	$ 27,142,948

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

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Loan commitments

    Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Outstanding loan commitments and letters of credit consist of:
	June 30, 2010	December 31, 2009
Loan commitments and lines of credit
Construction and land development	$ 18,656,795	$ 10,231,711
Other	8,732,465	19,038,506
	$ 27,389,260	$ 29,270,217

Standby letters of credit	$ 2,000,872	$ 1,907,736

5. Assets Measured at Fair Value

    The Company values investment securities classified as available for sale on a recurring basis and other real estate acquired through foreclosure at fair value on a non-recurring basis. The fair value hierarchy established in the Financial Accounting Standards Board Codification Topic 820 titled Fair Value Measurements defines three input levels for fair value measurement. Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than those in Level 1. Level 3 is based on significant unobservable inputs. The Company values US Treasury securities, government agency securities, and an equity investment in an actively traded public utility under Level 1. Municipal debt securities, equity investments in community banks, and other real estate acquired through foreclosure are valued under Level 2. The Company has no assets measured at fair value on a recurring or non-recurring basis that are valued under Level 3 criteria. At June 30, 2010, values for available for sale investment securities and other real estate owned were established as follows:

	Total	Level 1 Inputs	Level 2 Inputs
Investment securities available for sale (recurring)	$ 35,142,794	$ 32,273,348	$ 2,869,446
Other real estate owned (non-recurring)	1,378,500	-	1,378,500
	$ 36,521,294	$ 32,273,348	$ 4,247,946

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

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

6.  New accounting standards
    The following accounting pronouncements have been approved by the Financial Accounting Standards Board but had not become effective as of June 30, 2010. These pronouncements would apply to the Company if the Company or the Bank entered into an applicable activity.
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
    The Company currently engages in no business other than owning and managing the Bank. The Bank employed 89 full time equivalent employees as of June 30, 2010. The Bank hires seasonal employees during the summer. The Company has no employees other than those hired by the Bank.

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

Financial Condition
    Total assets of the Company increased $11.3 million (2.87%) from December 31, 2009 to June 30, 2010. Combined deposits and customer repurchase agreements increased $8.3 million (2.58%) during the same period. Much of the deposit and asset growth from the previous year-end to the end of the second quarter stems from seasonal activity, which is further discussed in the section titled Liquidity.
    Average assets and average deposits increased $14.9 million and $13.6 million, respectively, from second quarter 2009 to second quarter 2010. Management believes that some of the year-to-year growth in deposits results from continuing market instability as a prolonged general economic recession is followed by a sluggish recovery. Consumers often seek the safety of conservatively run community banks when the stock market suffers a significant downturn. Increased deposit insurance limits also give customers a greater sense of security in bank deposits.

Loan Portfolio
     During the first half of 2010, the Bank’s gross loan portfolio has grown $10.2 million (4.23%). It is typical for the Bank to experience growth in both deposits and loans by the end of the second quarter. By late June, many seasonal merchants have drawn on their working capital lines of credit and, if the tourist season is successful, they are experiencing increased sales. Growth in the loan portfolio has been funded by increased deposit balances. Because loans earn at higher average rates than the cost of funds, this use of available funds has a positive effect on earnings. There is no adverse impact on the Company’s ability to meet liquidity demands resulting from increases in the loan portfolio.
    The Company makes loans to customers located primarily in the Delmarva region. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region. Since late 2008, the local and regional economies have been adversely affected by a recession of national and international reach.

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
    Management believes that in a general economic downturn, such as the region has experienced since mid-2008, the Bank has an increased likelihood of loss in unsecured loans - commercial and consumer, and in secured consumer loans. Reserves for these segments of the portfolio are included in the formula-based portion of the ALLL. As of June 30, 2010, management reserved 110 bp against all unsecured loans, and consumer loans secured by other than real estate. This reserve level was increased during the first quarter of this year in recognition of the prolonged economic challenges to regional, national, and global economies. Additionally, management reserved 10% against overdrawn checking accounts which are a distinct high risk category of unsecured loan. The bank does not offer an approved overdraft loan product, so all overdrawn deposit balances result from unauthorized presentment of items against insufficient funds.
    Borrowers whose cash flow is impaired as a result of prevailing economic conditions have also experienced depressed real estate values. Management recognizes that the combination of these circumstances – reduced revenue and depressed collateral values, may increase the likelihood of loss in the Bank’s real estate secured loan portfolio. Management closely monitors conditions that might indicate deterioration of collateral value on significant loans and, when possible, obtains additional collateral as required to limit the Bank’s loss exposure. The Bank foreclosed on commercial and consumer mortgage loans during 2009 and 2010, and expects more foreclosures in 2010. Foreclosures may result in loan losses, costs to hold real estate acquired in foreclosure, and losses on the sale of real estate acquired in foreclosure. While management is unable to predict the financial consequences of future foreclosure activity, provision for loss on likely loan foreclosures is included in specific reserves in the ALLL.
    Historically, the absence or improper execution of a document has not resulted in a loss to the Bank, however, management recognizes that the Bank’s loss exposure is increased until a critical contract or collateral documentation exception is cured. At June 30, 2010, management reserved 10 bp against the outstanding balances of loans identified as having critical documentation exceptions.
    The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level management has determined to be appropriate. The allowance is increased by current period provisions and by recoveries of amounts previously charged-off. The allowance is decreased when loans are charged-off as losses, which occurs when they are deemed to be uncollectible. Adjustments made to bring the balance in the allowance to the level established by management may result in an increase or decrease to expense. Provisions for loan losses of $180,000 and $601,000 were made for the second quarter of 2010 and year-to-date, respectively. This compares to provisions for loan losses of $296,500 and $629,600 for the comparable periods in 2009. The year-to-date increases in the level of the ALLL and the provision for loan loss reflect the consequences of the current economy. As the recession continues and borrowers suffer personal and professional financial hardship, the likelihood of loss on previously performing loans has increased. As Management identifies loans with heightened loss potential, a provision for those losses is recorded.
    Management considers the June 30, 2010 allowance appropriate and adequate to absorb identified and inherent losses in the loan portfolio. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. As of June 30, 2010, management has identified four loans with balances totaling $138,076 which are anticipated to be wholly charged-off within the next 12 months. Specific reserves for loss have been provided for these balances.

    The following is a schedule of transactions in the allowance for loan losses. The Bank experienced net recoveries of $6,358 in the second quarter of 2010 and net charge-offs of $364,054 in the year to date. As described earlier, management attributes the increased loan losses to the effects of the current economic recession on some of the Bank’s customers and, subsequently, on the Bank.

Allowance for Loan Losses
	For six months ended		For the year ended
	June 30		December 31
	2010	2009	2009
Balance at beginning of year	$ 637,761	$ 707,152	$ 707,152
Loans charged-off:
Real estate - construction and land	-	-	75,000
Real estate - mortgage	-	369,150	656,191
Commercial	347,873	73,105	200,357
Consumer	33,745	29,548	47,321
Total loan losses	381,618	471,803	978,869
Recoveries on loans previously charged off:
Real estate - construction	-	-	-
Real estate - mortgage	-	318	669
Commercial	178	276	40,364
Consumer	17,386	13,712	18,445
Total loan recoveries	17,564	14,306	59,478

Net loan charge-offs (recoveries)	364,054	457,497	919,391
Provision for loan losses charged to expense	601,000	629,600	850,000
Balance at end of period	$ 874,707	$ 879,255	$ 637,761

Gross loans outstanding at the end of the period	$ 250,889,888	$ 244,677,035	$ 240,699,630
Allowance for loan losses to gross loans
outstanding at the end of the period	0.35%	0.36%	0.26%

Average loans outstanding during the period	$ 246,135,146	$ 244,373,445	$ 242,095,000
Annualized net charge-offs as a percentage of
average loans outstanding during the period	0.30%	0.38%	0.77%

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

    Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans. Nonperforming assets are comprised of nonperforming loans combined with real estate acquired in foreclosure and held for sale. The following table details the composition of nonperforming assets:

	June 30,	June 30,	December 31,
	2010	2009	2009
Loans 90 days or more past due and still accruing
Real estate	$ 2,116,286	$ 583,372	$ 787,580
Commercial	-	-	-
Consumer	1,065	4,212	-
	2,117,351	587,584	787,580
Nonaccruing loans	1,132,597	1,801,010	1,023,083
Total nonperforming loans	3,249,948	2,388,594	1,810,663
Other real estate owned	1,378,500	-	1,433,000
Total nonperforming assets	$ 4,628,448	$ 2,388,594	$ 3,243,663

Interest not accrued on nonaccruing loans	$ 55,433	$ 100,964	$ 46,467

Interest included in net income on nonaccruing loans,
year-to-date	$ 13,195	$ 9,231	$ 30,492

    Not reflected in the table above, is a loan with a principal balance of $4,500,000 which has been the subject of ongoing collection efforts. Late in 2008, the Bank was notified that there is a lien on the property securing this loan that is superior to the Bank’s liens. The Bank was not aware of this superior lien at the time the loan was originated, and the Bank’s settlement agent did not discover the lien during the title examination process. The Bank filed a claim with the title company that has insured its title and lien priority in the belief that the title company would indemnify the Bank for any losses resulting from the superior lien. In June 2010, the title company offered the Bank a payment of less than the full balance of the loan. The Bank has counter offered. If the title company accepts the Bank’s counter offer, and subject to the execution of a definitive settlement agreement, the Bank will incur a loss of $500,000 on this loan. If this negotiation fails, the Bank will continue its collection effort through any legal means available. The cost of protracted negotiations and collections is likely to outweigh the loss if settled in the near term under the Bank’s terms. As of June 30, 2010 and December 31, 2009, this loan was 18 and 53 days past due, respectively. It continues to accrue as the Bank continues collection efforts, with management reviewing the accrual status of this loan no less than quarterly. Currently, the title company is making the interest payments.
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

    Impaired loans including nonaccruing loans totaled $3,351,105 and $2,901,859, at June 30, 2010, and December 31, 2009, respectively.

	June 30, 2010	December 31, 2009
Impaired loans with valuation allowances,
including nonaccruing loans	$ 846,267	$ 799,834
Valuation allowances on impaired loans	$ 326,726	$ 258,869

Impaired loans with no valuation allowances	$ 2,504,838	$ 2,102,025

Total impaired loans	$ 3,351,105	$ 2,901,859

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
    Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits and retail repurchase agreements were 39.52% for the second quarter of 2010 compared to 38.92% for the same quarter of 2009.
    The Company has available lines of credit, including overnight federal funds and reverse repurchase agreements, totaling $28,000,000 as of June 30, 2010.
    Average net loans to average deposits were 80.16% versus 81.98% as of June 30, 2010 and 2009, respectively. Average net loans increased by 2.27% while average deposits grew by 4.59%. Funding for loan growth was provided by deposit increases. Because loans earn higher average rates than the Bank’s cost of funds, this results in a positive effect on earnings. Average deposit balance increases occurred in interest-bearing accounts, except time deposits which dropped slightly. Average non-interest bearing deposit balances increased by 2.26%. Neither changes in deposit portfolio composition nor the increase in outstanding loan balances has a negative impact on the Company’s ability to meet liquidity demands.

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
    As of June 30, 2010, the Company was cumulatively asset-sensitive for all time horizons. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Results of Operations
    Net income for the three months ended June 30, 2010, was $1,523,386 ($.51 per share), compared to $1,151,176 ($.38 per share) for the second quarter of 2009, resulting in an increase of $372,210 or 32.33%. Year to date net income has increased $298,899 ($.11 per share) from $2,489,866 ($.82 per share) in 2009 to $2,788,765 ($.93 per share) in 2010. The key components of net income are discussed in the following paragraphs.
    For the second quarter of 2010 compared to 2009, net interest income increased $190,431 (5.04%). Net interest income increased $131,378 (1.71%) in the first six months of 2010 compared to the same period in 2009. The decrease in interest and dividend revenue continues a multi-year trend primarily attributable to extremely low market rates. In 2009, immediately repricable assets such as federal funds sold saw dramatic revenue declines. During 2010, the gradual downward repricing of debt securities and certificates of deposit in other banks has caused further erosion of revenues. Interest expense decreased in the second quarter of 2010 by $156,234 (24.04%) relative to the comparable period last year due to lower rates on time deposits. For the year to date, interest expense is down $372,996 (27.12%) relative to last year.
    The Company’s net interest income is one of the most important factors in evaluating its financial performance. Management uses interest rate sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease one hundred basis points, and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience a decrease of approximately 5.5% in net interest income. Conversely, if prime were to increase one hundred basis points, and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience an increase in net interest income of the same percentage. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management’s reaction to this rate change would be to reprice its loans or deposits or both.

    The tax-equivalent quarterly yield on interest-earning assets decreased by 4 basis points from 5.17% for second quarter 2009 to 5.13% in 2010. The quarterly yield on interest-bearing liabilities decreased by 31 basis points from 1.12% in 2009 to .81% in 2010. In combination, these shifts contribute to a decrease in net margin on interest-earning assets of 49 basis points.
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

Average Balances, Interest, and Yields
	For the quarter ended			For the quarter ended
	June 30, 2010			June 30, 2009
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield

Assets
Federal funds sold	$ 33,845,165	$ 16,129	0.19%	$ 34,243,326	$ 16,956	0.20%
Interest-bearing deposits	6,881,897	14,015	0.82%	10,736,142	28,016	1.05%
Investment securities	64,660,854	363,879	2.26%	62,061,340	453,877	2.93%
Loans, net of allowance	249,022,106	4,136,416	6.66%	243,492,267	4,018,705	6.62%
Total interest-earning assets	354,410,022	4,530,439	5.13%	350,533,075	4,517,554	5.17%
Noninterest-bearing cash	19,514,507			10,790,225
Other assets	15,779,339			13,469,191
Total assets	$ 389,703,868			$ 374,792,491

Liabilities and Stockholders' Equity
Interest-bearing deposits
NOW	$ 55,898,114	56,514	0.41%	$ 49,940,208	27,331	0.22%
Money market	36,311,278	45,091	0.50%	33,228,034	41,051	0.50%
Savings	47,959,025	59,420	0.50%	43,726,854	53,922	0.49%
Other time	99,418,035	325,353	1.31%	100,633,809	519,487	2.07%
Total interest-bearing deposits	239,586,452	486,378	0.81%	227,528,905	641,791	1.13%
Securities sold under agreements to repurchase & federal funds purchased	5,411,273	6,696	0.50%	5,751,306	7,126	0.50%
Borrowed funds	37,518	595	6.36%	63,638	986	6.21%
Total interest-bearing liabilities	245,035,243	493,669	0.81%	233,343,849	649,903	1.12%
Noninterest-bearing deposits	71,067,292			69,497,742
	316,102,535	493,669	0.63%	302,841,591	649,903	0.86%
Other liabilities	580,806			535,249
Stockholders' equity	73,020,527			71,415,651
Total liabilities and
stockholders' equity	$ 389,703,868			$ 374,792,491
Net interest spread			4.32%			4.05%
Net interest income		$ 4,036,770			$ 3,867,651
Net margin on interest-earning assets			4.57%			4.43%

Tax equivalent adjustment in:
Investment income		$ 31,080			$ 32,615
Loan income		$ 34,633			$ 54,410

    Provisions for loan losses of $180,000 and $296,500 were recorded during the second quarter of 2010 and 2009, respectively. Net loans charged-off were $364,054 and $457,497 during the first half of 2010 and 2009, respectively. Management attributes the continued loan losses to the generally poor state of the economy which has had an adverse effect on certain borrowing customers. See Loan Quality and the Allowance for Loan Losses for a discussion of the provision for loan losses.
    Noninterest revenue for the second quarter of 2010 is $126,514 (25.29%) higher than the comparable period last year. Noninterest revenue for the year-to-date is $303,886 (31.62%) more than last year. The favorable variances in both the quarter and the year-to-date are largely due to gains on the sale of old coins with high precious metal content that had been stored in the Bank’s vault for decades, as well as gains on the sale of real property to the State of Delaware for road expansion and related right of ways.
    Noninterest expense for the second quarter of 2010 is $177,265 (8.06%), less than last year including a $185,610 reduction in FDIC premium expense. Noninterest expense year-to-date is $47,035 (1.13%) less than last year including a $119,709 decrease in FDIC premiums. In 2009, FDIC insurance premiums included the accrual of a special assessment to restore the deposit insurance fund to target levels. This special assessment is not expected to repeat in 2010.
    Income taxes for the six months ended June 30, 2010 are $212,000 (15.40%) higher than the same period last year, on a pre-tax income increase of $510,899 (13.21%%).

Plans of Operation
    The Bank offers a full range of deposit services including checking, NOW, Money Market, and savings accounts, and time deposits including certificates of deposit. The transaction, savings, and certificate of deposit accounts are tailored to the Bank’s principal market areas at rates competitive to those offered in the area. The Bank also offers Individual Retirement Accounts (IRA), Health Savings Accounts, and Education Savings Accounts. All deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to the maximum amount allowed by law, which is currently $250,000 per depositor. The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities. The Bank offers individual customers up to $50 million in FDIC insured deposits through the Certificate of Deposit Account Registry Services® network.
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

Capital Resources and Adequacy
    Total stockholders’ equity increased $2,460,231 from December 31, 2009 to June 30, 2010. This increase is attributable to comprehensive income recorded during the period, as detailed in Note 2 of the Notes to Financial Statements.
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
    Tier one risk-based capital ratios of the Company as of June 30, 2010 and December 31, 2009 were 31.1% and 31.6%, respectively. Both are substantially in excess of regulatory minimum requirements.
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
    At June 30, 2010, the Company’s interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 22.57%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.

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
    The Company’s management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

Changes in Internal Controls
     During the quarter ended on the date of this report, there were no significant changes in the Company’s internal control over financial reporting that have had or are reasonably likely to have a material effect on the Company’s internal control over financial reporting. As of June 30, 2010, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s internal controls over financial reporting are effective.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

    The Company publicly announced on August 14, 2003, that it would repurchase up to 10% of its outstanding equity stock at that time, which equated to a total of 324,000 common shares available for repurchase. As of January 1, 2005, and again on May 18, 2007, this plan was renewed by public announcement, making up to 10% of the Company’s outstanding equity stock available for repurchase at the time of each renewal. On January 13, 2010, as part of its capital planning, the Board of Directors voted to suspend until June 30, 2010, the stock repurchase program. On June 9, 2010, the Board voted to extend the program suspension until December 31, 2010.
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

Date: August 6, 2010

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
(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
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

Date: August 6, 2010

By: /s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)

Exhibit 32
Certification - Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended June 30, 2010, of Calvin B. Taylor Bankshares, Inc:

(1) The referenced report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Calvin B. Taylor Bankshares, Inc.

Date: August 6, 2010

By: /s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

By: /s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calvin B. Taylor Bankshares, Inc.

Date: August 6, 2010

By: /s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

By: /s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer)