Form 10-Q
period 2010-09-30
TAYLOR CALVIN B BANKSHARES INC
filed 2010-11-08
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
 Commission File No. 000-50047

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

On October 31, 2010, 3,000,508 shares of the registrant's common stock were issued and outstanding.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Form 10-Q
Index

Part I -	Financial Information	Page

Item 1	Consolidated Financial Statements
	Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	3
	Consolidated Statements of Income for the three months
	ended September 30, 2010 and 2009	4
	Consolidated Statements of Income for the nine months
	ended September 30, 2010 and 2009	5
	Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2010 and 2009	6-7
	Notes to Consolidated Financial Statements	8-12

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	13-22

Item 3	Quantitative and Qualitative Disclosures About Market Risks	23

Item 4	Controls and Procedures	23

Part II -	Other Information

Item 1	Legal Proceedings	24
Item 1A	Risk Factors	24
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3	Defaults Upon Senior Securities	25
Item 5	Other Information	25
Item 6	Exhibits	25-28

	Signatures	29

Part I - Financial Information, Item 1 Financial Statements
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
	(unaudited)
	September 30	December 31,
	2010	2009
Assets
Cash and due from banks	$ 17,802,078	$ 15,117,190
Federal funds sold	39,505,701	28,222,472
Interest-bearing deposits	11,647,022	12,494,003
Investment securities available for sale	63,396,007	42,767,578
Investment securities held to maturity (approximate
fair value of $34,065,738 and $38,897,082)	33,750,066	38,597,942
Loans, less allowance for loan losses
of $628,765 and $637,761	238,211,468	240,061,869
Premises and equipment	6,379,529	6,594,757
Other real estate owned	1,208,000	1,433,000
Accrued interest receivable	1,054,801	1,292,604
Computer software	103,506	135,831
Bank owned life insurance	5,217,854	5,089,278
Other assets	1,366,546	1,721,772
	$ 419,642,578	$ 393,528,296
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$ 83,789,185	$ 72,431,731
Interest-bearing	251,372,753	240,215,888
	335,161,938	312,647,619
Securities sold under agreements to repurchase	6,999,450	7,048,176
Note payable	28,345	48,519
Accrued interest payable	156,626	192,621
Deferred income taxes	880,035	1,026,786
Other liabilities	92,208	287,282
	343,318,602	321,251,003
Stockholders' equity
Common stock, par value $1 per share
authorized 10,000,000 shares, issued and outstanding
3,000,508 shares at September 30, 2010,
and December 31, 2009	3,000,508	3,000,508
Additional paid-in capital	8,733,438	8,733,438
Retained earnings	63,213,404	58,975,278
	74,947,350	70,709,224
Accumulated other comprehensive income	1,376,626	1,568,069
	76,323,976	72,277,293
	$ 419,642,578	$ 393,528,296

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
	For the three months ended
	September 30
	2010	2009
Interest and dividend revenue
Loans, including fees	$ 4,010,548	$ 3,978,452
U.S. Treasury and government agency securities	273,065	391,920
State and municipal securities	12,203	12,672
Federal funds sold	17,969	18,085
Interest-bearing deposits	12,618	26,100
Equity securities	6,315	10,081
Total interest and dividend revenue	4,332,718	4,437,310

Interest expense
Deposits	475,095	591,775
Borrowings	9,646	10,648
Total interest expense	484,741	602,423
Net interest income	3,847,977	3,834,887

Provision for loan losses	52,500	(132,550)
Net interest income after provision for loan losses	3,795,477	3,967,437

Noninterest revenue
Service charges on deposit accounts	238,221	243,108
ATM and debit card	151,000	147,965
Bank owned life insurance	43,931	43,962
Gain on sale of assets	(1,319)	-
Miscellaneous revenue	92,294	77,776
Total noninterest revenue	524,127	512,811

Noninterest expenses
Salaries	882,680	902,057
Employee benefits	225,225	201,225
Occupancy	197,908	182,149
Furniture and equipment	122,121	103,669
Data processing	64,381	73,915
ATM and debit card	40,252	43,820
Deposit insurance premiums	72,966	151,637
Other operating	405,211	413,627
Total noninterest expenses	2,010,744	2,072,099

Income before income taxes	2,308,860	2,408,149
Income taxes	859,500	896,500
Net income	$ 1,449,360	$ 1,511,649

Earnings per common share - basic and diluted	$ 0.48	$ 0.50

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
	For the nine months ended
	September 30
	2010	2009
Interest and dividend revenue
Loans, including fees	$ 12,072,501	$ 12,005,793
U.S. Treasury and government agency securities	926,797	1,237,332
State and municipal securities	38,485	34,070
Federal funds sold	46,054	51,272
Interest-bearing deposits	46,129	132,880
Equity securities	35,321	50,150
Total interest and dividend revenue	13,165,287	13,511,497

Interest expense
Deposits	1,461,333	1,951,112
Borrowings	25,783	26,682
Total interest expense	1,487,116	1,977,794
Net interest income	11,678,171	11,533,703

Provision for loan losses	653,500	497,050
Net interest income after provision for loan losses	11,024,671	11,036,653

Noninterest revenue
Service charges on deposit accounts	718,756	743,186
ATM and debit card	417,041	400,557
Bank owned life insurance	128,576	130,052
Gain on sale of assets	183,920	-
Miscellaneous revenue	340,756	200,051
Total noninterest revenue	1,789,049	1,473,846

Noninterest expenses
Salaries	2,627,163	2,705,716
Employee benefits	748,739	631,275
Occupancy	605,164	560,586
Furniture and equipment	353,370	340,636
Data processing	210,776	215,049
ATM and debit card	139,154	192,472
Deposit insurance premiums	218,654	417,034
Other operating	1,224,074	1,172,716
Total noninterest expenses	6,127,094	6,235,484

Income before income taxes	6,686,626	6,275,015
Income taxes	2,448,500	2,273,500
Net income	$ 4,238,126	$ 4,001,515

Earnings per common share - basic and diluted	$ 1.41	$ 1.32

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the nine months ended
	September
	2010	2009
Cash flows from operating activities
Interest and dividends received	$ 13,543,626	$ 14,029,927
Fees and commissions received	1,618,990	1,344,516
Interest paid	(1,523,110)	(2,132,182)
Cash paid to suppliers and employees	(5,806,785)	(5,894,557)
Income taxes paid	(2,190,956)	(1,944,434)
	5,641,765	5,403,270
Cash flows from investing activities
Certificates of deposit purchased, net of maturities	826,102	3,315,503
Proceeds from maturities of investments available
for sale	15,135,000	17,200,000
Purchase of investments available for sale	(36,198,861)	(34,149,247)
Proceeds from maturities of investments held to
maturity	23,740,000	23,765,000
Purchase of investments held to maturity	(18,935,424)	(30,773,647)
Loans made, net of principal reductions	1,196,901	4,885,851
Proceeds from sale of repossessed loan collateral, net of
cost of sale	217,551	39,510
Purchases of premises, equipment,
and computer software	(193,317)	(750,181)
Proceeds from sale of premises and equipment	72,100	20,900
	(14,139,948)	(16,446,311)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	1,404,046	(795,649)
Other deposits	21,110,274	30,354,512
Securities sold under agreements to repurchase	(48,726)	1,802,953
Payments on note payable	(20,174)	(19,002)
Common shares repurchased	-	(1,540,500)
	22,445,420	29,802,314

Net increase in cash and cash equivalents	13,947,237	18,759,273
Cash and cash equivalents at beginning of period	43,489,772	35,270,664
Cash and cash equivalents at end of period	$ 57,437,009	$ 54,029,937

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the nine months ended
	September 30,
	2010	2009
Reconciliation of net income to net cash provided
by operating activities
Net income	$ 4,238,126	$ 4,001,515
Adjustments to reconcile net income to net cash
provided by operating activities
Provision for loan losses	653,500	497,050
(Gain) loss on sale of repossessed loan collateral	7,449	(1,203)
(Gain) on sale of premises, equipment and
computer software	(55,061)	(3,593)
Amortization of premiums and accretion of
discount, net	140,537	58,582
Depreciation and amortization	423,829	413,818
Decrease (increase) in
Accrued interest receivable	237,803	459,780
Cash surrender value of bank owned life insurance	(128,576)	(130,052)
Other assets	355,227	321,851
Increase (decrease) in
Accrued interest payable	(35,995)	(154,387)
Accrued income taxes	37,512	2,708
Other liabilities	(232,586)	(62,799)
	$ 5,641,765	$ 5,403,270

Composition of cash and cash equivalents
Cash and due from banks	$ 17,802,078	$ 19,438,917
Federal funds sold	39,505,700	34,442,376
Interest-bearing deposits, except for time deposits	129,231	148,644
	$ 57,437,009	$ 54,029,937

Supplemental cash flows information:
Non-cash transfers from loans to other real estate owned	$ -	$ 845,000

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation
    The accompanying unaudited consolidated financial statements conform with accounting principles generally accepted in the United States of America and to the instructions to Form 10-Q. Interim financial statements do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position and results of operations for these interim periods have been made. These adjustments are of a normal recurring nature. Results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected in any other interim period or for the year ending December 31, 2010. For further information, refer to the audited consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 2009.
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

Per share data
    Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding for the period, as follows:

	2010	2009
Three months ended September 30	3,000,508	3,011,098
Nine months ended September 30	3,000,508	3,025,271

2. Comprehensive Income
    Comprehensive income consists of:

	For the nine months ended
	September 30,
	2010	2009
Net income	$ 4,238,126	$ 4,001,515
Unrealized loss on investment securities
available for sale, net of income taxes	(191,443)	(611,842)
Comprehensive income	$ 4,046,683	$ 3,389,673

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Investment Securities
    Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
September 30, 2010
Available for sale
U.S. Treasury	$ 59,193,537	$ 1,301,245	$ 1,600	$ 60,493,182
State and municipal	366,057	6,750	1,484	371,323
Equity	1,691,841	1,053,164	213,503	2,531,502
	$ 61,251,435	$ 2,361,159	$ 216,587	$ 63,396,007
Held to maturity
U.S. Treasury	$ 19,487,841	$ 272,627	$ -	$ 19,760,468
U.S. Government agency	10,003,128	21,550	-	10,024,678
State and municipal	4,259,097	21,664	169	4,280,592
	$ 33,750,066	$ 315,841	$ 169	$ 34,065,738

December 31, 2009
Available for sale
U.S. Treasury	$ 38,197,971	$ 950,429	$ -	$ 39,148,400
State and municipal	395,000	5,392	270	400,122
Equity	1,691,841	1,571,962	44,747	3,219,056
	$ 40,284,812	$ 2,527,783	$ 45,017	$ 42,767,578
Held to maturity
U.S. Treasury	$ 25,498,390	$ 254,672	$ 8,999	$ 25,744,063
U.S. Government agency	10,000,000	30,808	650	10,030,158
State and municipal	3,099,552	23,309	-	3,122,861
	$ 38,597,942	$ 308,789	$ 9,649	$ 38,897,082

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Investment Securities (Continued)
    The table below shows the gross unrealized losses and fair value of securities that are in an unrealized loss position as of September 30, 2010, aggregated by length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

U. S. Treasury	$ 9,014,154	$ 1,600	$ -	$ -	$ 9,014,154	$ 1,600
State and municipal	365,366	1,653	-	-	365,366	1,653
Equity securities	243,748	148,069	243,770	65,434	487,518	213,503
	$ 9,623,268	$ 151,322	$ 243,770	$ 65,434	$ 9,867,038	$ 216,756

    The debt securities for which an unrealized loss is recorded are issues of the U. S. Treasury and general and highly rated revenue obligations of states and municipalities. The Company has the ability and the intent to hold these securities until they are called or mature at face value. Equity securities for which an unrealized loss is recorded are issued by four local community banks or bank holding companies. Management believes that these fluctuations in fair value reflect market conditions, and are not indicative of other-than-temporary impairment of the investments.
    The amortized cost and estimated fair value of debt securities, by contractual maturity and the amount of pledged securities, follow. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Available for sale
Within one year	$ 38,197,449	$ 38,382,547	$ 15,106,388	$ 15,136,254
After one year
through five years	19,365,576	19,584,458	21,490,230	21,822,893
After ten years	1,996,569	2,897,500	1,996,353	2,589,375
	$ 59,559,594	$ 60,864,505	$ 38,592,971	$ 39,548,522

Held to maturity
Within one year	$ 11,942,919	$ 11,983,392	$ 16,042,286	$ 16,273,130
After one year
through five years	21,807,147	22,082,346	22,555,656	22,623,952
	$ 33,750,066	$ 34,065,738	$ 38,597,942	$ 38,897,082

Pledged securities	$ 26,593,298	$ 27,902,281	$ 26,269,854	$ 27,142,948

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

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Loan commitments
    Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Outstanding loan commitments and letters of credit consist of:

	September 30, 2010	December 31, 2009
Loan commitments and lines of credit
Construction and land development	$ 7,825,746	$ 10,231,711
Other	22,011,027	19,038,506
	$ 29,836,773	$ 29,270,217

Standby letters of credit	$ 1,742,979	$ 1,907,736

5. Assets Measured at Fair Value
    The Company values investment securities classified as available for sale on a recurring basis and other real estate acquired through foreclosure at fair value on a non-recurring basis. The fair value hierarchy established in the Financial Accounting Standards Board Codification Topic 820 titled Fair Value Measurements defines three input levels for fair value measurement. Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than those in Level 1. Level 3 is based on significant unobservable inputs. The Company values US Treasury securities, government agency securities, and an equity investment in an actively traded public utility under Level 1. Municipal debt securities, equity investments in community banks, and other real estate acquired through foreclosure are valued under Level 2. The Company has no assets measured at fair value on a recurring or non-recurring basis that are valued under Level 3 criteria. At September 30, 2010, values for available for sale investment securities and other real estate owned were established as follows:

	Total	Level 1 Inputs	Level 2 Inputs
Investment securities available for sale (recurring)	$ 63,396,007	$ 60,493,182	$ 2,902,825
Other real estate owned (non-recurring)	1,208,000	-	1,208,000
	$ 64,604,007	$ 60,493,182	$ 4,110,825

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

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

6. New accounting standards
    The following accounting pronouncements have been approved by the Financial Accounting Standards Board but had not become effective as of September 30, 2010. These pronouncements would apply to the Company if the Company or the Bank entered into an applicable activity.
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
    ASU No. 2010-20, "Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." ASU 2010-20 requires expanded disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of inherent credit risk in the company’s portfolio of financing receivables (which includes loans), (ii) how that risk is analyzed and assessed in arriving at an adequate level of the allowance for credit losses, and (iii) changes and reasons for changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, which is the level at which the company develops and documents its systematic method for determining an allowance for credit losses, and class of financing receivable, which is generally a further disaggregation of portfolio segment. The required disclosures include but are not limited to, a rollforward of the allowance for credit losses as well as information about modified, impaired, nonaccrual, and past due loans, as well as credit quality indicators. ASU 2010-20 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011.
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
    The Company currently engages in no business other than owning and managing the Bank. The Bank employed 91 full time equivalent employees as of September 30, 2010. The Bank hires seasonal employees during the summer. The Company has no employees other than those hired by the Bank.

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

Financial Condition
     Total assets of the Company increased $26.1 million (6.64%) from December 31, 2009 to September 30, 2010. Combined deposits and customer repurchase agreements increased $22.5 million (7.03%) during the same period. Much of the deposit and asset growth from the previous year-end to the end of the third quarter stems from seasonal activity, which is further discussed in the section titled Liquidity.
    Average assets and average deposits increased $14.6 million and $12.7 million, respectively, from third quarter 2009 to third quarter 2010. Management believes that some of the year-to-year growth in deposits results from continuing market instability as a prolonged general economic recession is followed by a sluggish recovery. Consumers often seek the safety of conservatively run community banks when the stock market suffers a significant downturn. Increased deposit insurance limits also give customers a greater sense of security in bank deposits.

Loan Portfolio
     During the first nine months of 2010, the Bank’s gross loan portfolio has dropped by $1.9 million (.77%). It is typical for the Bank to experience growth in both deposits and loans by the end of the second quarter. By late June, many seasonal merchants have drawn on their working capital lines of credit and, if the tourist season is successful, they are experiencing increased sales. Throughout the third quarter, seasonal merchants pay down their lines of credit. Due to the challenges of the current economy, management has been proactive in monitoring the repayment of seasonal lines.
    The Company makes loans to customers located primarily in the Delmarva region. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region. Since late 2008, the local and regional economies have been adversely affected by a recession of national and international reach. Although economists consider that the recession ended in mid-2009, the Bank continues to experience higher than usual loan delinquencies and losses due to the after effects of the recession and the slow pace of recovery.

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
    The Company evaluates loan portfolio risk for the purpose of establishing an adequate allowance for loan losses. In determining an adequate level for the formula-based portion of the ALLL, management considers historical loss experience for major types of loans. Homogenous categories of loans are evaluated based on loss experience in the most recent three years. Based on this evaluation, management applies a formula to the current portfolio which gives weight to portfolio size and loss experience for categories of real estate construction loans, other real estate secured loans, other loans to commercial borrowers, and other consumer loans. However, historical data may not be an accurate predictor of loss potential in the current loan portfolio.
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
    Management believes that in a general economic downturn, such as the region has experienced since mid-2008, the Bank has an increased likelihood of loss in unsecured loans - commercial and consumer, and in secured consumer loans. Reserves for these segments of the portfolio are included in the formula-based portion of the ALLL. As of September 30, 2010, management reserved 115 bp against all unsecured loans, and consumer loans secured by other than real estate. This reserve level has been increased quarterly for the past year in recognition of the prolonged economic challenges in our service area. Additionally, management reserved 10% against overdrawn checking accounts which are a distinct high risk category of unsecured loan. The Bank does not offer an approved overdraft loan product, so all overdrawn deposit balances result from unauthorized presentment of items against insufficient funds.
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
    Historically, the absence or improper execution of a document has not resulted in a loss to the Bank, however, management recognizes that the Bank’s loss exposure is increased until a critical contract or collateral documentation exception is cured. At September 30, 2010, Management reserved 10 bp against the outstanding balances of loans identified as having critical documentation exceptions.
    The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level management has determined to be appropriate. The allowance is increased by current period provisions and by recoveries of amounts previously charged-off. The allowance is decreased when loans are charged-off as losses, which occurs when they are deemed to be uncollectible. Adjustments made to bring the balance in the allowance to the level established by management may result in an increase or decrease to expense. Provisions for loan losses of $52,500 and $653,500 were made for the third quarter of 2010 and year-to-date, respectively. This compares to provisions for loan losses of (132,500) and $497,050 for the comparable periods in 2009. The year-to-date increases in the level of the ALLL and the provision for loan loss reflect the consequences of the current economy. During this slow recovery period, borrowers continue to suffer personal and professional financial hardship, increasing the likelihood of loss on previously performing loans. As Management identifies loans with heightened loss potential, a provision for those losses is recorded.
    Management considers the September 30, 2010 allowance appropriate and adequate to absorb identified and inherent losses in the loan portfolio. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. As of September 30, 2010, management has not identified any loans which are anticipated to be wholly charged-off within the next 12 months.

    The following is a schedule of transactions in the allowance for loan losses. The Bank experienced net charge-offs of $298,442 in the third quarter of 2010 and $662,496 for the year to date. As described earlier, management attributes the increased loan losses to the effects of the current economic recession on some of the Bank’s customers and, subsequently, on the Bank.

Allowance for Loan Losses
	For nine months ended		For the year ended
	September 30		December 31
	2010	2009	2009
Balance at beginning of year	$ 637,761	$ 707,152	$ 707,152
Loans charged-off:
Real estate
Construction, land development, and land	100,000	75,000	75,000
Other mortgages	190,093	399,704	656,191
Commercial	353,251	83,105	200,357
Consumer	45,866	38,120	47,321
Total loan losses	689,210	595,929	978,869
Recoveries on loans previously charged off:
Real estate
Construction, land development, and land	-	-	-
Other mortgages	1,000	669	669
Commercial	774	276	40,364
Consumer	24,940	16,386	18,445
Total loan recoveries	26,714	17,331	59,478

Net loan charge-offs (recoveries)	662,496	578,598	919,391
Provision for loan losses charged to expense	653,500	497,050	850,000
Balance at end of period	$ 628,765	$ 625,604	$ 637,761

Gross loans outstanding at the end of the period	$ 238,840,233	$ 235,919,585	$ 240,699,630
Allowance for loan losses to gross loans
outstanding at the end of the period	0.26%	0.27%	0.26%

Average loans outstanding during the period	$ 244,677,984	$ 239,930,765	$ 242,095,000
Annualized net charge-offs as a percentage of
average loans outstanding during the period	0.36%	0.32%	0.77%

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

    Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans. Nonperforming assets are comprised of nonperforming loans combined with real estate acquired in foreclosure and held for sale. The following table details the composition of nonperforming assets:

	September 30,	September 30,	December 31,
	2010	2009	2009
Loans 90 days or more past due and still accruing
Real estate
Construction, land development, and land	$ 409,939	$ -	$ -
Residential 1 to 4 family	97,404	38,651	62,532
Second mortgages	-	-	87,245
Commercial properties	1,421,434	952,218	637,803
Commercial	-	-	-
Consumer	781	4,420	-
	1,929,558	995,289	787,580
Nonaccruing loans	2,873,392	1,450,876	1,023,083
Total nonperforming loans	4,802,950	2,446,165	1,810,663
Other real estate owned	1,208,000	829,500	1,433,000
Total nonperforming assets	$ 6,010,950	$ 3,275,665	$ 3,243,663

Interest not accrued on nonaccruing loans	$ 126,989	$ 55,698	$ 46,467

Interest included in net income on nonaccruing loans,
year-to-date	$ 70,460	$ 24,307	$ 30,492

    Not reflected in the table above, is a loan which has been the subject of ongoing collection efforts. Late in 2008, when the loan had a principal balance of $4,500,000, the Bank was notified that there was a lien on the property securing this loan that was superior to the Bank's first and third liens. The Bank was not aware of this superior lien at the time the loan was originated, and the Bank's settlement agent did not discover the lien during the title examination process. The Bank filed a claim with the title company that has insured its title and lien priority in the belief that the title company would indemnify the Bank for any losses resulting from the superior lien. For the next twenty-one months, the Bank engaged in a series of negotiations and mediations to settle the matter.
    On October 25, 2010 a definitive agreement (Agreement) was executed by all parties who have a financial interest in this event. As a result of the Agreement, the Bank has been restored to a first lien position but incurred a loss of $100,000 that is reflected in this quarterly report.  Concurrently, the Bank paid real estate taxes of $582,472 on the collateral property and has added that amount to the loan resulting in a first lien balance of $4,032,472. The title agent has escrowed funds to pay interest for a period of one year from the date of the Agreement.  The Bank does not anticipate any additional loss on this credit as it believes its first lien is well secured.  As of September 30, 2010 and December 31, 2009, this loan was 18 and 53 days past due, respectively.

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
    Impaired loans including nonaccruing loans totaled $2,873,392 and $2,901,859, at September 30, 2010, and December 31, 2009, respectively.

	September 30, 2010	December 31, 2009
Impaired loans with valuation allowances,
including nonaccruing loans	$ 650,033	$ 799,834
Valuation allowances on impaired loans	$ 130,007	$ 258,869

Impaired loans with no valuation allowances	$ 2,223,359	$ 2,102,025

Total impaired loans	$ 2,873,392	$ 2,901,859

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
    Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits and retail repurchase agreements were 46.06% for the third quarter of 2010 compared to 45.16% for the same quarter of 2009.
    The Company has available lines of credit, including overnight federal funds and reverse repurchase agreements, totaling $28,000,000 as of September 30, 2010.
    Average net loans to average deposits were 72.94% versus 74.36% as of September 30, 2010 and 2009, respectively. Average net loans increased by 1.95% while average deposits grew by 3.94%. Funding for loan growth was provided by deposit increases. Because loans earn higher average rates than the Bank’s cost of funds, this results in a positive effect on earnings. Average deposit balance increases occurred in all categories of interest-bearing accounts. Average non-interest bearing deposit balances decreased 2.61%. Neither changes in deposit portfolio composition nor the increase in outstanding loan balances has a negative impact on the Company’s ability to meet liquidity demands.

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
    As of September 30, 2010, the Company was cumulatively asset-sensitive for all time horizons. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Results of Operations
     Net income for the three months ended September 30, 2010, was $1,449,360 ($.48 per share), compared to $1,511,649 ($.50 per share) for the same quarter of 2009, resulting in a decrease of $62,289 or 4.12%. Year to date net income has increased $236,611 ($.09 per share) from $4,001,515 ($1.32 per share) in 2009 to 4,238,126 ($1.41 per share) in 2010. The key components of net income are discussed in the following paragraphs.
    For the third quarter of 2010 compared to 2009, net interest income increased $13,090 (.34%). Net interest income increased $144,468 (1.25%) in the first nine months of 2010 compared to the same period in 2009. The decrease in interest and dividend revenue continues a multi-year trend primarily attributable to extremely low market rates. In 2009, immediately repricable assets such as federal funds sold saw dramatic revenue declines. During 2010, the gradual downward repricing of debt securities and certificates of deposit in other banks has caused further erosion of revenues. Interest expense decreased in the third quarter of 2010 by $117,682 (19.53%) relative to the comparable period last year primarily due to lower rates on time deposits. For the year to date, interest expense is down $490,678 (24.81%) relative to last year.
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

    The tax-equivalent quarterly yield on interest-earning assets decreased by 23 basis points from 4.83% for third quarter 2009 to 4.60% in 2010. The quarterly yield on interest-bearing liabilities decreased by 24 basis points from 1.00% in 2009 to .76% in 2010. In combination, these shifts contribute to a decrease in net margin on interest-earning assets of 9 basis points.
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

Average Balances, Interest, and Yields
	For the quarter ended			For the quarter ended
	September 30, 2010			September 30, 2009
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield

Assets
Federal funds sold	$ 40,193,477	$ 17,969	0.18%	$ 37,585,106	$ 18,085	0.19%
Interest-bearing deposits	9,830,702	12,618	0.51%	12,284,308	26,100	0.84%
Investment securities	85,785,352	319,144	1.48%	81,079,391	446,496	2.18%
Loans, net of allowance	243,879,944	4,054,827	6.60%	239,223,663	4,019,226	6.67%
Total interest-earning assets	379,689,475	4,404,558	4.60%	370,172,468	4,509,907	4.83%
Noninterest-bearing cash	21,567,998			17,849,768
Other assets	15,620,477			14,254,239
Total assets	$ 416,877,950			$ 402,276,475

Liabilities and Stockholders' Equity
Interest-bearing deposits
NOW	$ 58,830,531	59,925	0.40%	$ 51,424,450	37,201	0.29%
Money market	39,344,234	49,089	0.50%	36,663,323	45,981	0.50%
Savings	48,572,626	52,798	0.43%	45,026,198	56,096	0.49%
Other time	99,842,805	313,283	1.24%	98,448,988	452,497	1.82%
Total interest-bearing deposits	246,590,196	475,095	0.76%	231,562,959	591,775	1.01%
Securities sold under agreements to repurchase & federal funds purchased	7,311,711	9,153	0.50%	7,777,915	9,758	0.50%
Borrowed funds	30,727	493	6.37%	57,311	890	6.16%
Total interest-bearing liabilities	253,932,634	484,741	0.76%	239,398,185	602,423	1.00%
Noninterest-bearing deposits	87,778,354			90,127,491
	341,710,988	484,741	0.56%	329,525,676	602,423	0.73%
Other liabilities	628,646			545,485
Stockholders' equity	74,538,316			72,205,314
Total liabilities and
stockholders' equity	$ 416,877,950			$ 402,276,475
Net interest spread			3.84%			3.83%
Net interest income		$ 3,919,817			$ 3,907,484
Net margin on interest-earning assets			4.10%			4.19%

Tax equivalent adjustment in:
Investment income		$ 27,561			$ 31,823
Loan income		$ 44,279			$ 40,774

    Provisions for loan losses of $52,500 and ($132,550) were recorded during the third quarter of 2010 and 2009, respectively. Provisions for loan losses of $653,500 and 497,050 were recorded for the nine months ending September 30, 2010 and 2009, respectively. Net loans charged-off were $662,496 and $578,598 during the first nine months of 2010 and 2009, respectively. Management attributes the continued loan losses to the generally poor state of the economy which has had an adverse effect on certain borrowing customers. See Loan Quality and the Allowance for Loan Losses for a discussion of the provision for loan losses.
    Noninterest revenue for the third quarter of 2010 is $11,316 (2.21%) higher than the comparable period last year. Noninterest revenue for the year-to-date is $315,203 (21.39%) more than last year. The favorable variances in both the quarter and the year-to-date are largely due to gains on the sale of old coins with high precious metal content that had been stored in the Bank’s vault for decades, as well as gains on the sale of real property to the State of Delaware for road expansion and related right of ways.
    Noninterest expense for the third quarter of 2010 is $61,355 (2.96%), less than last year including a $78,671 reduction in FDIC premium expense. Noninterest expense year-to-date is $108,390 (1.74%) less than last year including a $198,380 decrease in FDIC premiums. In 2009, FDIC insurance premiums included the accrual of a special assessment to restore the deposit insurance fund to target levels. This special assessment is not expected to repeat in 2010.
    Income taxes for the nine months ended September 30, 2010 are $175,000 (7.70%) higher than the same period last year, on a pre-tax income increase of $411,611 (6.56%).

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
    Other bank services include cash management services, 24-hour ATM’s, debit cards, safe deposit boxes, travelers’ checks, direct deposit of payroll and social security funds, and automatic drafts for various accounts. The Bank offers bank-by-phone and Internet banking services, including electronic bill-payment, to both commercial and retail customers. The Bank offers a remote capture service that enables commercial customers to electronically capture check images and make on-line deposits. The Bank also offers retail repurchase agreements, a non-deposit product which is not insured by FDIC.

Capital Resources and Adequacy
     Total stockholders’ equity increased $4,046,683 from December 31, 2009 to September 30, 2010. This increase is attributable to comprehensive income recorded during the period, as detailed in Note 2 of the Notes to Financial Statements.
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
    Tier one risk-based capital ratios of the Company as of September 30, 2010 and December 31, 2009 were 33.9% and 31.6%, respectively. Both are substantially in excess of regulatory minimum requirements.
    Late in 2008, the Company and the Bank elected to participate in the Temporary Liquidity Guarantee Program (TLG). A component of TLG, the Transaction Account Guarantee Program (TAG), provides additional insurance protection to holders of transaction accounts with rates not exceeding a legislated limit. The Company’s participation in this program may have contributed to an increase in deposits in the Bank as investors seek the safety of insured deposits in community banks. Deposit insurance premiums have increased as a result of the higher deposit balances, the higher insurance limits, participation in TAG, and higher insurance rates. Management does not expect to pass all of the additional insurance premium costs on to customers. Effective July 1, 2010, the Bank no longer participates in TAG due to the rate limitations imposed on banks that extended their participation. Deposits in the Bank continue to be insured up to the limits provided under standard FDIC deposit insurance rules. Management does not expect withdrawal from the TAG program to have a significant effect on deposit balances.
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
    At September 30, 2010, the Company’s interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 23.48%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.

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
    The Company’s management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010. Based on that evaluation, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

Changes in Internal Controls
     During the quarter ended on the date of this report, there were no significant changes in the Company’s internal control over financial reporting that have had or are reasonably likely to have a material effect on the Company’s internal control over financial reporting. As of September 30, 2010, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s internal controls over financial reporting are effective.

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

Date: November 5, 2010

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

Calvin B. Taylor Bankshares, Inc.

Date: November 5, 2010

By: /s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer and Principal Accounting Officer)

Exhibit 32
Certification - Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2010, of Calvin B. Taylor Bankshares, Inc.:

(1) The referenced report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Calvin B. Taylor Bankshares, Inc.

Date: November 5, 2010

By: /s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

By: /s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer and Principal Accounting Officer)

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calvin B. Taylor Bankshares, Inc.

Date: November 5, 2010

By: /s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

By: /s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial Officer and Principal Accounting Officer)