Form 10-K
period 2010-12-31
TAYLOR CALVIN B BANKSHARES INC
filed 2011-03-10
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ____ No [ X ]

The aggregate market value of the Common Stock, all of which has voting rights, held by non-affiliates of the registrant on December 31, 2010, was $71,940,793. This calculation is based upon the last price known to the registrant at which its Common Stock was sold as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2010, the last known sale price was $29.00 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

On February 28, 2011, 3,000,508 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Company's Proxy Statement for Annual Meeting of Stockholders to be held on May 11, 2011, is incorporated by reference in this Form 10-K in Part III, Item 10, Item 11, Item 12, Item 13, and Item 14. The Company's Annual Report to Stockholders for the year ended December 31, 2010, pages 1 through 26, are incorporated by reference in this Form 10-K in Part II~~,~~ Item 8. Financial Statements and Supplementary Data.

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

Employees
    As of December 31, 2010, the Bank employed 89 full-time equivalent employees. The Company's operations are conducted through the Bank. Consequently, the Company does not have separate employees. None of the employees of the Bank are represented by any collective bargaining unit. The Bank considers its relations with its employees to be good.

SUPERVISION AND REGULATION

    The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not stockholders. The following is a summary of certain significant laws and regulations affecting the Company and the Bank. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.
    Proposed legislative changes and the policies of various regulatory authorities may affect the operations of the Company and the Bank and those effects may be material. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic controls, or new federal or state legislation may have in the future.

Recent Economic and Legislative Developments
    The wave of bank and thrift failures that began in late 2008 has continued throughout 2009 and 2010. Securitization of subprime, adjustable rate mortgage loans originated in the United States has been cited as contributing to a global economic recession. Other contributory factors include a pool of investors willing to tolerate the risks attached to high yield mortgage backed securities, complex investment products that were not understood by investors or auditors/examiners, and inadequate oversight. Although neither the Company nor the Bank originated or invested in subprime loans, the economic downturn has affected their ability to invest profitably and the ability of some customers to repay their loans.
    The Federal Reserve Open Market Committee reduced the federal funds rate from 4.25% at the beginning of 2008 to a range of 0.00% to 0.25% at the end of 2008. This low rate has remained through 2010. Other short-term investments have experienced similar declines. The impact on the Company is reduced interest revenues and yields on federal funds sold, debt securities, and certificates of deposit in other banks. This generally low rate environment has also driven down yields on loans.
    In the most stable economic times, the Company cannot reliably predict the effect of changing government policies on earnings, or loan and deposit levels. The impact on future results of operation of the Company and the Bank due to turbulent economic times are uncertain. Management expects this pattern of lower net interest income and higher fees associated with loan collection to continue through 2011.

The Dodd-Frank Act
    On July 21, 2010, financial regulatory reform legislation entitled The "Dodd-Frank Wall Street Reform and Consumer Protection Act" (the "Dodd-Frank Act") was signed into law in July 2010. It implements changes in financial institution regulations that include:
    .. Creation of the Consumer Financial Protection Bureau with responsibility for implementing, examining and enforcing compliance with federal consumer financial laws.
    .. Changes to the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, elimination of the cap on the size of the Deposit Insurance Fund ("DIF") and an increase to the lowest level permissible for the DIF.
    .. Provision of unlimited federal deposit insurance for non-interest bearing demand transaction accounts in insured depository institutions until December 31, 2012.
    .. Repeal the federal regulations prohibiting the payment of interest on demand deposit accounts of businesses depositors.
    .. Amendment of the Electronic Fund Transfer Act ("EFTA") to authorize the Federal Reserve to issue rules governing interchange fees charged for debit card transactions for card issuers having assets over $10 billion, and giving Federal Reserve enforcement power over a new requirement that these fees be reasonable and proportional to the actual cost of the transaction to the issuer.
  The full impact of the Dodd-Frank Act to the Company and the Bank is not known at this time. Due to the complexity of this legislation, various provisions will be effective over the coming years. Management does anticipate that revenues will be adversely impacted by the limitation of interchange fees. Although the Bank does not have assets over $10 billion, it is anticipated that smaller community banks will be forced to match the fee reductions of larger institutions with which they compete.

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

Gramm-Leach-Bliley Act
    The Gramm-Leach-Bliley Act was signed into law in 1999. Among other things, the Act repeals the restriction, contained in the Glass-Steagall Act, on banks affiliating with securities firms. The Act permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities. The Act is intended to grant certain powers to community banks that larger institutions have accumulated on an ad hoc basis. While it is not possible to determine the full effect that the Act has had on the Company and the Bank, one possible consequence of the Act may be increased competition from larger institutions and other types of companies.

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
    During 2009, as a consequence of recent bank and thrift failures, the DIF fell below target levels. FDIC replenished the fund in mid-2009 by levying a special assessment on insured depository institutions. This special assessment was expensed in the second quarter of 2009. Late in 2009, additional DIF replenishment was achieved by FDIC collecting prepaid insurance premiums from insured depository institutions in an amount calculated to cover premiums for 2010 through 2012. The prepaid amount was paid in December 2009 and is being expensed in the periods to which it applies.
    The Dodd-Frank Act changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, elimination of the cap on the size of the Deposit Insurance Fund ("DIF") and an increase to the lowest level permissible for the DIF. Management does not anticipate that the change of assessment base will have a material impact on earnings.

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
    FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories for compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2010, the Company and the Bank were qualified as "well capitalized." For further discussions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Capital."

Item 1A. Risk Factors
    The Company and the Bank are subject to various types of risk during the normal conduct of business. Investors should consider these risks and their possible consequences when making a decision to invest in the stock of the Company. Any of these risks could adversely affect the Company’s results of operation and financial condition causing the market price of the Company’s stock to decline.
    Following are descriptions of the significant categories of risk most relevant to the Company. The risks described below are not the only ones that apply to the Company. Management may not be aware of some risks and may judge others to be unlikely to have a material effect on the Company or the Bank. In the opinion of management, there has been no material increase in any level of risk incurred by the Company or the Bank during the period covered by this report.

The Company may be adversely affected by conditions in the economy and financial markets.
     The Company’s asset quality and earnings are affected by general economic conditions. The Company relies on loan demand to generate earning assets that are the source of most of its revenues. While the regional and national economic recession which deepened throughout 2008 appears to have bottomed in 2009, the banking industry continues to endure adverse consequences. Borrowing customers have experienced both loss of income and declines in the value of their homes and businesses. As borrowers experience hardships that affect their ability to repay loans, the Bank experiences atypically high delinquencies, loan charge-offs, collateral repossessions, and mortgage foreclosures.
    Management expects unfavorable market conditions to continue to depress earnings for at least another year resulting in slower than usual growth in capital.

The Company is exposed to lending risks including those related to asset quality and regulatory compliance.
    The primary source of revenue for the Company and the Bank is lending. During the ongoing economic downturn which began in 2008, the Company has suffered historically high levels of delinquencies, troubled debt restructuring, and loan losses. Management expects high levels of delinquencies and loan losses to continue through 2011. For further discussion, see the section of Management's Discussion and Analysis of Financial Condition and Results of Operation titled Composition of the Loan Portfolio.
    The banking regulations governing disclosures on loan originations, collections, and foreclosures are complex and change frequently. Failure to comply with applicable laws and regulations could result in penalties or other enforcement actions against the Company.

The Company’s allowance for loan losses may be underestimated.
    The Company’s earnings may suffer from the failure of borrowers to fulfill their contractual commitment to the Bank. This risk encompasses the potential loss on a particular loan as well as the potential for loss from a group of related loans. The Bank provides for loan losses through an allowance for loan loss, which represents management’s estimate of inherent and specifically identified losses in the Bank’s loan portfolio. If the allowance for loan losses is not adequate, loan losses will reduce earnings and capital. For further discussion, see the section of Management's Discussion and Analysis of Financial Condition and Results of Operation titled Loan Quality and the Allowance for Loan Losses.

The Company may have reduced earnings due to interest-rate risk caused by market conditions.
    The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest expense incurred on interest-bearing sources of funds, such as deposits and borrowings. Monetary policy and actions of the Board of Governors of the Federal Reserve System exert strong influence over the rates the Company can earn on loans or investment securities. Competitive pressures also factor into the rates the company pays on deposits or other borrowings. If the rates on interest-bearing deposits and other borrowings increase faster than the rates on loans and investments, the result could be a decline in earnings. The same result could occur if rates on loans and investments fell faster than rates on deposits and other borrowings. For further discussion, see the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operation.

The Company’s internal controls or transactional procedures may fail or be circumvented.
    Management maintains a system of policies, procedures, checks and balances known as "internal controls." Internal controls are designed to ensure the likelihood of meeting corporate goals of accuracy, efficiency and legal compliance. A failure of internal controls could have an adverse effect on the Company’s reputation, results of operations, and financial condition.
    The Company’s procedures for completion of various transactions and operating processes include system automation, employee training and integrity, and procedural instructions. Problems with service or product delivery may adversely impact the Company’s reputation, results of operations, and financial condition.

The Company and the Bank could fail to comply with complex laws, regulations, and supervisory guidance.
    Compliance risk is the risk to earnings or capital from noncompliance with federal and state laws, rules, and regulations. Compliance risk is often the greatest risk a bank faces regardless of its size or products. Compliance is subject to examination by federal and state bank regulators. A significant failure of compliance could result in monetary fines or penalties, restriction of banking or corporate activities, and damage to the Company’s reputation.

The Company’s reputation could be damaged.
    As a community bank, community and customer relations are critical to the Bank’s success. Anything that would impair that reputation poses a significant risk and could have an adverse effect on earnings as well as the ability to generate business.

The Company’s failure to make sound business decisions or to plan for future events could impair earnings or capital.
    The Company’s Strategic Plan is general in nature, emphasizing customer service and profitability as its mission and profitability as its primary objective. The Plan mentions basic loan underwriting criteria as a foundation for asset quality. It includes sections on management succession and community involvement. If the plan is wrong or improperly implemented, the Company’s earnings or capital may be adversely affected.

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

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    The Company's Articles of Incorporation, as amended, authorize it to issue up to 10,000,000 shares of common stock.
    As of February 28, 2011 there were approximately 1,025 stockholders of record and 3,000,508 shares of Common Stock issued and outstanding. All outstanding shares of common stock of the Company are entitled to share equally in dividends from funds legally available, when, as, and if declared by the Board of Directors. The Company paid or declared dividends of $.91 per share in 2010, $.90 per share in 2009, and $2.15 per share in 2008. Included in 2008 was a special cash dividend of $1.30 per share which is not expected to be an annual event.

    The following table presents high and low bid information obtained from the Over the Counter Bulletin Board and from other trades known to management of the Company. Because transactions in the Company’s common stock are infrequent and are often negotiated privately between the persons involved in those transactions, actual prices may be higher or lower than those included in this table. Additionally, the number of shares traded at high or low prices may vary significantly. There is no established public trading market in the stock, and there is no likelihood that a trading market will develop in the near future.

	2010		2009
Sales price per share	High	Low	High	Low
First quarter	$ 36.00	$ 32.00	$ 39.00	$ 35.50
Second quarter	$ 42.00	$ 29.00	$ 42.00	$ 32.25
Third quarter	$ 42.00	$ 29.00	$ 36.00	$ 32.00
Fourth quarter	$ 40.00	$ 26.00	$ 36.00	$ 32.00

    The Company publicly announced on August 14, 2003, that it would repurchase up to 10% of its outstanding equity stock at that time. As of January 1, 2005, and again on May 18, 2007, this plan was renewed by public announcement, making up to 10% of the Company’s outstanding equity stock available for repurchase at the time of each renewal. On January 13, 2010, as part of its capital planning, the Board of Directors voted to temporarily suspend the stock buy-back program. On February 9, 2011, the Board of Directors voted to suspend this program indefinitely.
    There is no set expiration date for this program. No other stock repurchase plan or program existed or exists simultaneously, nor has any other plan or program expired during the period covered by this table. Common shares repurchased under this plan are retired. From its inception through December 31, 2009, 239,492 shares were retired under this program. No shares were retired during 2010.

Item 6. Selected Financial Data

    The following table presents selected financial data for the five years ended December 31, 2010.

	2010	2009	2008	2007	2006
	(Dollars in thousands, except for per share data)
At Year End
Total assets	$406,148	$393,528	$372,603	$369,146	$369,512
Total deposits	$326,778	$312,648	$292,459	$288,944	$290,325
Total loans, net of unearned income and
allowance for loan losses	$237,001	$240,062	$241,431	$238,076	$233,231
Total stockholders' equity	$74,195	$72,278	$72,283	$74,476	$71,381
Common shares issued and outstanding	3,000,508	3,000,508	3,048,397	3,102,510	3,149,356

For the Year
Average total assets	$401,060	$386,038	$366,900	$372,006	$377,211
Average stockholders' equity	$73,733	$71,898	$73,726	$72,569	$69,268
Net interest income	$15,377	$15,360	$15,978	$17,032	$16,963
Net income	$5,197	$5,110	$6,059	$7,297	$7,400
Cash dividend	$2,730	$2,704	$6,566	$2,485	$2,368

Per share data
Book value	$24.73	$24.09	$23.71	$24.01	$22.67
Net income	$1.73	$1.69	$1.97	$2.33	$2.33
Cash dividends declared	$0.91	$0.90	$2.15	$0.80	$0.75

Other ratios
Return on average assets	1.30%	1.32%	1.65%	1.96%	1.96%
Return on average equity	7.05%	7.11%	8.22%	10.05%	10.68%
Dividend payout ratio	52.60%	53.25%	109.14%	34.33%	32.19%
Average equity to average assets ratio	18.38%	18.62%	20.09%	19.51%	18.36%

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

Overview
    Consolidated income of the Company is derived primarily from operations of the Bank. Net income for 2010 was $5,196,779 compared to $5,109,609 for 2009, and $6,059,217 for 2008. The Company had a return on average equity of 7.05% and return on average assets of 1.30% for 2010, compared to returns on average equity of 7.11% and 8.22%, and returns on average assets of 1.32% and 1.65%, for 2009 and 2008, respectively.

Results of Operations
    The Company’s net income of $5,196,779, or $1.73 per share, for the year ended December 31, 2010, was an increase of $87,170 (1.71%) from net income of $5,109,609, or $1.69 per share, for the year ended December 31, 2009. Contributing to this increase was increased noninterest revenue of $88,827 and a $231,698 reduction of noninterest expense, partially offset by an increase of $162,000 in the provision for loan losses. These factors are discussed further in the following pages.
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
    The Company’s net income of $958,654 or $.32 per share, for the quarter ended December 31, 2010, decreased by $149,440 (13.49%) from the net income of $1,108,094 or $.37 per share, for the quarter ended December 31, 2009. The primary reason for the decrease was lower net interest income, which decreased $127,323 from fourth quarter 2009 to 2010.
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

Net Interest Income
    The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest expense incurred on interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balances of interest-earning assets and the Company’s funding sources, such as deposits and securities sold under agreements to repurchase, and the rate spreads between interest-earning assets and funding sources. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities. The volume of interest-earning assets and interest-bearing liabilities is affected by the ability to manage the earning-asset portfolio, which includes loans, and the availability of particular sources of funds, such as noninterest-bearing deposits.
    The key performance measure for net interest income is the "net margin on interest-earning assets," or net interest income divided by average interest-earning assets. The Company's net interest margin for 2010 on a non-GAAP tax-equivalent basis was 4.26%, compared to 4.38% and 4.77% for 2009 and 2008, respectively. Because most of the Bank’s loans are written with a demand feature, the income of the Bank should not change dramatically as interest rates change. Management of the Company expects to maintain the net margin on interest-earning assets. The net margin may decline, however, if competition increases, loan demand decreases, the volume of nonaccruing loans increases, or the cost of funds rises faster than the return on loans and securities. Although such expectations are based on management's judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management's expectations cannot be assured. In recent years, nonaccruing loan volume has increased as the Bank feels the consequences of a prolonged economic downturn during which many borrowers have experienced financial distress.
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

	Average Balances, Interest, and Yields
	(Dollars stated in thousands)
	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2010			December 31, 2009			December 31, 2008
	Average			Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$ 35,853	$ 66	0.18%	$ 33,355	$ 67	0.20%	$ 36,328	$ 732	2.02%
Interest-bearing deposits	9,582	49	0.52%	12,227	158	1.30%	9,659	325	3.37%
Investment securities:
U. S. Treasury	63,485	1,134	1.80%	56,949	1,498	2.63%	44,359	1,902	4.29%
U. S. Government Agency	8,497	100	1.18%	9,926	199	2.00%	10,330	468	4.53%
State and municipal	4,425	81	1.83%	2,541	72	2.83%	1,359	65	4.82%
Other	1,934	66	3.40%	1,934	92	4.77%	1,934	109	5.64%
Total investment securities	78,341	1,381	1.76%	71,350	1,861	2.61%	57,982	2,544	4.39%
Loans:
Commercial	18,241	1,208	6.62%	21,104	1,338	6.34%	24,272	1,628	6.71%
Mortgage	223,980	14,719	6.57%	218,800	14,617	6.68%	212,104	14,917	7.03%
Consumer	1,968	161	8.16%	2,191	181	8.24%	2,497	206	8.23%
Total loans	244,189	16,088	6.59%	242,095	16,136	6.67%	238,873	16,751	7.01%
Allowance for loan losses	739			725			237
Total loans, net of allowance	243,450	16,088	6.61%	241,370	16,136	6.69%	238,636	16,751	7.02%
Total interest-earning assets	367,226	17,584	4.79%	358,302	18,222	5.09%	342,605	20,352	5.94%
Noninterest-bearing cash	18,157			13,634			10,906
Premises and equipment	6,421			6,546			6,391
Other assets	9,256			7,556			6,998
Total assets	$401,060			$386,038			$366,900
Interest-bearing deposits
NOW	$ 57,230	223	0.39%	$ 50,932	138	0.27%	$ 48,624	201	0.41%
Money market	38,434	191	0.50%	34,946	189	0.54%	32,070	305	0.95%
Savings	48,178	219	0.45%	44,648	221	0.50%	41,667	309	0.74%
Other time	99,531	1,277	1.28%	99,614	1,958	1.97%	90,596	3,149	3.48%
Total interest-bearing deposits	243,373	1,910	0.78%	230,140	2,506	1.09%	212,957	3,964	1.86%
Securities sold under agreements
to repurchase	6,256	31	0.50%	6,527	32	0.50%	4,792	53	1.11%
Borrowed funds	34	2	6.71%	60	4	6.21%	85	5	6.14%
Total interest-bearing liabilities	249,663	1,943	0.78%	236,727	2,542	1.07%	217,834	4,022	1.85%
Noninterest-bearing deposits	77,085	-		76,666	-		74,262	-
	326,748	1,943	0.59%	313,393	2,542	0.81%	292,096	4,022	1.38%
Other liabilities	579			747			1,078
Stockholders' equity	73,733			71,898			73,726
Total liabilities and
stockholders' equity	$401,060			$386,038			$366,900
Net interest spread			4.01%			4.01%			4.09%
Net interest income		$ 15,641			$ 15,680			$ 16,330
Net margin on interest-earning assets			4.26%			4.38%			4.77%

Tax equivalent adjustment included in:
Investment income		$ 116			$ 147			$ 183
Loan income		$ 158			$ 173			$ 169

	Average Balances, Interest, and Yields
	(Dollars stated in thousands)
	For the Year Ended			For the Year Ended
	December 31, 2007			December 31, 2006
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$ 37,826	$ 1,919	5.07%	$ 22,547	$ 1,137	5.04%
Interest-bearing deposits	3,494	168	4.82%	2,173	79	3.62%
Investment securities:
U. S. Treasury	55,061	2,636	4.79%	71,441	2,614	3.66%
U. S. Government Agency	6,568	310	4.73%	13,378	398	2.98%
State and municipal	2,397	95	3.97%	7,443	219	2.94%
Other	1,927	101	5.27%	1,900	102	5.38%
Total investment securities	65,953	3,142	4.77%	94,162	3,333	3.54%
Loans:
Commercial	23,812	1,691	7.10%	23,804	1,711	7.19%
Mortgage	208,936	14,870	7.12%	200,588	14,020	6.99%
Consumer	2,465	206	8.37%	2,491	206	8.28%
Total loans	235,213	16,767	7.13%	226,883	15,937	7.02%
Allowance for loan losses	199			211
Total loans, net of allowance	235,014	16,767	7.13%	226,672	15,937	7.03%
Total interest-earning assets	342,287	21,996	6.43%	345,554	20,486	5.93%
Noninterest-bearing cash	16,179			17,694
Premises and equipment	6,548			6,605
Other assets	6,992			7,358
Total assets	$372,006			$377,211
Interest-bearing deposits
NOW	$ 51,297	183	0.36%	$ 57,052	141	0.25%
Money market	33,590	317	0.94%	41,810	335	0.80%
Savings	44,137	327	0.74%	47,812	285	0.60%
Other time	84,867	3,789	4.46%	68,359	2,414	3.53%
Total interest-bearing deposits	213,891	4,616	2.16%	215,033	3,175	1.48%
Securities sold under agreements
to repurchase	4,248	29	0.69%	5,878	40	0.68%
Borrowed funds	109	7	6.10%	145	8	5.73%
Total interest-bearing liabilities	218,248	4,652	2.13%	221,056	3,223	1.46%
Noninterest-bearing deposits	79,807	-		84,380	-
	298,055	4,652	1.56%	305,436	3,223	1.06%
Other liabilities	1,382			2,507
Stockholders' equity	72,569			69,268
Total liabilities and
stockholders' equity	$372,006			$377,211
Net interest spread			4.30%			4.47%
Net interest income		$ 17,344			$ 17,263
Net margin on interest-earning assets			5.07%			5.00%

Tax equivalent adjustment included in:
Investment income		$ 191			$ 231
Loan income		$ 121			$ 69

Analysis of Changes in Net Interest Income
(Dollars stated in thousands)

	Year ended December 31,			Year ended December 31,
	2010 compared with 2009			2009 compared with 2008
	variance due to			variance due to
	Total	Rate	Volume	Total	Rate	Volume
Interest-earning assets
Federal funds sold	(1)	(6)	5	(665)	(605)	(60)
Interest-bearing deposits	(109)	(75)	(34)	(167)	(254)	87
Investment securities:
U. S. Treasury	(364)	(536)	172	(404)	(944)	540
U. S. Government Agency	(99)	(70)	(29)	(269)	(251)	(18)
State and municipals	9	(44)	53	7	(50)	57
Other	(26)	(26)	-	(17)	(17)	-
Loans:
Commercial	(130)	52	(182)	(290)	(77)	(213)
Mortgage	102	(244)	346	(300)	(771)	471
Consumer	(20)	(2)	(18)	(25)	-	(25)
Total interest revenue	(638)	(951)	313	(2,130)	(2,969)	839

Interest-bearing liabilities
NOW	85	68	17	(63)	(73)	10
Money market	2	(17)	19	(116)	(143)	27
Savings	(2)	(19)	17	(88)	(110)	22
Other time deposits	(681)	(679)	(2)	(1,191)	(1,504)	313
Other borrowed funds	(3)	-	(3)	(22)	(39)	17
Total interest expense	(599)	(647)	48	(1,480)	(1,869)	389

Net interest income	(39)	(304)	265	(650)	(1,100)	450

In the preceding table, the variance that is both rate and volume related is reported with the rate variance.

Composition of the Loan Portfolio
    Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $243,450,000, $241,370,000, and $238,636,000, during 2010, 2009, and 2008, respectively, which constituted 66.29%, 67.36%, and 69.65% of average interest-earning assets for the periods. The Company’s ratio of net loans to deposits was 72.53, 76.78%, 82.55%, at December 31, 2010, 2009, and 2008, respectively. Average net loans to average deposits were 75.97%, 78.67%, and 83.09%, for 2010, 2009, and 2008. The decrease in the average loan to deposit ratio from 2009 to 2010 is attributable to continued deposit growth which is relatively greater than loan growth in the same period. The decrease in the average loan to deposit ratio from 2008 to 2009 is attributable to 1.15% growth in the average loan portfolio relative to 6.82% growth in average deposits during 2009.
    The average balance table above reveals a 5-year pattern of growth in loan balances. Despite the challenges posed by general economic conditions since 2008, the Bank has continued to fund loans in a manner consistent with the Company’s philosophy of safe and sound practice. The Bank does not engage in risky lending practices such as subprime mortgages, high loan-to-value lending, or teaser rate lending.

    The Bank extends loans primarily to customers located in and near Worcester County, Maryland and Sussex County, Delaware. Although the portfolio is diversified, its performance may be influenced by regional economic conditions. The Company has a substantial portion of its loans in real estate and performance will be influenced by the real estate market in the region. Additionally, the coastal geography is subject to catastrophic storms. The local agricultural and fishing community is subject to adverse weather conditions throughout their productive seasons. There is no adverse weather condition at the time of the valuation.
    As of December 31, 2010, the Bank had approximately $43.9 million in secured and unsecured loans and unfunded lines to borrowers in the hospitality industry, including hotels, motels, and other rentals. Ocean City MD, the state’s only ocean resort, is located in the Bank’s market area. During summer months, Ocean City becomes Maryland’s second largest city through a seasonal population growth averaging 250,000. If tourism in the resort area falls off due to the current recession, this industry may encounter cash flow challenges. Management closely monitors this situation and works with customers to assure timely repayment of seasonal working capital lines. As of December 31, 2010, none of the 51 accounts comprising this concentration are past due 30 days or more.
    Since mid-2007, general economic conditions have caused a widespread decline in real estate values and an increase in time to market many properties. Conservative underwriting practices have somewhat insulated the Bank from the adverse consequences such as loan losses and foreclosures. Management monitors fluctuations in the value of real estate held as collateral and, if deemed necessary, obtains additional collateral to limit the Bank’s loss exposure; still the adverse effects on many of the Bank’s customers have become apparent in increased loan delinquencies. The Bank experienced higher than usual loan losses and nonaccrual classifications of loans from 2008 through 2010. Management believes that loan delinquency and losses are trailing indicators of economic weakness and expects 2011 to bring continued challenges to borrowers resulting in delinquencies and losses to the Bank.
    The following table sets forth the composition of the Company's loan portfolio for each of the five most recent year ends.

Composition of the Loan Portfolio Stated in Dollars and Percentages
	2010	2009	2008	2007	2006
Real estate mortgages
Construction, land development,
and land	$ 21,792,060	$ 21,952,873	$ 30,330,261	$ 38,230,033	$ 37,331,256
Residential 1 to 4 family	92,592,277	94,757,873	95,203,258	87,327,448	88,599,071
Second mortgages	1,660,805	2,460,550	2,952,418	3,287,734	2,395,178
Commercial properties	104,560,765	102,476,713	89,302,549	84,568,665	79,484,039
Commercial	15,662,957	16,915,476	21,990,067	22,283,007	23,264,997
Consumer	1,715,533	2,136,145	2,359,513	2,574,916	2,352,660
Total loans	237,984,397	240,699,630	242,138,066	238,271,803	233,427,201
Less allowance for loan losses	983,178	637,761	707,152	195,525	196,083
Loans, net	$ 237,001,219	$ 240,061,869	$ 241,430,914	$ 238,076,278	$ 233,231,118

Real estate mortgages
Construction, land development,
and land	9.16%	9.12%	12.53%	16.04%	15.99%
Residential 1 to 4 family	38.91%	39.37%	39.32%	36.66%	37.95%
Second mortgages	0.70%	1.02%	1.22%	1.38%	1.03%
Commercial properties	43.93%	42.57%	36.88%	35.49%	34.05%
Commercial	6.58%	7.03%	9.08%	9.35%	9.97%
Consumer	0.72%	0.89%	0.97%	1.08%	1.01%
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

    The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company's loan portfolio as of December 31, 2010.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates
December 31, 2010
		Over one
	One year	through	Over five
	or less	five years	years	Total
Real estate mortgages
Construction, land development,
and land	$ 21,792,060	$ -	$ -	$ 21,792,060
Residential 1 to 4 family	92,635,944	-	-	92,635,944
Second mortgages	1,660,805	-	-	1,660,805
Commercial properties	102,578,171	-	-	102,578,171
Commercial	14,968,956	1,614,971	1,012,524	17,596,451
Consumer	724,887	785,211	210,868	1,720,966
	$ 234,360,823	$ 2,400,182	$ 1,223,392	$ 237,984,397

Fixed interest rate	$ 5,067,729	$ 2,400,182	$ 1,223,392	$ 8,691,303
Variable interest rate (or demand)	229,293,094	-	-	229,293,094
Total	$ 234,360,823	$ 2,400,182	$ 1,223,392	$ 237,984,397

As of December 31, 2010, $229,293,094 or 96.35% of total loans were either variable rate loans or loans written on demand.

    The Company has the following commitments, lines of credit, and letters of credit outstanding as of December 31, 2010, 2009, and 2008, respectively.

	2010	2009	2008
Construction and land development loans	$ 8,569,169	$ 10,231,711	$ 15,218,812
Other loan commitments	21,164,229	19,038,506	22,245,089
Standby letters of credit	1,590,367	1,907,736	1,921,878
Total	$ 31,323,765	$ 31,177,953	$ 39,385,779

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

    The Company evaluates loan portfolio risk for the purpose of establishing an adequate allowance for loan losses. In determining an adequate level for the formula-based portion of the ALLL, management considers historical loss experience for major types of loans. Homogenous categories of loans were evaluated based on loss experience in recent years, applied to the current portfolio. This formulation gives weight to portfolio size and loss experience for categories of real-estate secured loans (i.e. real estate – construction and real estate – mortgage), other loans to commercial borrowers, and other consumer loans. However, historical data may not be an accurate predictor of loss potential in the current loan portfolio.
    Management also evaluates trends in delinquencies, the composition of the portfolio, concentrations of credit, and changes in lending products, processes, or staffing. Management further considers external factors such as the interest rate environment, competition, current local and national economic trends, and the results of recent independent reviews by auditors and banking regulators. The protracted slow-down in the real-estate market has affected both the price and time to market residential and commercial properties. Management closely monitors such trends and the potential effect on the Company. The impact of the current adverse economic conditions is reflected in historically high losses and provisions for loan loss in 2008, 2009 and 2010.
    Management has also adopted a risk rating system which gives weight to collateral status (secured vs. unsecured), and to the absence or improper execution of critical contract or collateral documents. Unsecured loans and those loans with critical documentation exceptions, as defined by management, are considered to have greater loss exposure. Management incorporates these factors in the formula-based portion of the ALLL. Additionally, consideration is given to those segments of the loan portfolio which management deems to pose the greatest likelihood of loss. In an economic downturn, such as the region has experienced since late 2007, management believes there is increased likelihood of loss in unsecured loans - commercial and consumer, and in secured consumer loans. Reserves for these segments of the portfolio are included in the formula-based portion of the ALLL.
    As the real estate market continues to languish, management continually evaluates the adequacy of collateral on loans where it appears the borrower is having difficulty servicing their debt, taking additional available collateral if prudent. The Bank foreclosed on mortgages during 2009 and 2010, and expects more foreclosures in 2011. Foreclosure may result in loan losses, costs to hold real estate acquired in foreclosure, and losses on the sale of real estate acquired in foreclosure. Management is unable to estimate the financial consequence of future foreclosure activity.
    In determining an adequate level for the specific reserve portion of the ALLL, management reviews the current portfolio giving particular consideration to problem loans. The allowance may include reserves for specific loans identified as impaired during management's loan review or the Company’s independent loan review or internal audit functions. For significant problem loans, management's review consists of evaluation of the financial strengths of the borrowers and guarantors, the related collateral, and the effects of economic conditions. Management prepares a Watch List of troubled loans for review by the Board of Directors at their monthly meeting.
    The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The allowance is increased by current period provisions and by recoveries of amounts previously charged-off. The allowance is decreased when loans are charged-off as losses, which occurs when they are deemed to be uncollectible. Adjustments are made to bring the balance in the allowance to the level established by application of management’s allowance methodology, and may result in an increase or decrease to expense. Provisions for loan losses of $1,012,000, $850,000, and $617,526 were recorded in 2010, 2009, and 2008, respectively. No provision for loan losses was made in 2007 or 2006.
    Management considers the December 31, 2010 allowance appropriate and adequate to absorb identified and inherent losses in the loan portfolio. As of December 31, 2010, management had not identified any loans which were anticipated to be fully charged-off within the next 12 months. There can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required.
    The following is a schedule of transactions in the allowance for loan losses for each of the five most recent years ended December 31. The Bank experienced a low level of charge-offs in 2006 and 2007, which was consistent with its historical performance. Increased losses in 2008 and years thereafter and the increased level of the ALLL as a percentage of the gross loan portfolio, reflect the impact of recessionary conditions on the Bank’s borrowers, who are troubled by job losses, higher energy prices, and lower real estate values.

Allowance for Loan Losses
	2010	2009	2008	2007	2006
Balance at beginning of year	$ 637,761	$ 707,152	$ 195,525	$ 196,083	$ 211,374
Loans charged-off:
Real estate - construction and land	100,000	75,000	-	-	-
Real estate - mortgage	190,093	656,191	-	-	-
Commercial	354,854	200,357	76,383	-	5,357
Consumer	52,935	47,321	34,532	6,263	10,029
Total loan losses	697,882	978,869	110,915	6,263	15,386
Recoveries on loans previously charged off:
Real estate - construction and land	-	-	-	-	-
Real estate - mortgage	1,100	669	-	-	-
Commercial	1,073	40,364	3,785	-	-
Consumer	29,126	18,445	1,231	5,705	95
Total loan recoveries	31,299	59,478	5,016	5,705	95

Net loan charge-offs (recoveries)	666,583	919,391	105,899	558	15,291
Provision for loan losses charged to expense	1,012,000	850,000	617,526	-	-
Balance at end of year	$ 983,178	$ 637,761	$ 707,152	$ 195,525	$ 196,083

Gross loans outstanding at year end	$ 237,984,397	$ 240,699,630	$ 242,138,066	$ 238,271,803	$ 233,427,201
Allowance for loan losses to loans
outstanding at end of year	0.41%	0.26%	0.29%	0.08%	0.08%

Average gross loans	$ 244,189,000	$ 242,095,000	$ 238,873,000	$ 235,213,000	$ 226,883,000
Net charge-offs to average gross loans	0.27%	0.38%	0.04%	0.00%	0.01%

    The following table details the allocation of the allowance for loan losses to major categories of loans and the percentage of loans in each category relative to total loans at the five most recent year-ends. The loan portfolio is divided into homogeneous categories of loans for the purpose of calculating formula-based reserves. The categories of real estate – construction and real estate – mortgage loans share similar risks of potential collateral deterioration or devaluation. However, these loans tend to be more adequately secured than those commercial and consumer loans that are not real estate secured. Prior to 2009, the Bank had not incurred a mortgage loan loss since 1997, and therefore no reserves were allocated to the real estate secured portions of the loan portfolio in determining the ALLL for 2007, or 2006. During 2010, 2009, and 2008, the Company made provisions for loss on real estate secured loans of $734,538, $450,911, and $475,099, respectively. Non-real estate secured loans, commercial and consumer, generally pose a greater risk of loss due to erosion of the borrower’s ability to repay the loan in a timely manner. Collateral on these loans is generally, although not always, less reliable than real estate as a source of recovery if default occurs. The Bank’s loan losses in 2008, 2007, and 2006 were consumer and commercial loans which were unsecured or secured with collateral other than real estate. In 2010, $290,093 or 41.57% of total loan losses were real estate secured. In 2009, $731,191 or 74.70% of total loan losses were real estate secured. Management attributes the high level of real estate secured loan loss in 2010 and 2009 to the current economic downturn and an accompanying erosion of real estate values. Management expects additional losses on real estate secured loans in 2011, and those losses may be significant.

Allocation of Allowance for Loan Losses

	December 31, 2010		December 31, 2009		December 31, 2008
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Real estate - construction and land
Formula-based	$ 233,438		$ 15,400		$ -
Specific reserves	-		35,262		370,000
Total real estate -
construction and land	233,438	9.16%	50,662	9.12%	370,000	12.53%
Real estate - mortgage
Formula-based	76,836		134,600		125
Specific reserves	330,759		-		104,973
Total real estate - mortgage	407,595	83.54%	134,600	82.96%	105,098	77.42%
Commercial
Formula-based	196,946		156,554		73,694
Specific reserves	-		223,607		128,521
Total commercial	196,946	6.58%	380,161	7.03%	202,215	9.08%
Consumer
Formula-based	119,228		53,638		27,929
Specific reserves	-		-		1,910
Total consumer	119,228	0.72	53,638	0.89	29,839	0.97
Subtotal	957,207	100.00%	619,061	100.00%	707,152	100.00%
Unallocated	25,971		18,700		-
Total	$ 983,178		$ 637,761		$ 707,152

	December 31, 2007		December 31, 2006
	Amount	% of Loans	Amount	% of Loans
Real estate - construction and land
Total real estate -
construction and land	$ -	16.85	$ -	15.99
Real estate - mortgage
Total real estate - mortgage	-	73.52	-	73.03
Commercial
Formula-based	34,952		10,556
Specific reserves	109,200		-
Total commercial	144,152	8.55%	10,556	9.97%
Consumer
Formula-based	21,636		24,347
Specific reserves	29,314		-
Total consumer	50,950	1.08	24,347	1.01
Subtotal	195,102	100.00%	34,903	100.00%
Unallocated	423		161,180
Total	$ 195,525		$ 196,083

    Unallocated reserves are not associated with a specific portfolio segment or a specific loan, but may be appropriate if properly supported and in accordance with GAAP. Because no portion of the ALLL is calculated on a total loan portfolio basis, management anticipates having low levels of unallocated reserves in future periods. The unallocated portion in the preceding table appears higher prior to 2007, the year in which management adopted a revised methodology. Management believes that the ALLL reflected in this table prior to 2007 does not materially differ from the balance that would have been calculated as of December 31, 2006 had current methodology been applied then.

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

	2010	2009	2008	2007	2006
Loans 90 days or more past due and still accruing	$ 684,422	$ 787,580	$ 4,647,792	$ 9,100	$ 239,620
Nonaccruing loans
Current	1,185,435	423,227	-	-	-
Past due 30 days or more	2,921,086	599,856	199,724	40,916	-
	4,106,521	1,023,083	199,724	-	-
Total nonperforming loans	684,422	787,580	4,647,792	9,100	239,620
Other real estate owned	779,500	1,433,000	-	-	-
Total nonperforming assets	$ 1,463,922	$ 2,220,580	$ 4,647,792	$ 9,100	$ 239,620

    Included in amounts past due 90 days or more and still accruing at December 31, 2008, was a loan with a principal balance of $4,500,000. Late in 2008, the Bank was notified that there was a lien on the property securing this loan that was superior to the Bank’s liens, and which the settlement agent did not discover during the title examination process. As of December 31, 2010, the Bank has been restored to first lien position and interest is current. Management anticipates that the property securing the loan will be sold during 2011 with no loss to the Bank.
    Loans are considered impaired when, based on current information, management considers it unlikely that collection of principal and interest payments will be made according to contractual terms. Generally, loans are not reviewed for impairment until the accrual of interest has been discontinued, although management may categorize a performing loan as impaired based on knowledge of the borrower’s financial condition, devaluation of collateral, or other circumstances that are deemed relevant to loan collection. Impaired loans may have specific reserves, or valuation allowances, allocated to them in the ALLL. Estimates of loss reserves on impaired loans are determined based on one of two measurement methods: (1) the loan’s observable fair price, or (2) the fair value of collateral, if repayment of the loan is expected to be provided by underlying collateral. Loans determined to be impaired, but for which no specific valuation allowance is made because management believes the loan is secured with adequate collateral or the Bank will not take a loss on such loan, are grouped with other homogeneous loans for evaluation under formula-based criteria described previously.
    The following table sets forth principal balances of impaired loans and the related valuation allowances as of December 31, 2010, 2009, 2008, and 2007. Management had identified no impaired loans as of December 31, 2006.

	2010	2009	2008	2007
Impaired loans with valuation allowances,
including nonaccruing loans	$ 2,478,049	$ 799,834	$ 4,328,618	$ 595,774
Valuation allowances on impaired loans	$ 330,759	$ 258,869	$ 605,405	$ 138,514

Impaired loans with no valuation allowances	$ 1,628,472	$ 2,102,025	$ 4,559,582	$ -

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
    Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) were 44.29% of average deposits for 2010, compared to 42.56 and 40.00% for 2009 and 2008, respectively.
    Average net loans to average deposits were 75.97%, 78.67%, and 83.09% for 2010, 2009, and 2008. The decrease in the loan to deposit ratio from 2009 to 2010 is attributable to $2,080,000 (.86%) growth in the average net loan portfolio offset by $13,652,000 (4.45%) growth in average deposits during 2010. The decrease in the loan to deposit ratio from 2008 to 2009 is attributable to $2,734,000 (1.35%) growth in the average loan portfolio offset by $19,587,000 (6.82%) growth in average deposits during 2009. Funding for loan growth in 2009 and 2010 was provided by increased deposit balances. This shift has a positive effect on earnings as loan rate exceed rates paid on deposits. The increase in loans does not negatively impact the Company’s ability to meet liquidity demands.
    As of December 31, 2010, $41,851,103 (46.62%) of total debt securities mature in one year or less, of which, $35,292,775 is classified as "available-for-sale." Federal funds sold provide additional liquidity. Other sources of liquidity include letters of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks. The total lines and letters of credit available from correspondent banks were $28,000,000 as of December 31, 2010 and 2009, and $27,000,000 as of December 31, 2008.
    The following table shows a distribution of investment securities by their contractual maturities and their yields for the various maturity timeframes. In this schedule, investment securities classified as available for sale are presented at fair value and investments classified as held to maturity are presented at amortized cost.

Investment Securities Maturity Distribution and Yields
	December 31, 2010		December 31, 2009		December 31, 2008
	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Treasury
One year or less	$ 37,720,874	0.89%	$ 27,022,810	2.02%	$ 28,997,415	3.03%
Over one through five years	36,174,343	1.15%	35,034,605	1.66%	22,278,930	3.30%
Over ten years	2,691,562	7.28%	2,589,375	7.28%	2,961,875	7.28%
Total U.S. Treasury securities	76,586,779	1.24%	64,646,790	2.04%	54,238,220	3.37%

U.S. Government Agencies
One year or less	2,002,278	0.93%	3,000,000	1.10%	1,000,000	3.00%
Over one through five years	5,000,170	0.78%	7,000,000	2.04%	5,999,443	3.13%
Total U. S. Government Agencies	7,002,448	0.82%	10,000,000	1.76%	6,999,443	3.11%

State, county, and municipal
One year or less	2,127,951	0.84%	1,155,730	1.27%	970,355	2.71%
Over one through five years	4,051,980	1.07%	2,343,944	1.50%	537,026	3.34%
Total state, county, and municipal	6,179,931	0.99%	3,499,674	1.42%	1,507,381	2.93%

Total debt securities
One year or less	41,851,103	0.89%	31,178,540	1.91%	30,967,770	3.02%
Over one through five years	45,226,493	1.11%	44,378,549	1.71%	28,815,399	3.27%
Over ten years	2,691,562	7.28%	2,589,375	7.28%	2,961,875	7.28%
Total debt securities	89,769,158	1.19%	78,146,464	1.97%	62,745,044	3.33%

Equity securities	2,336,334	2.33%	3,219,056	3.28%	3,852,024	3.87%

Total securities	$ 92,105,492	1.22%	$ 81,365,520	2.03%	$ 66,597,068	3.36%

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
    As of December 31, 2010, the Company was cumulatively asset-sensitive for all time horizons. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Interest Sensitivity Analysis

December 31, 2010
		After three
	Within	but within	After one
	three	twelve	but within	After
	months	months	five years	five years	Total
Assets
Earning assets
Federal funds sold	$ 36,081,862	$ -	$ -	$ -	$ 36,081,862
Interest-bearing deposits	7,297,405	4,353,444	-	-	11,650,849
Investment debt securities	23,648,086	20,403,228	43,026,280	2,691,563	89,769,157
Loans	233,514,965	845,859	2,400,182	1,223,392	237,984,398
Total earning assets	$ 300,542,318	$ 25,602,531	$ 45,426,462	$ 3,914,955	$ 375,486,266

Liabilities
Interest-bearing deposits
NOW	$ 59,410,096	$ -	$ -	$ -	$ 59,410,096
Money market	43,030,285	-	-	-	43,030,285
Savings	48,417,028	-	-	-	48,417,028
Certificates $100,000 and over	19,885,556	19,975,640	4,528,464	-	44,389,660
Certificates under $100,000	21,223,186	25,998,576	7,069,115	-	54,290,877
Securities sold under agreements
to repurchase	4,490,512	-	-	-	4,490,512
Total interest-bearing liabilities	$ 196,456,663	$ 45,974,216	$ 11,597,579	$ -	$ 254,028,458

Period gap	$ 104,085,655	$ (20,371,685)	$ 33,828,883	$ 3,914,955	$ 121,457,808
Cumulative gap	$ 104,085,655	$ 83,713,970	$ 117,542,853	$ 121,457,808
Ratio of cumulative gap to
total earning assets	27.72%	22.29%	31.30%	32.35%

Deposits and Other Interest-Bearing Liabilities
     Average interest-bearing liabilities increased $12,936,000 (5.46%) to $249,663,000 in 2010, from $236,727,000 in 2009. Management deployed those additional funds into investment securities on which yields have been decreasing during the past two years. In order to maintain a reasonable net interest spread, management has lowered rates on deposits to offset reductions of interest revenue. Average interest-bearing deposits increased $13,233,000 (5.75%) to $243,373,000 in 2010 from $230,140,000 in 2009, while average noninterest-bearing demand deposits increased by a modest $419,000 (.55%) to $77,085,000 in 2010 from $76,666,000 in 2009.
    At December 31, 2010, total deposits were $326,777,754, compared to $312,647,619 at December 31, 2009, an increase of $14,130,135 (4.52%). Management believes that this multi-year period with high levels of deposit growth relates to investors’ loss of confidence in the stock market, coupled with higher deposit insurance limits. Management expects deposit levels to stabilize as investors regain confidence in stocks as an investment.
    Average interest-bearing liabilities increased $18,893,000 (8.67%) to $236,727,000 in 2009, from $217,834,000 in 2008. Average interest-bearing deposits increased $17,183,000 (8.07%) to $230,140,000 in 2009 from $212,957,000 in 2008, while average noninterest-bearing demand deposits increased $2,404,000 (3.24%) to $76,666,000 in 2009 from $74,262,000 in 2008.
    At December 31, 2009, total deposits were $312,647,619, compared to $292,459,213 at December 31, 2008, an increase of $20,188,406 (6.90%). Throughout 2009, deposit levels exceeded those of the previous two years during comparable periods. Management attributes this deposit influx to a flight of investors from the troubled stock market to the safety of insured bank deposits, similar to the events of late 2001 through 2004. Higher levels of deposit insurance and the reputation of the Company and the Bank for safe and sound operation are key factors in the deposit increases during 2009.
    The following table sets forth the deposits of the Company by category as of December 31, 2010, 2009, and 2008, respectively.

	December 31,
	2010		2009		2008
		Percent of		Percent of		Percent of
	Amount	deposits	Amount	deposits	Amount	deposits

Non-interest bearing	$ 76,763,686	23.48%	$ 72,431,731	23.16%	$ 70,652,032	24.15%
NOW	59,410,096	18.18%	58,328,093	18.66%	48,043,193	16.43%
Money market	43,030,285	13.17%	36,559,471	11.69%	32,039,678	10.96%
Savings	48,417,028	14.82%	46,958,194	15.02%	43,064,214	14.72%
Time deposits less than $100,000	55,243,123	16.91%	56,511,968	18.08%	61,284,880	20.96%
Core deposits	282,864,218		270,789,457		255,083,997
Time deposits of $100,000 or more	43,913,536	13.44%	41,858,162	13.39%	37,375,216	12.78%
Total deposits	$ 326,777,754	100.00%	$ 312,647,619	100.00%	$ 292,459,213	100.00%

    Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits increased $12,074,761 during 2010 and $15,705,460 during 2009. Deposits, and particularly core deposits, have been the Company's primary source of funding and have enabled the Company to meet both its short-term and long-term liquidity needs. Management anticipates that while such deposits will continue to be the Company's primary source of funding in the future, continued reductions in deposit levels, if coupled with growth in the Company’s loan portfolio, could require periodic borrowing of funds. In this event, it is likely that Management would liquidate investment securities from the available for sale portfolio or purchase overnight federal funds as needed.

    The maturity distribution of the Company's time deposits of $100,000 or more at December 31, 2010, is shown in the following table.

After six
		After three	through	After
	Within three	through	twelve	twelve
	Months	six months	months	months	Total
Time deposits of $100,000 or more	$ 19,885,555	$ 7,218,824	$ 12,280,693	$ 4,528,464	$ 43,913,536

    Customers who invest in large certificates of deposit tend to be highly sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets using large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, the Company does not accept brokered deposits under these conditions. Since 2007, the Bank has been a member of the Certificate of Deposit Account Registry Service (CDARS). This service allows the Bank to offer depositors up to $50 million in FDIC insurance through a network of member banks. While CDARS deposits are considered to be brokered deposits for regulatory reporting, they are not considered volatile as they typically remain in the program until maturity. At December 31, 2010, there were no time deposits issued to customers of other CDARS member banks under the reciprocal program.

Noninterest revenue
    Noninterest revenue for 2010 increased $88,827 (4.47%) from the previous year. The most significant contributions to this increase are a gain of $195,939 on the sale of collectible coin and a gain of $55,050 from the sale of real property to the Department of Transportation in Delaware for a road improvement project. Additionally, proceeds from the grant of a right of way related to the road improvement project resulted in an increase in miscellaneous revenue of $45,000. These revenue increases are offset in part by losses totaling $200,904 from the sale and revaluation of other real estate owned.
    Service charges on deposit accounts decreased by $37,792 (3.83%). This decrease results from a banking regulation, effective in August 2010, which prohibits banks from collecting a fee for processing consumer non-recurring debit card charges which present against insufficient funds. Management expects further loss of service charge revenue in 2011 as a result of this regulation. The Bank prevents authorization of debit card transactions against insufficient funds, but a combination of customers’ inattention to their account balances and outstanding transactions, and merchants’ failure to process card transactions in a manner that assures that adequate funds are in the deposit account, result in point of sale transactions posting to accounts that do not have sufficient funds. ATM and debit card revenue increased $36,560 (6.85%) due to increased card usage.
    Noninterest revenue for 2009 decreased $48,564 (2.38%) from the previous year. Service charges on deposit accounts decreased by $105,730 (9.67%) due to lower volume of fees for items presented against insufficient funds. ATM and debit card revenue increased $14,963 (2.88%) due to increased card usage. In 2009, the Bank had a gain of $33,410 on the sale of collectible coins.
    The following table presents the principal components of noninterest revenue for the years ended December 31, 2010, 2009, and 2008, respectively.

Noninterest revenue
	2010	2009	2008
Service charges on deposit accounts	$ 949,377	$ 987,169	$ 1,092,899
ATM and debit card revenue	570,382	533,822	518,859
Increase in cash surrender value of
bank owned life insurance	171,261	174,468	194,040
Gain (loss) on sale of assets	252,703	38,403	(4,671)
Loss on other real estate owned	(200,904)	(490)	-
Miscellaneous revenue	334,634	255,254	236,063
Total noninterest revenue	$ 2,077,453	$ 1,988,626	$ 2,037,190

Noninterest revenue as a percentage
of average total assets	0.52%	0.52%	0.56%

Noninterest Expense
     Noninterest expense decreased $231,698 (2.72%) from 2009 to 2010. A reduction in deposit insurance premiums of $199,288 comprises most of the variance. Expense related to ATM and debit card activities decreased $73,968 due to a contract renegotiation with the Bank’s service provider which took effect in late 2009. Professional fees continued at a high level due to loan collection expense.
    Noninterest expense increased $561,304 (7.06%) from 2008 to 2009. A deposit insurance increase of $452,220 resulted from a special assessment to replenish the Deposit Insurance Funds, depleted by bank failures, plus an increase in insured deposit levels and the expiration of a credit which benefited the Bank in recent years. Expense related to ATM and debit card activities decreased $48,887 based on a contract renegotiation with the Bank’s service provider. Professional fees increased $77,020 as the Bank engaged legal representation for loan collection.
    The following table presents the principal components of noninterest expense for the years ended December 31, 2010, 2009, 2008, respectively.

Noninterest expense
	2010	2009	2008
Salaries and employee benefits	$ 4,698,755	$ 4,670,997	$ 4,670,951
Occupancy expense	811,373	763,715	753,605
Furniture and equipment expense	441,459	476,518	464,559
Deposit insurance	296,118	495,406	43,186
Advertising	180,336	190,461	211,056
Armored car service	73,985	75,446	66,003
ATM and debit card	181,882	255,850	304,737
Business and product development	71,482	77,319	78,757
Computer software amortization	68,924	71,895	78,364
Computer software maintenance	159,797	151,927	148,098
Correspondent bank fees	65,488	79,677	60,666
Courier service	45,360	41,472	34,776
Director fees	183,350	147,650	151,900
Dues, donations, and subscriptions	74,337	81,634	84,872
Liability insurance	26,049	26,018	29,358
Postage	155,168	154,065	165,249
Professional fees	171,580	158,668	81,648
Stationery and supplies	58,628	76,896	95,945
Telephone	165,464	173,792	159,065
Miscellaneous	352,339	344,166	269,473
Total noninterest expense	$ 8,281,874	$ 8,513,572	$ 7,952,268

Noninterest expense as a percentage of
average total assets	2.06%	2.21%	2.17%

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
    At December 31, 2010, 2009, and 2008, the Company and the Bank were well-capitalized, exceeding all minimum requirements, as set forth in the following table.

		Analysis of Capital
	Consolidated		To be well	Required
	Company	Bank	capitalized	minimums
2010
Total risk-based capital ratio	33.6%	32.1%	10.0%	8.0%
Tier 1 risk-based capital ratio	33.0%	31.7%	6.0%	4.0%
Tier 1 leverage ratio	17.5%	16.9%	5.0%	4.0%

2009
Total risk-based capital ratio	32.1%	30.6%	10.0%	8.0%
Tier 1 risk-based capital ratio	31.6%	30.3%	6.0%	4.0%
Tier 1 leverage ratio	17.7%	16.9%	5.0%	4.0%

2008
Total risk-based capital ratio	32.5%	30.8%	10.0%	8.0%
Tier 1 risk-based capital ratio	31.8%	30.4%	6.0%	4.0%
Tier 1 leverage ratio	18.7%	17.8%	5.0%	4.0%

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
    Accounting Standards Update (ASU) No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures About Fair Value Measurement." requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3, and (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized. ASU 2010-06 further defines the detail in which classes of assets and liabilities (rather than major category) should be disclosed, and that companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities in Levels 2 and 3. All disclosure requirements and clarifications were effective January 1, 2010 and have not had a significant impact on the Company’s financial statements.

    ASU No.2009-16, "Transfers and Servicing (Topic 860) – Accounting for Transfers of financial Assets"t; enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This new guidance eliminates the concept of a "qualifying special-purpose entity" and changes the requirements for derecognizing financial assets. It also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. ASC Topic 860 was effective January 1, 2010 and has not had a significant impact on the Company’s financial statements.
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

Item 8. Financial Statements and Supplementary Data

    In response to this Item, the information included on pages 1 through 26 of the Company's Annual Report to Stockholders for the year ended December 31, 2010, is incorporated herein by reference.

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
    The Company’s management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010. Based on that evaluation, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

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
    The Company assessed its internal control system as of December 31, 2010 in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company believes that, as of December 31, 2010, its system of internal control over financial reporting met those criteria.

CALVIN B. TAYLOR BANKSHARES, INC.
 (Registrant)

Date: March 9, 2011                                           By:  /s/ Raymond M. Thompson
                                                                                        Raymond M. Thompson
                                                                                        Chief Executive Officer

Date: March 9, 2011                                          By:  /s/ Jennifer G. Hawkins
                                                                                       Jennifer G. Hawkins, Treasurer
                                                                                       Principal Accounting Officer
                                                                                        Principal Financial Officer

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Calvin B. Taylor Bankshares, Inc.
Berlin, Maryland

    We have audited Calvin B. Taylor Bankshares, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the Company’s internal control over financial reporting based on our audit.

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

    In our opinion, Calvin B. Taylor Bankshares, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America, the balance sheets and the related statements of income, changes in stockholders’ equity and cash flows of Calvin B. Taylor Bankshares, Inc. and Subsidiary, and our report dated March 5, 2010, expressed an unqualified opinion.

/s/ Rowles & Company, LLP

Baltimore, Maryland
March 9, 2011

Changes in Internal Controls

    During the quarter ended on the date of this report, there were no significant changes in the Company’s internal controls over financial reporting that have had or are reasonably likely to have a material effect on the Company’s internal control over financial reporting. As of December 31, 2010, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s internal controls over financial reporting are effective.

Audit Committee and Financial Expert

    The Board of Directors has adopted a written Audit Policy, which serves as a charter for the Audit Committee. The Audit Committee is comprised of seven independent directors, including Chairman James R. Bergey, Jr., CPA who serves as the financial expert. The Audit Committee is scheduled to meet quarterly and held four meetings in 2010.

Item 9B. Other Information

    There is no information required to be disclosed on Form 8-K which has not been reported.

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

(a) Exhibits

(a)(1), (2) Annual Report to Stockholders for the year ended December 31, 2010

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

                                                                                CALVIN B. TAYLOR BANKSHARES, INC.
                                                                                ( (Registrant)

Date: March 9, 2011                                           By:  /s/ Raymond M. Thompson
                                                                                        Raymond M. Thompson
                                                                                        Chief Executive Officer

Date: March 9, 2011                                          By:  /s/ Jennifer G. Hawkins
                                                                                       Jennifer G. Hawkins, Treasurer
                                                                                       Principal Accounting Officer / Principal Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 9, 2011                                          By:  /s/ James R. Bergey, Jr.
                                                                                       James R. Bergey, Jr., Director

Date: March 9, 2011                                          By:  /s/ John H. Burbage, Jr.
                                                                                       John H. Burbage, Jr., Director

Date: March 9, 2011                                          By:  /s/ Todd E. Burbage
                                                                                       Todd E. Burbage, Director

Date: March 9, 2011                                          By:  /s/ Charlotte K. Cathell
                                                                                       Charlotte K. Cathell, Director

Date: March 9, 2011                                          By:  /s/ Reese F. Cropper, Jr.
                                                                                       Reese F. Cropper, Jr.
                                                                                       Chairman of the Board of Directors

Date: March 9, 2011                                          By:  /s/ Reese F. Cropper, III
                                                                                       Reese F. Cropper, III, Director

Date: March 9, 2011                                          By:  /s/ Hale Harrison
                                                                                       Hale Harrison, Director

Date: March 9, 2011                                          By:  /s/ Gerald T. Mason
                                                                                       Gerald T. Mason, Director

Date: March 9, 2011                                          By:  /s/ William H. Mitchell
                                                                                       William H. Mitchell, Director
                                                                                       Vice President

Date: March 9, 2011                                          By:  /s/ Joseph E. Moore
                                                                                       Joseph E. Moore, Director

Date: March 9, 2011                                          By:  /s/ Michael L. Quillin, Sr.
                                                                                       Michael L. Quillin, Sr., Director

Date: March 9, 2011                                          By:  /s/ Raymond M. Thompson
                                                                                       Raymond M. Thompson, Director
                                                                                       President and Chief Executive Officer

Certification - Pursuant to 18 U.S.C. 1350
Section 906 of the Sarbanes-Oxley Act of 2002

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Annual Report on Form 10-K for the period ended December 31, 2010 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

                                                                                CALVIN B. TAYLOR BANKSHARES, INC.
                                                                                 (Registrant)t)

Date: March 9, 2011                                           By:  /s/ Raymond M. Thompson
                                                                                        Raymond M. Thompson
                                                                                        Chief Executive Officer

Date: March 9, 2011                                          By:  /s/ Jennifer G. Hawkins
                                                                                       Jennifer G. Hawkins, Treasurer
                                                                                       Principal Accounting Officer
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

                                                                                CALVIN B. TAYLOR BANKSHARES, INC.
                                                                                 (Registrant)t)

Date: March 9, 2011                                           By:  /s/ Raymond M. Thompson
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

                                                                                CALVIN B. TAYLOR BANKSHARES, INC.
                                                                                (Registrant)

Date: March 9, 2011                                          By:  /s/ Jennifer G. Hawkins
                                                                                       Jennifer G. Hawkins, Treasurer
                                                                                       Principal Accounting Officer
                                                                                        Principal Financial Officer