Form 10-Q
period 2011-03-31
TAYLOR CALVIN B BANKSHARES INC
filed 2011-05-10
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
 Commission File No. 000-50047

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

On April 30, 2011, 3,000,508 shares of the registrant's common stock were issued and outstanding.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Form 10-Q
Index

Part I -	Financial Information	Page

Item 1	Consolidated Financial Statements
	Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	3
	Consolidated Statements of Income for the three months
	ended March 31, 2011 and 2010	4
	Consolidated Statements of Cash Flows for the three months
	ended March 31, 2011 and 2010	5-6
	Notes to Consolidated Financial Statements	7-16

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	17-25

Item 3	Quantitative and Qualitative Disclosures About Market Risks	25

Item 4	Controls and Procedures	26

Part II -	Other Information

Item 1	Legal Proceedings	26
Item 1A	Risk Factors	26
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3	Defaults Upon Senior Securities	28
Item 5	Other Information	28
Item 6	Exhibits	28-30

	Signatures	31

Part I - Financial Information, Item 1 Financial Statements
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
	(unaudited)
	March 31,	December 31,
	2011	2010
Assets
Cash and due from banks	$ 17,051,016	$ 14,319,142
Federal funds sold	31,656,196	36,081,862
Interest-bearing deposits	10,658,500	11,650,849
Investment securities available for sale	44,813,118	59,801,920
Investment securities held to maturity (approximate
fair value of $43,836,218 and $32,491,819)	43,668,735	32,303,572
Loans, less allowance for loan losses
of $1,120,292 and $983,178	244,805,499	237,001,219
Premises and equipment	6,345,269	6,319,854
Other real estate owned	779,500	779,500
Accrued interest receivable	1,184,823	1,224,920
Computer software	106,020	89,521
Bank owned life insurance	5,303,312	5,260,539
Prepaid expenses	1,002,148	1,285,266
Other assets	1,529	29,640
	$ 407,375,665	$ 406,147,804
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$ 74,691,581	$ 76,763,686
Interest-bearing	251,793,458	250,014,068
	326,485,039	326,777,754
Securities sold under agreements to repurchase	4,572,801	4,490,512
Accrued interest payable	132,159	150,299
Deferred income taxes	247,100	383,326
Other liabilities	709,996	151,361
	332,147,095	331,953,252
Stockholders' equity
Common stock, par value $1 per share
authorized 10,000,000 shares, issued and outstanding
3,000,508 shares at March 31, 2011 and December 31, 2010	3,000,508	3,000,508
Additional paid-in capital	8,733,438	8,733,438
Retained earnings	62,692,803	61,441,595
	74,426,749	73,175,541
Accumulated other comprehensive income	801,821	1,019,011
	75,228,570	74,194,552
	$ 407,375,665	$ 406,147,804

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
	For the three months ended
	March 31,
	2011	2010
Interest and dividend revenue
Loans, including fees	$ 3,890,621	$ 3,960,170
U.S. Treasury and government agency securities	244,518	345,052
State and municipal securities	14,777	12,325
Federal funds sold	14,480	11,956
Interest-bearing deposits	14,675	19,496
Equity securities	8,014	18,844
Total interest and dividend revenue	4,187,085	4,367,843

Interest expense
Deposits	403,474	499,860
Borrowings	5,401	8,846
Total interest expense	408,875	508,706

Net interest income	3,778,210	3,859,137

Provision for loan losses	145,400	421,000
Net interest income after provision for loan losses	3,632,810	3,438,137

Noninterest revenue
Service charges on deposit accounts	215,495	224,735
ATM and debit card	137,259	121,647
Increase in cash surrender value of bank owned life insurance	42,772	41,888
Gain on sale of assets	200	148,236
Miscellaneous revenue	53,226	101,686
Total noninterest revenue	448,952	638,192

Noninterest expenses
Salaries	874,987	866,847
Employee benefits	362,595	250,829
Occupancy	222,859	228,842
Furniture and equipment	126,811	124,670
Data proccessing	67,112	73,226
ATM and debit card	46,640	63,647
Deposit insurance premiums	75,954	78,455
Other operating	336,096	406,934
Total noninterest expenses	2,113,054	2,093,450

Income before income taxes	1,968,708	1,982,879
Income taxes	717,500	717,500

Net income	$ 1,251,208	$ 1,265,379

Earnings per common share – basic and diluted	$ 0.42	$ 0.42

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the three months ended
	March 31,
	2011	2010
Cash flows from operating activities
Interest and dividends received	$ 4,295,782	$ 4,354,052
Fees and commissions received	434,290	525,329
Interest paid	(427,015)	(524,908)
Cash paid to suppliers and employees	(1,803,524)	(1,999,269)
Income taxes paid	(51,955)	(435,956)
	2,447,578	1,919,248
Cash flows from investing activities
Certificates of deposit purchased, net of maturities	993,330	3,830,680
Proceeds from maturities of investments available
for sale	23,575,000	13,005,000
Purchase of investments available for sale	(8,985,881)	-
Proceeds from maturities of investments held to
maturity	65,000	5,190,000
Purchase of investments held to maturity	(11,452,495)	(5,769,273)
Loans made, net of principal reductions	(7,949,680)	(7,671,344)
Proceeds from sale of repossessed loan collateral, net of
cost of sale	-	59,420
Purchases of premises, equipment,
and computer software	(175,437)	(51,625)
Proceeds from sale of premises and equipment	200	72,100
	(3,929,963)	8,664,958

Cash flows from financing activities
Net increase (decrease) in
Time deposits	(3,481,121)	1,452,960
Other deposits	3,188,406	(5,043,398)
Securities sold under agreements to repurchase	82,289	(812,911)
Payments on note payable	-	(6,625)
	(210,426)	(4,409,974)

Net increase in cash and cash equivalents	(1,692,811)	6,174,232
Cash and cash equivalents at beginning of period	50,531,537	43,489,772
Cash and cash equivalents at end of period	$ 48,838,726	$ 49,664,004

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the three months ended
	March 31,
	2011	2010
Reconciliation of net income to net cash provided
by operating activities
Net income	$ 1,251,208	$ 1,265,379
Adjustments to reconcile net income to net cash
provided by operating activities
Provision for loan losses	145,400	421,000
Gain on sale of repossessed loan collateral	-	(4,920)
Amortization of premiums and accretion of
discount, net	68,599	39,392
Depreciation and amortization	133,323	145,034
Gain on sale of real property	-	(55,061)
Decrease (increase) in
Accrued interest receivable	40,097	(53,184)
Cash surrender value of bank owned life insurance	(42,773)	(41,888)
Other assets	311,229	406,851
Increase (decrease) in
Accrued interest payable	(18,140)	(16,202)
Accrued income taxes	665,545	34,374
Other liabilities	(106,910)	(221,527)
	$ 2,447,578	$ 1,919,248

Composition of cash and cash equivalents
Cash and due from banks	$ 17,051,016	$ 17,549,372
Federal funds sold	31,656,196	31,988,106
Interest-bearing deposits, except for time deposits	131,514	126,528
	$ 48,838,726	$ 49,664,006

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

    The accompanying unaudited consolidated financial statements conform with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Interim financial statements do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position and results of operations for these interim periods have been made. These adjustments are of a normal recurring nature. Results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected in any other interim period or for the year ending December 31, 2011. For further information, refer to the audited consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 2010.
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

Per share data
    Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding for the period, as follows:

	2011	2010
Three months ended March 31	3,000,508	3,000,508

2. Comprehensive Income

    Comprehensive income consists of:

	For the three months ended
	March 31,
	2011	2010
Net income	$ 1,251,208	$ 1,265,379
Unrealized gain (loss) on investment securities
available for sale, net of income taxes	(217,190)	22,282
Comprehensive income	$ 1,034,018	$ 1,287,661

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Investment Securities

    Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
March 31, 2011
Available for sale
U.S. Treasury	$ 41,590,108	$ 898,583	$ 7,361	$ 42,481,330
State and municipal	290,484	3,458	3,480	290,462
Equity	1,691,841	711,922	362,437	2,041,326
	$ 43,572,433	$ 1,613,963	$ 373,278	$ 44,813,118
Held to maturity
U.S. Treasury	$ 27,477,357	$ 165,818	$ 17,905	$ 27,625,270
U.S. Government agency	10,001,782	10,208	10,190	10,001,800
State and municipal	6,189,596	19,837	285	6,209,148
	$ 43,668,735	$ 195,863	$ 28,380	$ 43,836,218

December 31, 2010
Available for sale
U.S. Treasury	$ 56,150,205	$ 966,157	$ 16,871	$ 57,099,491
State and municipal	365,772	4,031	3,709	366,094
Equity	1,691,841	1,008,745	364,251	2,336,335
	$ 58,207,818	$ 1,978,933	$ 384,831	$ 59,801,920
Held to maturity
U.S. Treasury	$ 19,487,287	$ 178,407	$ 5,147	$ 19,660,547
U.S. Government agency	7,002,448	13,646	6,850	7,009,244
State and municipal	5,813,837	11,979	3,788	5,822,028
	$ 32,303,572	$ 204,032	$ 15,785	$ 32,491,819

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Investment Securities (Continued)

    The table below shows the gross unrealized losses and fair value of securities that are in an unrealized loss position as of March 31, 2011, aggregated by length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

U. S. Treasury	$ 12,006,780	$ 25,266	$ -	$ -	$ 12,006,780	$ 25,266
U. S. Government Agency	4,989,810	10,190	-	-	4,989,810	10,190
State and municipal	993,430	3,765	-	-	993,430	3,765
Equity securities	14,695	100,325	323,889	262,112	338,584	362,437
	$ 18,004,715	$ 139,546	$ 323,889	$ 262,112	$ 18,328,604	$ 401,658

    The debt securities for which an unrealized loss is recorded are issues of the U. S. Treasury, the Federal Home Loan Bank (a U. S. government agency), and general and highly rated revenue obligations of states and municipalities. The Company has the ability and the intent to hold these securities until they are called or mature at face value. Equity securities for which an unrealized loss is recorded are issued by local community banks and bank holding companies. Management believes that these fluctuations in fair value reflect market conditions, and are not indicative of other-than-temporary impairment of the investments. Management continues to monitor the financial condition of the issuers.
    The amortized cost and estimated fair value of debt securities, by contractual maturity, and the amount of pledged securities follow. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Available for sale
Within one year	$ 22,667,422	$ 22,750,679	$ 35,163,533	$ 35,292,775
After one year
through five years	17,216,457	17,346,113	19,355,802	19,481,248
After ten years	1,996,713	2,675,000	1,996,642	2,691,562
	$ 41,880,592	$ 42,771,792	$ 56,515,977	$ 57,465,585

Held to maturity
Within one year	$ 15,002,755	$ 15,052,645	$ 8,758,541	$ 8,789,063
After one year
through five years	28,665,980	28,783,573	23,545,031	23,702,756
	$ 43,668,735	$ 43,836,218	$ 32,303,572	$ 32,491,819

Pledged securities	$ 25,599,210	$ 26,494,854	$ 26,567,879	$ 27,558,868

    Investments are pledged to secure deposits of federal and local governments. Pledged securities also serve as collateral for securities sold under agreements to repurchase.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Loans and Allowance for Loan Losses

Major classifications of loans are as follows:

	March 31, 2011	December 31, 2010
Real estate mortgages
Construction, land development, and land	$ 19,455,536	$ 21,792,060
Residential 1 to 4 family	92,258,901	94,296,749
Commercial properties	117,194,515	102,578,171
Commercial	15,457,291	17,596,451
Consumer	1,559,548	1,720,966
	245,925,791	237,984,397
Allowance for loan losses	1,120,292	983,178
Loans, net	$ 244,805,499	$ 237,001,219

Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans. Nonperforming assets are comprised of nonperforming loans combined with real estate acquired in foreclosure and held for sale. The following table details the composition of nonperforming assets:

	March 31,	December 31,
	2011	2010
Loans 90 days or more past due and still accruing
Real estate mortgages
Construction, land development, and land	$ -	$ -
Residential 1 to 4 family	302,215	-
Commercial properties	684,422	684,422
Commercial	-	-
Consumer	-	-
	986,637	684,422
Nonaccruing loans
Real estate mortgages
Construction, land development, and land	1,150,536	1,171,127
Residential 1 to 4 family	823,350	318,076
Commercial properties	1,885,085	2,610,204
Commercial	-	7,114
Consumer	-	-
	3,858,971	4,106,521

Total nonperforming loans	4,845,608	4,790,943
Other real estate owned	779,500	779,500
Total nonperforming assets	$ 5,625,108	$ 5,570,443

Interest not accrued on nonaccruing loans	$ 149,881	$ 156,805

Interest included in net income on nonaccruing loans,
year-to-date	$ 8,700	$ 93,033

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Loans and Allowance for Loan Losses (continued)

The following is a schedule of transactions in the allowance for loan losses by type of loan. The Company did not acquire any loans with deteriorated credit quality during the periods presented.

Real estate mortgages
Construction
March 31, 2011	and Land	Residential	Commercial	Commercial	Consumer	Unallocated	Total
Beginning balance	$ 235,437	$ 50,602	$ 356,993	$ 194,946	$ 119,228	$ 25,972	$ 983,178
Loans charged off	-	-	-	(2,945)	(7,193)	-	(10,138)
Recoveries	-	150	-	284	1,418	-	1,852
Provision charged to operations	35,000	-	117,500	44,899	(41,353)	(10,646)	145,400
Ending balance	$ 270,437	$ 50,752	$ 474,493	$ 237,184	$ 72,100	$ 15,326	$ 1,120,292

Individually evaluated for impairment:
Balance in allowance	$ 110,509	$ -	$ 350,000	$ -	$ -		$ 460,509
Related loan balance	$ 1,525,626	$ 823,350	$ 2,569,507	$ -	$ -		$ 4,918,483

Collectively evaluated for impairment:
Balance in allowance	$ 159,928	$ 50,752	$ 124,493	$ 237,184	$ 72,100	$ 15,326	$ 659,783
Related loan balance	$ 17,929,910	$ 91,435,551	$ 114,625,008	$ 15,457,291	$ 1,559,548		$ 241,007,308

December 31, 2010
Beginning balance	$ 145,262	$ 48,034	$ 2,192	$ 380,161	$ 53,638	$ 8,474	$ 637,761
Loans charged off	(100,000)	(190,093)	-	(354,854)	(52,935)	-	(697,882)
Recoveries	-	1,100	-	1,073	29,126	-	31,299
Provision charged to operations	190,175	191,561	354,801	168,566	89,399	17,498	1,012,000
Ending balance	$ 235,437	$ 50,602	$ 356,993	$ 194,946	$ 119,228	$ 25,972	$ 983,178

Individually evaluated for impairment:
Balance in allowance	$ -	$ -	$ 330,759	$ -	$ -		$ 330,759
Related loan balance	$ 1,171,127	$ 361,743	$ 2,566,537	$ 7,114	$ -		$ 4,106,521

Collectively evaluated for impairment:
Balance in allowance	$ 235,437	$ 50,602	$ 26,234	$ 194,946	$ 119,228	$ 25,972	$ 652,419
Related loan balance	$ 20,620,933	$ 93,935,006	$ 100,011,634	$ 17,589,337	$ 1,720,966		$ 233,877,876

March 31, 2010
Beginning balance	$ 145,262	$ 48,034	$ 2,192	$ 380,161	$ 53,638	$ 8,474	$ 637,761
Loans charged off	-	-	-	(347,872)	(27,981)	-	(375,853)
Recoveries	-	-	-	78	5,364	-	5,442
Provision charged to operations	115,000	19,555	143,029	76,077	25,295	42,044	421,000
Ending balance	$ 260,262	$ 67,589	$ 145,221	$ 108,444	$ 56,316	$ 50,518	$ 688,350

Individually evaluated for impairment:
Balance in allowance	$ -	$ -	$ 127,561	$ -	$ -		$ 127,561
Related loan balance	$ -	$ 163,519	$ 2,710,608	$ -	$ -		$ 2,874,127

Collectively evaluated for impairment:
Balance in allowance	$ 260,262	$ 67,589	$ 17,660	$ 108,444	$ 56,316	$ 50,518	$ 560,789
Related loan balance	$ 23,506,980	$ 98,102,641	$ 102,454,131	$ 19,009,547	$ 2,053,137		$ 245,126,436

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Loans and Allowance for Loan Losses (continued)

The table below shows the relationship of net charged-off loans and the balance in the allowance to gross loans and average loans.

Allowance for Loan Losses
	For three months ended		For the year ended
	March 31		December 31
	2011	2010	2010

Net loans charged off	$ 8,286	$ 370,411	$ 666,583

Balance at end of period	$ 1,120,292	$ 688,350	$ 983,178

Gross loans outstanding at the end of the period	$ 245,925,791	$ 248,000,563	$ 237,984,397
Allowance for loan loses to gross loans
outstanding at the end of the period	0.46%	0.28%	0.41%

Average loans outstanding during the period	$ 240,422,747	$ 243,850,884	$ 244,189,000
Annualized net charge-offs as a percentage of
average loans outstanding during the period	0.01%	0.62%	0.27%

Loans are considered past due when either principal or interest is not paid by the date on which payment is due. The following table is an analysis of past due loans by days past due and type of loan.

Age Analysis of Past Due Loans
			Greater than				> 90 Days
	30-59 Days	60-89 Days	90 Days	Total		Total	Past Due and
March 31, 2011	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Real Estate
Construction, land development,
and land	$ -	$ 666,742	$ 408,802	$ 1,075,544	$ 18,379,992	$ 19,455,536	$ -
Residential 1 to 4 family	2,678,830	950,970	835,400	4,465,200	87,793,701	92,258,901	302,215
Commercial properties	600,000	601,439	2,481,825	3,683,264	113,511,251	117,194,515	684,422
Commercial	112,000	-	-	112,000	15,345,291	15,457,291	-
Consumer	35,808	5,460	-	41,268	1,518,280	1,559,548	-
Total	$ 3,426,638	$ 2,224,611	$ 3,726,027	$ 9,377,276	$ 236,548,515	$ 245,925,791	$ 986,637

December 31, 2010
Real Estate
Construction, land development,
and land	$ 474,843	$ 234,719	$ 1,089,719	$ 1,799,281	$ 19,992,779	$ 21,792,060	$ -
Residential 1 to 4 family	1,390,288	336,134	-	1,726,422	92,570,327	94,296,749	-
Commercial properties	-	37,957	2,508,675	2,546,632	100,031,539	102,578,171	684,422
Commercial	103,759	7,114	-	110,873	17,485,578	17,596,451	-
Consumer	-	19,415	-	19,415	1,701,551	1,720,966	-
Total	$ 1,968,890	$ 635,339	$ 3,598,394	$ 6,202,623	$ 231,781,774	$ 237,984,397	$ 684,422

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Loans and Allowance for Loan Losses (continued)

Loans are considered impaired when management considers it unlikely that collection of principal and interest payments will be made according to contractual terms, including principal and interest payments. A performing loan may be categorized as impaired based on knowledge of circumstances that are deemed relevant to loan collection. Not all impaired loans are past due nor are losses expected for every impaired loan. If a loss is expected, an impaired loan may have specific reserves allocated to it in the allowance for loan losses. A schedule of impaired loans at period ends and their average balances for the year follows:

	Unpaid			Average
	Principal	Recorded	Related	Recorded
March 31, 2011	Balance	Investment	Allowance	Investment
With no related allowance recorded
Construction, land development, and land	$ 684,802	$ 684,802	$ -	$ 694,387
Residential 1 to 4 family	823,350	823,350		826,208
Commercial properties	684,422	684,422		684,422
With an allowance recorded
Construction, land development, and land	840,824	840,824	110,509	840,824
Commercial properties	1,885,085	1,885,085	350,000	1,885,085
Total:
Construction, land development, and land	1,525,626	1,525,626	110,509	1,535,211
Residential 1 to 4 family	823,350	823,350	-	826,208
Commercial properties	2,569,507	2,569,507	350,000	2,569,507
Total, all categories	$ 4,918,483	$ 4,918,483	$ 460,509	$ 4,930,926

December 31, 2010
With no related allowance recorded
Construction, land development, and land	$ 1,171,127	$ 1,171,127	$ -	$ 1,194,397
Residential 1 to 4 family	361,743	361,743	-	379,546
Commercial properties	88,488	88,488	-	93,244
Commercial	7,114	7,114	-	8,122
With an allowance recorded
Commercial properties	2,478,049	2,478,049	330,759	2,484,804
Total:
Construction, land development, and land	1,171,127	1,171,127	-	1,194,397
Residential 1 to 4 family	361,743	361,743	-	379,546
Commercial properties	2,566,537	2,566,537	330,759	2,578,048
Commercial	7,114	7,114	-	8,122

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Loans and Allowance for Loan Losses (continued)

Credit risk is measured based on an internally designed grading scale. The grades correspond to regulatory rating categories of pass, special mention, substandard, and doubtful. Evaluation of grades assigned to individual loans is completed no less than quarterly. Credit quality, as measured by internally assigned grades, is an important component in the calculation of an adequate allowance for loan losses. The following table summarizes loans by credit quality indicator.

	March 31, 2011	December 31, 2010

Real Estate Credit Risk Profile by Internally Assigned Grade
Construction, land development, and land
Pass	$ 13,747,684	$ 16,063,618
Substandard	4,182,226	4,557,315
Doubtful
Less than 90 days past due	375,090	761,189
Nonperforming: 90 days or more
past due and/or non-accruing	1,150,536	409,938
Total	$ 19,455,536	$ 21,792,060

Residential 1 to 4 family
Pass	$ 86,771,560	$ 90,393,936
Special Mention	249,164	-
Substandard	4,112,612	3,584,737
Doubtful
Less than 90 days past due	-	292,091
Nonperforming: 90 days or more
past due and/or non-accruing	1,125,565	25,985
Total	$ 92,258,901	$ 94,296,749

Commercial properties
Pass	$ 109,822,337	$ 95,620,813
Special Mention	-	-
Substandard	4,802,671	4,347,154
Doubtful
Less than 90 days past due	-	132,155
Nonperforming: 90 days or more
past due and/or non-accruing	2,569,507	2,478,049
Total	$ 117,194,515	$ 102,578,171

Commercial Credit Risk Profile by Internally Assigned Grade
Pass	$ 15,457,291	$ 17,589,337
Doubtful
Less than 90 days past due	-	7,114
Total	$ 15,457,291	$ 17,596,451

Consumer Credit Risk Profile by Internally Assigned Grade
Pass	$ 1,559,548	$ 1,720,966
Total	$ 1,559,548	$ 1,720,966

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

5. Loan commitments

Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Outstanding loan commitments and letters of credit consist of:

	March 31, 2011	December 31, 2010
Loan commitments and lines of credit
Construction and land development	$ 8,015,111	$ 8,569,169
Other	16,725,502	21,164,229
	$ 24,740,613	$ 29,733,398

Standby letters of credit	$ 1,314,691	$ 1,590,367

6. Assets Measured at Fair Value on a Recurring Basis

The Company values investment securities classified as available for sale on a recurring basis and other real estate acquired through foreclosure at fair value on a non-recurring basis. The fair value hierarchy established in the Financial Accounting Standards Board Codification Topic 820 titled Fair Value Measurements defines three input levels for fair value measurement. Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than those in Level 1. Level 3 is based on significant unobservable inputs. The Company values US Treasury securities, government agency securities, and an equity investment in an actively traded public utility under Level 1. Municipal debt securities, equity investments in community banks, and other real estate acquired through foreclosure are valued under Level 2. The Company has no assets measured at fair value on a recurring or non-recurring basis that are valued under Level 3 criteria. No assets were transferred between levels of the fair value hierarchy during this period.

At March 31, 2011, values for available for sale investment securities and other real estate owned were established as follows:

	Total	Level 1 Inputs	Level 2 Inputs
Investment securities available for sale (recurring)
U.S. Treasury	$ 42,481,330	$ 42,481,330	$ -
State and municipal	290,462	-	290,462
Equity	2,041,326	345,840	1,695,486
Other real estate owned (non-recurring)	779,500	-	779,500
	$ 45,592,618	$ 42,827,170	$ 2,765,448

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

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

7.    New accounting standards

    The following accounting pronouncements have been approved by the Financial Accounting Standards Board but had not become effective as of March 31, 2011. These pronouncements would apply to the Company if the Company or the Bank entered into an applicable activity.
    ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements." ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. Disclosures related to the gross presentation of Level 3 purchases, sales, issuances and settlements of assets and liabilities was required for the Company beginning January 1, 2011 and are included in Note 5.
    ASU No. 2010-20, "Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." ASU 2010-20 was effective for the Company with its annual reporting period ended December 31, 2010. Since its adoption, the Company provides more information about the credit quality of its financing receivables (loans), including aging information and credit quality indicators. The disclosures are disaggregated by portfolio segment. ASU No. 2011-01 postpones the effective date for disclosures relating to troubled debt restructures (see below).
    ASU No. 2011-01, "Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20." The amendments in ASU 2011-01 temporarily delay the effective date of disclosures about troubled debt restructurings required under ASU 2010-20. These disclosures are required in the first interim or annual period beginning after June 15, 2011.
    ASU No. 2011-02, "Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring." The amendments in ASU 2011-02 provide further clarification as to when a loan modification or restructuring is considered a troubled debt restructuring (TDR) for the purpose of achieving more consistent application of U.S. GAAP for debt restructurings. In evaluating whether a restructuring constitutes a TDR, a creditor must conclude that 1) the restructuring constitutes a concession, and 2) the debtor is experiencing financial difficulties. These disclosures are required in the first interim or annual period beginning after June 15, 2011.
    The accounting policies adopted by management are consistent with accounting principles generally accepted in the United States of America and are consistent with those followed by peer Banks.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Part 1. Financial Information
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
    The Company currently engages in no business other than owning and managing the Bank. The Bank employed 88 full time equivalent employees as of March 31, 2011. The Bank hires seasonal employees during the summer. The Company has no employees other than those hired by the Bank.

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

Financial Condition

    Total assets of the Company increased $1.2 million (.30%) from December 31, 2010 to March 31, 2011. Combined deposits and customer repurchase agreements decreased $210,426 (.06%) during the same period. Average total assets and average total deposits each increased $18.0 million from first quarter 2010 to first quarter 2011. Throughout 2010, deposits and total assets grew as a result of market instability that was part of a continuing general economic recession. At such times, many consumers seek the safety of conservatively run community banks. The first quarter of 2011 conforms to the historical pattern in which the Bank sees a decrease in deposits during the first quarter of the year as business customers in the resort area purchase inventory for the upcoming summer season. For further discussion of seasonal activity that affects deposit levels, see the section titled Liquidity.

Loan Portfolio

    From December 31, 2010 to March 31, 2011 the gross loan portfolio has grown $7.9 million (3.34%). Growth in the loan portfolio has been funded by reductions in federal funds sold and the investment portfolio. Because loans earn at higher average rates than federal funds sold or investments, this shift has a positive effect on earnings. There is no adverse impact on the Company’s ability to meet liquidity demands resulting from recent increases in the loan portfolio.
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
    Management also evaluates trends in delinquencies, the composition of the portfolio, concentrations of credit, and changes in lending products, processes, or staffing. Management further considers external factors such as the interest rate environment, competition, current local and national economic trends, and the results of recent independent reviews by auditors and banking regulators. The protracted slow-down in the real-estate market has affected both the price and time to market residential and commercial properties. Management closely monitors such trends and the potential effect on the Company. Since the beginning of the current adverse economic conditions in 2008, the Company has experienced historically high loan losses and provisions for loan losses. Management expects more loan losses in 2011.

    Management employs a risk rating system which gives weight to collateral status (secured vs. unsecured), and to the absence or improper execution of critical contract or collateral documents. Unsecured loans and those loans with critical documentation exceptions, as defined by management, are considered to have greater loss exposure. Management incorporates these factors in the formula-based portion of the ALLL. Additionally, consideration is given to those segments of the loan portfolio which management deems to pose the greatest likelihood of loss. A schedule of loans by credit quality indicator (risk rating) can be found in Note 4.
    Management believes that in a general economic downturn, such as the region has experienced since mid-2008, the Bank’s greatest likelihood of loss is in unsecured loans - commercial and consumer, and in secured consumer loans. Reserves for these segments of the portfolio are included in the formula-based portion of the ALLL. As of March 31, 2011, management reserved 125 bp against unsecured loans, and consumer loans secured by other than real estate. Both of these reserves were increased during the first quarter of this year in recognition of the prolonged economic challenges to regional, national, and global economies. Additionally, management reserved 10% against overdrawn checking accounts which are a distinct high risk category of unsecured loan.
    Borrowers whose cash flow is impaired as a result of prevailing economic conditions have also experienced depressed real estate values. Management recognizes that the combination of these circumstances – reduced revenue and depressed collateral values, may increase the likelihood of loss in the Bank’s real estate secured loan portfolio. Management closely monitors conditions that might indicate deterioration of collateral value on significant loans and, when possible, obtains additional collateral as required to limit the Bank’s loss exposure. The Bank expects commercial and consumer mortgage foreclosures to continue in 2011. Foreclosures may result in loan losses, costs to hold real estate acquired in foreclosure, and losses on the sale of real estate acquired in foreclosure. While management is unable to predict the financial consequences of future foreclosure activity, provision for loss on likely loan foreclosures is included in specific reserves in the ALLL.
    Historically, the absence or improper execution of a document has not resulted in a loss to the Bank, however, management recognizes that the Bank’s loss exposure is increased until a critical contract or collateral documentation exception is cured. At March 31, 2011, management reserved 10 bp against the outstanding balances of loans identified as having critical documentation exceptions.
    The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level management has determined to be appropriate. The allowance is increased by current period provisions and by recoveries of amounts previously charged-off. The allowance is decreased when loans are charged-off as losses, which occurs when they are deemed to be uncollectible. Adjustments made to bring the balance in the allowance to the level established by management may result in an increase or decrease to expense. A provision of $145,400 was made in the first quarter of 2011. A provision of $421,000 was made in the comparable period in 2010. The year-to-year increase in the level of the ALLL reflects the consequences of the current economy. As the recession continues and borrowers’ suffer personal and professional financial hardship, the likelihood of loss on previously performing loans has increased. As Management identifies loans with heightened loss potential, a provision for those losses is recorded.
    Management considers the March 31, 2011 allowance appropriate and adequate to absorb identified and inherent losses in the loan portfolio. As of March 31, 2011, management has not identified any loans which are anticipated to be wholly charged-off within the next 12 months. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

    The Bank experienced net charge-offs of $370,411 in the first quarter of 2010 and $8,286 in the current year to date. In 2010, a loss of $347,214 was attributable to a single unsecured commercial line of credit. Management expects loan losses to continue throughout 2011, as reflected in the elevated level of the ALLL. See Note 4 for a schedule of transactions in the allowance for loan losses.
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
    Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans. Nonperforming assets are comprised of nonperforming loans combined with real estate acquired in foreclosure and held for sale. Nonperforming assets increased $54,665 (.98%) from December 31, 2010 to March 31, 2011. See Note 4 for additional information about nonperforming assets.
    Loans are considered impaired when management considers it unlikely that collection of principal and interest payments will be made according to contractual terms. A performing loan may be categorized as impaired based on knowledge of circumstances that are deemed relevant to loan collection, including deterioration of the borrower’s financial condition or devaluation of collateral. Not all impaired loans are past due nor are losses expected for every impaired loan.
    Impaired loans may have specific reserves, or valuation allowances, allocated to them in the ALLL. Estimates of loss reserves on impaired loans may be determined based on any of the three following measurement methods which conform to authoritative accounting guidance: (1) the present value of future cash flows, (2) the fair value of collateral, if repayment of the loan is expected to be provided by underlying collateral, or (3) the loan’s observable fair value. The Bank selects and applies, on a loan-by-loan basis, the appropriate valuation method. Loans determined to be impaired, but for which no specific valuation allowance is made because management believes the loan is secured with adequate collateral or the Bank will not take a loss on such loan, are grouped with other homogeneous loans for evaluation under formula-based criteria described previously. Impaired loans including nonaccruing loans totaled $4,918,483 and $4,106,521 at March 31, 2011, and December 31, 2010, respectively. See Note 4 for additional information about impaired loans.

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
    Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits and retail repurchase agreements were 45.26% for the first quarter of 2011 compared to 40.21% for the same quarter of 2010.
    The Company has available lines of credit, including overnight federal funds and reverse repurchase agreements, totaling $28,000,000 as of March 31, 2011.
    Average net loans to average deposits were 73.89% versus 79.47% as of March 31, 2011 and 2010, respectively. Average net loans decreased by 1.58% while average deposits grew by 5.85%. Deposit increases were generally reinvested in overnight federal funds sold and investment securities. Average deposit balance increases occurred in all categories of deposits except time deposits. When market interest rates are very low, as they have been since late 2008, investors may prefer to remain more liquid by moving funds into NOW or money market accounts. This allows them to be able to act on an opportunity for higher earnings without waiting for a time deposit to mature. Resulting changes in deposit portfolio composition do not have a negative impact on the Company’s ability to meet liquidity demands.

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
    As of March 31, 2011, the Company was cumulatively asset-sensitive for all time horizons. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Results of Operations

    Net income for the three months ended March 31, 2011, was $1,251,208 or $.42 per share, compared to $1,265,379 or $.42 per share for the first quarter of 2010. This represents a decrease of $14,171 or 1.12% from the prior year. The key components of net income are discussed in the following paragraphs.
    For the first quarter of 2011 compared to 2010, net interest income decreased $80,927 (2.10%). While balances of interest-bearing assets and liabilities increased, lower yields caused overall reductions in both interest revenues and expense. Although average total interest-earning assets increased $19.2 million (5.42%), decreased rates offset any revenue increases attributable to volume. Average interest-bearing liabilities increased $9.8 million (4.02%) while experiencing reduced related expense, again due to rate reductions.
    The tax-equivalent quarterly yield on interest-earning assets decreased by 47 basis points from 5.09% for first quarter 2010 to 4.62% in 2011. The quarterly yield on interest-bearing liabilities decreased by 19 basis points from .84% in 2010 to .65% in 2011. In combination, these shifts contribute to a decrease in net margin on interest-earning assets of 32 basis points.
    The Company’s net interest income is one of the most important factors in evaluating its financial performance. Management uses interest rate sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease one hundred basis points, and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience a decrease of approximately 4.9% in net interest income. Conversely, if prime were to increase one hundred basis points, and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience an increase in net interest income of the same percentage. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management’s reaction to this rate change would be to reprice its loans or deposits or both.

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

Average Balances, Interest, and Yields
	For the quarter ended			For the quarter ended
	March 31, 2011			March 31, 2010
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield

Assets
Federal funds sold	$ 33,530,469	$ 14,480	0.18%	$ 29,389,496	$ 11,956	0.16%
Interest-bearing deposits	10,941,834	14,675	0.54%	9,956,179	19,496	0.79%
Investment securities	88,884,897	289,164	1.32%	71,006,973	411,297	2.35%
Loans, net of allowance	239,372,627	3,930,946	6.66%	243,207,854	3,992,843	6.66%
Total interest-earning assets	372,729,827	4,249,265	4.62%	353,560,502	4,435,592	5.09%
Noninterest-bearing cash	15,298,687			15,383,108
Other assets	14,810,421			15,924,931
Total assets	$ 402,838,935			$ 384,868,541

Liabilities and Stockholders' Equity
Interest-bearing deposits
NOW	$ 59,716,925	51,333	0.35%	$ 54,539,056	49,383	0.37%
Money market	44,655,962	54,071	0.49%	36,294,849	44,647	0.50%
Savings	47,721,463	40,663	0.35%	47,316,166	57,861	0.50%
Other time	97,753,213	257,407	1.07%	99,652,437	347,969	1.42%
Total interest-bearing deposits	249,847,563	403,474	0.65%	237,802,508	499,860	0.85%
Securities sold under agreements to repurchase & federal funds purchased	4,472,621	5,401	0.49%	6,652,091	8,152	0.50%
Borrowed funds	-	-		44,159	695	6.38%
Total interest-bearing liabilities	254,320,184	408,875	0.65%	244,498,758	508,707	0.84%
Noninterest-bearing deposits	74,127,013			68,253,940
	328,447,197	408,875	0.50%	312,752,698	508,707	0.66%
Other liabilities	346,740			504,585
Stockholders' equity	74,044,998			71,611,258
Total liabilities and
stockholders' equity	$ 402,838,935			$ 384,868,541
Net interest spread			3.97%			4.25%
Net interest income		$ 3,840,390			$ 3,926,885
Net margin on interest-earning assets			4.18%			4.50%

Tax equivalent adjustment in:
Investment income		$ 21,855			$ 35,075
Loan income		$ 40,325			$ 32,673

    Provisions for loan losses of $145,400 and $421,000 were recorded during the three months ended March 31, 2011 and 2010, respectively. Net loans charged-off were $8,286 and $370,411 during the first quarters of 2011 and 2010, respectively. Management expects additional losses to occur during 2011, and those losses may be significant. Provisions for anticipated losses are included in the ALLL. The decrease in loan losses from first quarter 2010 to 2011 results from the timing of events which trigger the recognition of loss. See Loan Quality and the Allowance for Loan Losses for a discussion of the provision for loan losses.
    Noninterest revenue for the first quarter of 2011 is $189,240 (29.65%) lower than the comparable period last year. Non-recurring gains on sale of assets in 2010 account for most of this variance. In 2010 the Bank liquidated an inventory of old coin much of which has high precious metal content. Also, in the first quarter of 2010, the Delaware Department of Transportation purchased a portion of the Company’s property in Ocean View for expansion of the adjacent highway. Gains on these two transactions comprised $143,315 of 2010 non-interest revenue. Included in miscellaneous revenue in 2010 were proceeds totaling $45,000 from the granting of easements related to the Ocean View roadway expansion.
    Noninterest expense for the first quarter of 2011 is $19,604 (.94%), more than last year. While most noninterest expense categories are slightly lower or flat, employee benefits increased by $111,766 (44.56%). The most significant increase is in the cost of group insurance which increased $109,106 (78.60%).
    Income taxes for the quarter ended March 31, 2011 are the same amount as last year, on a pre-tax income decrease of $14,171. This is consistent with the Company’s effective tax rate of approximately 36.3%.

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

Capital Resources and Adequacy

    Total stockholders’ equity increased $1,034,018 from December 31, 2010 to March 31, 2011. This increase is attributable to comprehensive income recorded during the period, as detailed in Note 2 of the Notes to Financial Statements.
    Under the capital guidelines of the Federal Reserve Board and the FDIC, the Company and Bank are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders' equity less accumulated other comprehensive income. In addition, the Company and the Bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 4%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest-rated institutions.
    Tier one risk-based capital ratios of the Company as of March 31, 2011 and December 31, 2010 were 32.3% and 33.0%, respectively. Both are substantially in excess of regulatory minimum requirements.

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
    At March 31, 2011, the Company’s interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 21.83%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans or change the rates rests with management.

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
    The Company’s management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

Changes in Internal Controls

    During the quarter ended on the date of this report, there were no significant changes in the Company’s internal control over financial reporting that have had or are reasonably likely to have a material effect on the Company’s internal control over financial reporting. As of March 31, 2011, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s internal controls over financial reporting are effective.

Part II. Other Information

Item 1. Legal Proceedings
     Not applicable

Item 1A. Risk Factors
     The Company and the Bank are subject to various types of risk during the normal conduct of business. There has been no material change in risk factors or levels of risk as previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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
    There is no set expiration date for this program. No other stock repurchase plan or program existed or exists simultaneously, nor has any other plan or program expired during the period covered by this table. Common shares repurchased under this plan are retired. From its inception through December 31, 2009, 239,492 shares were retired under this program. No shares were retired during 2010 or year-to-date 2011.

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

	2011		2010
Sales price per share	High	Low	High	Low
First quarter	$ 34.00	$ 26.50	$ 36.00	$ 32.00
Second quarter			$ 42.00	$ 29.00
Third quarter			$ 42.00	$ 29.00
Fourth quarter			$ 40.00	$ 26.00

Item 3. Defaults Upon Senior Securities
     Not applicable

Item 4. (Removed and Reserved)

Item 5. Other information
     There is no information required to be disclosed in a report on Form 8-K during the period covered by this report, which has not been reported.

Item 6. Exhibits and Reports on Form 8-K
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

Date: May 9, 2011

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

Calvin B. Taylor Bankshares, Inc.

Date: May 9, 2011

By: /s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial & Accounting Officer)

Exhibit 31.2Exhibit 32
Certification - Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2011, of Calvin B. Taylor Bankshares, Inc:

(1) The referenced report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Calvin B. Taylor Bankshares, Inc.

Date: May 9, 2011

By: /s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

By: /s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial & Accounting Officer)

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calvin B. Taylor Bankshares, Inc.

Date: May 9, 2011

By: /s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

By: /s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial & Accounting Officer)