Form 10-Q
period 2011-06-30
TAYLOR CALVIN B BANKSHARES INC
filed 2011-08-03
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
 Commission File No. 000-50047

Calvin B. Taylor Bankshares, Inc.
 (Exact name of registrant as specified in its Charter)

Maryland
 (State of incorporation)

52-1948274
 (I.R.S. Employer Identification No.)

24 North Main Street, Berlin, Maryland 21811
 (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (410) 641-1700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ____                                                                                                  Accelerated filer [X]
Non- accelerated filer ____ (Do not check if a smaller reporting company)                 Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). No [X]

On July 31, 2011, 3,000,508 shares of the registrant's common stock were issued and outstanding.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Form 10-Q
Index

Part I -	Financial Information	Page

Item 1	Consolidated Financial Statements
	Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3
	Consolidated Statements of Income for the three months
	ended June 30, 2011 and 2010	4
	Consolidated Statements of Income for the six months
	ended June 30, 2011 and 2010	5
	Consolidated Statements of Cash Flows for the six months
	ended June 30, 2011and 2010	6-7
	Notes to Consolidated Financial Statements	8-17

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	18-25

Item 3	Quantitative and Qualitative Disclosures About Market Risks	25

Item 4	Controls and Procedures	25

Part II -	Other Information

Item 1	Legal Proceedings	26
Item 1A	Risk Factors	26
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3	Defaults Upon Senior Securities	26
Item 5	Other Information	26
Item 6	Exhibits	26-29

	Signatures	30

Part I - Financial Information, Item 1 Financial Statements
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
	(unaudited)
	June 30	December 31,
	2011	2010
Assets
Cash and due from banks	$ 19,070,231	$ 14,319,142
Federal funds sold	41,299,150	36,081,862
Interest-bearing deposits	9,581,383	11,650,849
Investment securities available for sale	46,478,368	59,801,920
Investment securities held to maturity (approximate
fair value of $43,827,011 and $32,491,819)	43,538,077	32,303,572
Loans, less allowance for loan losses
of $1,950,834 and $983,178	239,669,929	237,001,219
Premises and equipment	6,265,346	6,319,854
Other real estate owned	779,500	779,500
Accrued interest receivable	1,378,536	1,224,920
Computer software	137,158	89,521
Bank owned life insurance	5,346,989	5,260,539
Prepaid Expenses	953,044	1,285,266
Other assets	473,025	29,640
	$ 414,970,736	$ 406,147,804
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$ 81,324,451	$ 76,763,686
Interest-bearing	251,783,187	250,014,068
	333,107,638	326,777,754
Securities sold under agreements to repurchase	5,026,003	4,490,512
Accrued interest payable	116,170	150,299
Deferred income taxes	333,509	383,326
Other liabilities	43,407	151,361
	338,626,727	331,953,252
Stockholders' equity
Common stock, par value $1 per share
authorized 10,000,000 shares, issued and outstanding
3,000,508 shares at June 30, 2011, and December 31, 2010	3,000,508	3,000,508
Additional paid-in capital	8,733,438	8,733,438
Retained earnings	63,607,865	61,441,595
	75,341,811	73,175,541
Accumulated other comprehensive income	1,002,198	1,019,011
	76,344,009	74,194,552
	$ 414,970,736	$ 406,147,804

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
	For the three months ended
	June 30
	2011	2010
Interest and dividend revenue
Loans, including fees	$ 3,946,500	$ 4,101,783
U.S. Treasury and government agency securities	248,240	308,680
State and municipal securities	14,510	13,957
Federal funds sold	9,980	16,129
Interest-bearing deposits	14,589	14,015
Equity securities	8,813	10,162
Total interest and dividend revenue	4,242,632	4,464,726

Interest expense
Deposits	363,530	486,378
Borrowings	5,160	7,291
Total interest expense	368,690	493,669

Net interest income	3,873,942	3,971,057

Provision for loan losses	803,500	180,000
Net interest income after provision for loan losses	3,070,442	3,791,057

Noninterest revenue
Service charges on deposit accounts	235,866	255,800
ATM and debit card	156,753	144,394
Bank owned life insurance	43,677	42,757
Gain on sale of assets	50	37,003
Loss on other than temporary impairment of investment value	(178,325)	-
Miscellaneous revenue	90,511	146,775
Total noninterest revenue	348,532	626,729

Noninterest expenses
Salaries	873,440	877,636
Employee benefits	253,060	272,685
Occupancy	190,373	178,414
Furniture and equipment	113,272	106,579
Data processing	60,302	73,169
ATM and debit card	42,521	35,255
Deposit insurance premiums	73,660	67,233
Other operating	423,534	411,929
Total noninterest expenses	2,030,162	2,022,900

Income before income taxes	1,388,812	2,394,886
Income taxes	473,750	871,500

Net income	$ 915,062	$ 1,523,386

Earnings per common share - basic and diluted	$ 0.30	$ 0.51

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
	For the six months ended
	June 30
	2011	2010
Interest and dividend revenue
Loans, including fees	$ 7,837,121	$ 8,061,953
U.S. Treasury and government agency securities	492,758	653,732
State and municipal securities	29,287	26,282
Federal funds sold	24,460	28,085
Interest-bearing deposits	29,264	33,511
Equity securities	16,827	29,006
Total interest and dividend revenue	8,429,717	8,832,569

Interest expense
Deposits	767,004	986,238
Borrowings	10,561	16,137
Total interest expense	777,565	1,002,375

Net interest income	7,652,152	7,830,194

Provision for loan losses	948,900	601,000
Net interest income after provision for loan losses	6,703,252	7,229,194

Noninterest revenue
Service charges on deposit accounts	451,361	480,535
ATM and debit card	294,012	266,041
Bank owned life insurance	86,449	84,645
Gain on sale of assets	250	185,239
Loss on other than temporary impairment of investment value	(178,325)	-
Miscellaneous revenue	143,737	248,461
Total noninterest revenue	797,484	1,264,921

Noninterest expenses
Salaries	1,748,427	1,744,483
Employee benefits	615,655	523,514
Occupancy	413,232	407,256
Furniture and equipment	240,083	231,249
Data processing	127,414	146,395
ATM and debit card	89,161	98,902
Deposit insurance premiums	149,614	145,688
Other operating	759,630	818,863
Total noninterest expenses	4,143,216	4,116,350

Income before income taxes	3,357,520	4,377,765
Income taxes	1,191,250	1,589,000

Net income	$ 2,166,270	$ 2,788,765

Earnings per common share - basic and diluted	$ 0.72	$ 0.93

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the six months ended
	June 30,
	2011	2010
Cash flows from operating activities
Interest and dividends received	$ 8,404,824	$ 8,847,588
Fees and commissions received	1,085,005	1,124,678
Interest paid	(811,695)	(1,029,565)
Cash paid to suppliers and employees	(3,830,228)	(3,865,268)
Income taxes paid	(1,651,955)	(1,220,956)
	3,195,951	3,856,477
Cash flows from investing activities
Certificates of deposit purchased, net of maturities	1,990,820	5,828,265
Proceeds from maturities of investments available
for sale	28,075,000	13,005,000
Purchase of investments available for sale	(15,082,996)	(5,990,653)
Proceeds from maturities of investments held to
maturity	7,315,000	16,590,000
Purchase of investments held to maturity	(18,591,635)	(9,938,810)
Loans made, net of principal reductions	(3,617,610)	(10,554,312)
Proceeds from sale of repossessed loan collateral, net of
cost of sale	-	60,273
Purchases of premises, equipment,
and computer software	(260,425)	(97,105)
Proceeds from sale of premises and equipment	250	72,100
	(171,596)	8,974,758

Cash flows from financing activities
Net increase (decrease) in
Time deposits	(6,520,844)	1,459,136
Other deposits	12,850,730	7,068,132
Securities sold under agreements to repurchase	535,491	(273,189)
Payments on note payable	-	(13,349)
	6,865,377	8,240,730

Net increase in cash and cash equivalents	9,889,732	21,071,965
Cash and cash equivalents at beginning of period	50,531,537	43,489,772
Cash and cash equivalents at end of period	$ 60,421,269	$ 64,561,737

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the six months ended
	June 30,
	2011	2010
Reconciliation of net income to net cash provided
by operating activities
Net income	$ 2,166,270	$ 2,788,765
Adjustments to reconcile net income to net cash
provided by operating activities
Provision for loan losses	948,900	601,000
Gain on sale of repossessed loan collateral	-	(5,773)
Gain on sale of premises & equipment	(250)	(55,061)
Loss on other than temporary impairment of investment value	178,325	-
Amortization of premiums and accretion of
discount, net	128,723	86,131
Depreciation and amortization	267,296	287,557
Decrease (increase) in
Accrued interest receivable	(153,616)	(71,194)
Cash surrender value of bank owned life insurance	(86,449)	(84,645)
Other assets	(111,163)	525,490
Increase (decrease) in
Accrued interest payable	(34,129)	(27,190)
Accrued income taxes	-	38,012
Other liabilities	(107,956)	(226,615)
	$ 3,195,951	$ 3,856,477

Composition of cash and cash equivalents
Cash and due from banks	$ 19,070,231	$ 24,057,111
Federal funds sold	41,299,150	40,376,765
Interest-bearing deposits, except for time deposits	51,888	127,861
	$ 60,421,269	$ 64,561,737

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation
    The accompanying unaudited consolidated financial statements conform with accounting principles generally accepted in the United States of America and to the instructions to Form 10-Q. Interim financial statements do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position and results of operations for these interim periods have been made. These adjustments are of a normal recurring nature. Results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected in any other interim period or for the year ending December 31, 2011. For further information, refer to the audited consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 2010.
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

Per share data
    Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding for the period, as follows:

	2011	2010
Three months ended June 30	3,000,508	3,000,508
Six months ended June 30	3,000,508	3,000,508

2. Comprehensive Income
    Comprehensive income consists of:

	For the six months ended
	June 30,
	2011	2010
Net income	$ 2,166,270	$ 2,788,765
Unrealized loss on investment securities
available for sale, net of income taxes	(16,813)	(328,534)
Comprehensive income	$ 2,149,457	$ 2,460,231

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Investment Securities
    Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
June 30, 2011
Available for sale
U.S. Treasury	$ 43,047,248	$ 1,015,172	$ -	$ 44,062,420
State and municipal	290,136	3,895	1,959	292,072
Equity	1,613,512	863,964	353,600	2,123,876
	$ 44,950,896	$ 1,883,031	$ 355,559	$ 46,478,368
Held to maturity
U.S. Treasury	$ 28,981,222	$ 262,748	$ -	$ 29,243,970
U.S. Government agency	9,000,524	5,252	1,416	9,004,360
State and municipal	5,556,331	22,415	65	5,578,681
	$ 43,538,077	$ 290,415	$ 1,481	$ 43,827,011

December 31, 2010
Available for sale
U.S. Treasury	$ 56,150,205	$ 966,157	$ 16,871	$ 57,099,491
State and municipal	365,772	4,031	3,709	366,094
Equity	1,691,841	1,008,745	364,251	2,336,335
	$ 58,207,818	$ 1,978,933	$ 384,831	$ 59,801,920
Held to maturity
U.S. Treasury	$ 19,487,287	$ 178,407	$ 5,147	$ 19,660,547
U.S. Government agency	7,002,448	13,646	6,850	7,009,244
State and municipal	5,813,837	11,979	3,788	5,822,028
	$ 32,303,572	$ 204,032	$ 15,785	$ 32,491,819

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Investment Securities (Continued)
    The table below shows the gross unrealized losses and fair value of securities that are in an unrealized loss position as of June 30, 2011, aggregated by length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

U. S. Government Agency	$ 2,998,000	$ 1,416	$ -	$ -	$ 2,998,000	$ 1,416
State and municipal	229,043	2,024	-	-	229,043	2,024
Equity securities	144,996	27,000	259,401	326,600	404,397	353,600
	$ 3,372,039	$ 30,440	$ 259,401	$ 326,600	$ 3,631,440	$ 357,040

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
    In the second quarter of 2011, the Company recorded expense of $178,325 related to the other than temporary impairment of value of two equity holdings.
    The amortized cost and estimated fair value of debt securities, by contractual maturity and the amount of pledged securities, follow. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Available for sale
Within one year	$ 34,119,913	$ 34,272,965	$ 35,163,533	$ 35,292,775
After one year
through five years	7,220,686	7,301,927	19,355,802	19,481,248
After ten years	1,996,785	2,779,600	1,996,642	2,691,562
	$ 43,337,384	$ 44,354,492	$ 56,515,977	$ 57,465,585

Held to maturity
Within one year	$ 16,520,410	$ 16,565,861	$ 8,758,541	$ 8,789,063
After one year
through five years	27,017,667	27,261,150	23,545,031	23,702,756
	$ 43,538,077	$ 43,827,011	$ 32,303,572	$ 32,491,819

Pledged securities	$ 21,073,668	$ 21,252,320	$ 26,567,879	$ 27,558,868

    Investments are pledged to secure deposits of federal and local governments. Pledged securities also serve as collateral for securities sold under agreements to repurchase.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Loans and Allowance for Loan Losses
    Major classifications of loans are as follows:
	June 30, 2011	December 31, 2010
Real estate mortgages
Construction, land development, and land	$ 14,639,007	$ 21,792,060
Residential 1 to 4 family	92,649,098	94,296,749
Commercial properties	117,594,015	102,578,171
Commercial	15,118,015	17,596,451
Consumer	1,620,628	1,720,966
	241,620,763	237,984,397
Allowance for loan losses	1,950,834	983,178
Loans, net	$ 239,669,929	$ 237,001,219

    Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans. Nonperforming assets are comprised of nonperforming loans combined with real estate acquired in foreclosure and held for sale. The following table details the composition of nonperforming assets:

	June 30,	December 31,
	2011	2010
Loans 90 days or more past due and still accruing
Real estate mortgages
Construction, land development, and land	$ 344,890	$ -
Residential 1 to 4 family	929,151	-
Commercial properties	1,264,009	684,422
Commercial	-	-
Consumer	-	-
	2,538,050	684,422
Nonaccruing loans
Real estate mortgages
Construction, land development, and land	1,421,290	1,171,127
Residential 1 to 4 family	786,510	318,076
Commercial properties	1,865,099	2,610,204
Commercial	-	7,114
Consumer	-	-
	4,072,899	4,106,521

Total nonperforming loans	6,610,949	4,790,943
Other real estate owned	779,500	779,500
Total nonperforming assets	$ 7,390,449	$ 5,570,443

Interest not accrued on nonaccruing loans	$ 196,698	$ 156,805

Interest included in net income on nonaccruing loans,
year-to-date	$ -	$ 93,033

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Loans and Allowance for Loan Losses (continued)
    The following is a schedule of transactions in the allowance for loan losses by type of loan. The Company did not acquire any loans with deteriorated credit quality during the periods presented.

Real estate mortgages
Construction
June 30, 2011	and Land	Residential	Commercial	Commercial	Consumer	Unallocated	Total
Beginning balance	$ 235,437	$ 50,602	$ 356,993	$ 194,946	$ 119,228	$ 25,972	$ 983,178
Loans charged off	(11,553)	-	-	(2,946)	(9,105)	-	(23,604)
Recoveries	39,072	300	-	400	2,588	-	42,360
Provision charged to operations	197,989	254,000	500,000	53,729	(58,872)	2,054	948,900
Ending balance	$ 460,945	$ 304,902	$ 856,993	$ 246,129	$ 53,839	$ 28,026	$ 1,950,834

Individually evaluated for impairment:
Balance in allowance	$ 193,672	$ 234,000	$ 850,000	$ -	$ -		$ 1,277,672
Related loan balance	$ 1,421,290	$ 786,510	$ 2,549,520	$ -	$ -		$ 4,757,320

Collectively evaluated for impairment:
Balance in allowance	$ 267,273	$ 70,902	$ 6,993	$ 246,129	$ 53,839	$ 28,026	$ 673,162
Related loan balance	$ 13,217,717	$ 91,862,588	$ 115,044,495	$ 15,118,015	$ 1,620,628		$ 236,863,443

December 31, 2010
Beginning balance	$ 145,262	$ 48,034	$ 2,192	$ 380,161	$ 53,638	$ 8,474	$ 637,761
Loans charged off	(100,000)	(190,093)	-	(354,854)	(52,935)	-	(697,882)
Recoveries	-	1,100	-	1,073	29,126	-	31,299
Provision charged to operations	190,175	191,561	354,801	168,566	89,399	17,498	1,012,000
Ending balance	$ 235,437	$ 50,602	$ 356,993	$ 194,946	$ 119,228	$ 25,972	$ 983,178

Individually evaluated for impairment:
Balance in allowance	$ -	$ -	$ 330,759	$ -	$ -		$ 330,759
Related loan balance	$ 1,171,127	$ 361,743	$ 2,566,537	$ 7,114	$ -		$ 4,106,521

Collectively evaluated for impairment:
Balance in allowance	$ 235,437	$ 50,602	$ 26,234	$ 194,946	$ 119,228	$ 25,972	$ 652,419
Related loan balance	$ 20,620,933	$ 93,935,006	$ 100,011,634	$ 17,589,337	$ 1,720,966		$ 233,877,876

June 30, 2010
Beginning balance	$ 145,262	$ 48,034	$ 2,192	$ 380,161	$ 53,638	$ 8,474	$ 637,761
Loans charged off	-	-	-	(347,873)	(33,745)	-	(381,618)
Recoveries	-	-	-	178	17,386	-	17,564
Provision charged to operations	64,627	43,320	276,681	190,390	13,678	12,304	601,000
Ending balance	$ 209,889	$ 91,354	$ 278,873	$ 222,856	$ 50,957	$ 20,778	$ 874,707

Individually evaluated for impairment:
Balance in allowance	$ -	$ 58,765	$ 261,213	$ 5,248	$ 1,500		$ 326,726
Related loan balance	$ -	$ 507,967	$ 2,835,471	$ 5,248	$ 2,419		$ 3,351,105

Collectively evaluated for impairment:
Balance in allowance	$ 209,889	$ 32,589	$ 17,660	$ 217,608	$ 49,457	$ 20,778	$ 547,981
Related loan balance	$ 23,929,493	$ 97,206,208	$ 103,997,846	$ 20,369,317	$ 2,035,919		$ 247,538,783

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Loans and Allowance for Loan Losses (continued)
    The table below shows the relationship of net charged-off loans and the balance in the allowance to gross loans and average loans.

Allowance for Loan Losses
	For six months ended		For the year ended
	June 30		December 31
	2011	2010	2010

Net loans charged off (recovered)	$ (18,756)	$ 364,054	$ 666,583

Balance at end of period	$ 1,950,834	$ 874,707	$ 983,178

Gross loans outstanding at the end of the period	$ 241,620,763	$ 250,889,888	$ 237,984,397
Allowance for loan loses to gross loans
outstanding at the end of the period	0.81%	0.35%	0.41%

Average loans outstanding during the period	$ 246,535,270	$ 249,809,716	$ 244,189,000
Annualized net charge-offs as a percentage of
average loans outstanding during the period	-0.02%	0.29%	0.27%

    Loans are considered past due when either principal or interest is not paid by the date on which payment is due. The following table is an analysis of past due loans by days past due and type of loan.

Age Analysis of Past Due Loans
			Greater than				> 90 Days
	30-59 Days	60-89 Days	90 Days	Total		Total	Past Due and
June 30, 2011	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Real Estate
Construction, land development,
and land	$ 196,940	$ 235,191	$ 1,100,548	$ 1,532,679	13,106,328	14,639,007	$ 344,890
Residential 1 to 4 family	1,110,673	2,144,183	1,466,324	4,721,180	87,927,918	92,649,098	929,151
Commercial properties	-	36,393	3,129,108	3,165,501	114,428,514	117,594,015	1,264,009
Commercial	-	-	-	-	15,118,015	15,118,015	-
Consumer	24,959	2,618	-	27,577	1,593,051	1,620,628	-
Total	$ 1,332,572	$ 2,418,385	$ 5,695,980	$ 9,446,937	$ 232,173,826	$ 241,620,763	$ 2,538,050

December 31, 2010
Real Estate
Construction, land development,
and land	$ 474,843	$ 234,719	$ 1,089,719	$ 1,799,281	$ 19,992,779	$ 21,792,060	$ -
Residential 1 to 4 family	1,390,288	336,134	-	1,726,422	92,570,327	94,296,749	-
Commercial properties	-	37,957	2,508,675	2,546,632	100,031,539	102,578,171	684,422
Commercial	103,759	7,114	-	110,873	17,485,578	17,596,451	-
Consumer	-	19,415	-	19,415	1,701,551	1,720,966	-
Total	$ 1,968,890	$ 635,339	$ 3,598,394	$ 6,202,623	$ 231,781,774	$ 237,984,397	$ 684,422

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

	Unpaid			Average
	Principal	Recorded	Related	Recorded
June 30, 2011	Balance	Investment	Allowance	Investment
With no related allowance recorded
Construction, land development, and land	$ 665,632	$ 665,632	$ -	$ 684,802
Residential 1 to 4 family	276,689	276,689	-	279,144
Commercial properties	684,422	684,422	-	684,422
With an allowance recorded
Construction, land development, and land	755,658	755,658	193,672	760,816
Residential 1 to 4 family	509,821	509,821	234,000	508,074
Commercial properties	1,865,098	1,865,098	850,000	1,887,642
Total:
Construction, land development, and land	1,421,290	1,421,290	193,672	1,445,618
Residential 1 to 4 family	786,510	786,510	234,000	787,218
Commercial properties	2,549,520	2,549,520	850,000	2,572,064
Total, all categories	$ 4,757,320	$ 4,757,320	$ 1,277,672	$ 4,804,900

December 31, 2010
With no related allowance recorded
Construction, land development, and land	$ 1,171,127	$ 1,171,127	$ -	$ 1,194,397
Residential 1 to 4 family	361,743	361,743	-	379,546
Commercial properties	88,488	88,488	-	93,244
Commercial	7,114	7,114	-	8,122
With an allowance recorded
Commercial properties	2,478,049	2,478,049	330,759	2,484,804
Total:
Construction, land development, and land	1,171,127	1,171,127	-	1,194,397
Residential 1 to 4 family	361,743	361,743	-	379,546
Commercial properties	2,566,537	2,566,537	330,759	2,578,048
Commercial	7,114	7,114	-	8,122
Total, all categories	$ 4,106,521	$ 4,106,521	$ 330,759	$ 4,160,113

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

	June 30, 2011	December 31, 2010

Real Estate Credit Risk Profile by Internally Assigned Grade
Construction, land development, and land
Pass	$ 12,773,074	$ 16,063,618
Substandard	444,643	4,557,315
Doubtful
Less than 90 days past due and accruing	-	761,189
Nonperforming: 90 days or more
past due and/or non-accruing	1,421,290	409,938
Total	$ 14,639,007	$ 21,792,060

Residential 1 to 4 family
Pass	$ 87,468,333	$ 90,393,936
Special Mention	248,395	-
Substandard	4,145,860	3,584,737
Doubtful
Less than 90 days past due and accruing	-	292,091
Nonperforming: 90 days or more
past due and/or non-accruing	786,510	25,985
Total	$ 92,649,098	$ 94,296,749

Commercial properties
Pass	$ 110,237,582	$ 95,620,813
Special Mention	-	-
Substandard	4,806,912	4,347,154
Doubtful
Less than 90 days past due and accruing	684,422	132,155
Nonperforming: 90 days or more
past due and/or non-accruing	1,865,099	2,478,049
Total	$ 117,594,015	$ 102,578,171

Commercial Credit Risk Profile by Internally Assigned Grade
Pass	$ 15,118,015	$ 17,589,337
Doubtful
Less than 90 days past due and accruing	-	7,114
Total	$ 15,118,015	$ 17,596,451

Consumer Credit Risk Profile by Internally Assigned Grade
Pass	$ 1,620,628	$ 1,720,966
Total	$ 1,620,628	$ 1,720,966

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

5. Loan commitments
    Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Outstanding loan commitments and letters of credit consist of:

	June 30, 2011	December 31, 2010
Loan commitments and lines of credit
Construction and land development	$ 4,602,443	$ 8,569,169
Other	20,561,721	21,164,229
	$ 25,164,164	$ 29,733,398

Standby letters of credit	$ 1,299,096	$ 1,590,367

6. Assets Measured at Fair Value
    The Company values investment securities classified as available for sale on a recurring basis and other real estate acquired through foreclosure at fair value on a non-recurring basis. The fair value hierarchy established in the Financial Accounting Standards Board Codification Topic 820 titled Fair Value Measurements defines three input levels for fair value measurement. Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than those in Level 1. Level 3 is based on significant unobservable inputs. The Company values US Treasury securities, government agency securities, and an equity investment in an actively traded public utility under Level 1. Municipal debt securities, equity investments in community banks, and other real estate acquired through foreclosure are valued under Level 2. The Company has no assets measured at fair value on a recurring or non-recurring basis that are valued under Level 3 criteria. No assets were transferred between levels of the fair value hierarchy during this period. At June 30, 2011, values for available for sale investment securities and other real estate owned were established as follows:

	Total	Level 1 Inputs	Level 2 Inputs
Investment securities available for sale (recurring)
U.S. Treasury	$ 44,062,420	$ 44,062,420	$ -
State and municipal	292,072	-	292,072
Equity	2,123,876	345,928	1,777,948
Other real estate owned (non-recurring)	779,500	-	779,500
	$ 47,257,868	$ 44,408,348	$ 2,849,520

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

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

7. New accounting standards
    The following accounting pronouncements have been approved by the Financial Accounting Standards Board but had not become effective as of June 30, 2011. These pronouncements would apply to the Company if the Company or the Bank entered into an applicable activity.
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
    The Company currently engages in no business other than owning and managing the Bank. The Bank employed 86 full time equivalent employees as of June 30, 2011. The Bank hires seasonal employees during the summer. The Company has no employees other than those hired by the Bank.

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

Financial Condition
     Total assets of the Company increased $8.8 million (2.17%) from December 31, 2010 to June 30, 2011. Combined deposits and customer repurchase agreements increased $6.9 million (2.07%) during the same period. Much of the deposit and asset growth from the previous year-end to the end of the second quarter stems from seasonal activity, which is further discussed in the section titled Liquidity.
    Average assets and average deposits increased $14.6 million (3.74%) and $14.1 million (4.54%), respectively, from second quarter 2010 to second quarter 2011. Management believes that some of the year-to-year growth in deposits results from continuing market instability due to the slow recovery following the recession of 2008-2009. Consumers often seek the safety of conservatively run community banks when the stock market suffers a significant downturn. Increased deposit insurance limits also give customers a greater sense of security in bank deposits.

Loan Portfolio
     During the first half of 2011, the Bank’s gross loan portfolio has grown $3.6 million (1.53%). It is typical for the Bank to experience growth in both deposits and loans by the end of the second quarter. By late June, many seasonal merchants have drawn on their working capital lines of credit and, if the tourist season is successful, they are experiencing increased sales. Growth in the loan portfolio has been funded by increased deposit balances. Because loans earn at higher average rates than the cost of funds, this use of available funds has a positive effect on earnings. There is no adverse impact on the Company’s ability to meet liquidity demands resulting from increases in the loan portfolio.
    The Company makes loans to customers located primarily in the Delmarva region. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region. Since late 2008, the local and regional economies have been adversely affected by a recession of national and international reach. While economists consider that the recession ended in mid-2009, our local economy continues to experience high unemployment and significant declines in property values.

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
    Management also evaluates trends in delinquencies, the composition of the portfolio, concentrations of credit, and changes in lending products, processes, or staffing. Management further considers external factors such as the interest rate environment, competition, current local and national economic trends, and the results of recent independent reviews by auditors and banking regulators. The protracted slow-down in the real-estate market has affected both the price and time to market residential and commercial properties. Management closely monitors such trends and the potential effect on the Company. The impact of the current adverse economic conditions is reflected in historically high loan losses and provisions for loan losses in 2009, 2010, and the current year.

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
    Management believes that in a general economic downturn, such as the region has experienced since mid-2008, the Bank has an increased likelihood of loss in unsecured loans - commercial and consumer, and in secured consumer loans. Reserves for these segments of the portfolio are included in the formula-based portion of the ALLL. As of June 30, 2011, management reserved 125 bp against all unsecured loans, and consumer loans secured by other than real estate. This reserve level was increased during the first quarter of this year in recognition of the prolonged economic challenges to regional, national, and global economies. Additionally, management reserved 10% against overdrawn checking accounts which are a distinct high risk category of unsecured loan. The bank does not offer an approved overdraft loan product, so all overdrawn deposit balances result from unauthorized presentment of items against insufficient funds.
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
    Historically, the absence or improper execution of a document has not resulted in a loss to the Bank, however, management recognizes that the Bank’s loss exposure is increased until a critical contract or collateral documentation exception is cured. At June 30, 2011, management reserved 10 bp against the outstanding balances of loans identified as having critical documentation exceptions.
    The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level management has determined to be appropriate. The allowance is increased by current period provisions and by recoveries of amounts previously charged-off. The allowance is decreased when loans are charged-off as losses, which occurs when they are deemed to be uncollectible. Adjustments made to bring the balance in the allowance to the level established by management may result in an increase or decrease to expense. Provisions for loan losses of $803,500 and $948,900 were made for the second quarter of 2011and year-to-date, respectively. This compares to provisions for loan losses of $180,000 and $601,000 for the comparable periods in 2010. The year-to-date increases in the level of the ALLL and the provision for loan loss reflect the consequences of the current economy. As borrowers continue to suffer personal and professional financial hardship, the likelihood of loss on previously performing loans has increased. As management identifies loans with heightened loss potential, a provision for those losses is recorded.
    Management considers the June 30, 2011 allowance appropriate and adequate to absorb identified and inherent losses in the loan portfolio. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. As of June 30, 2011, management has not identified any loans which are anticipated to be wholly charged-off within the next 12 months.
    The Bank experienced net recoveries of $6,357 and $27,042 in the second quarters of 2010 and 2011, respectively, and net charge-offs (recoveries) of 364,054 and ($18,756) in 2010 and 2011 years to date, respectively. In 2010, a loss of $347,214 was attributable to a single unsecured commercial line of credit. Management expects loan losses to continue throughout 2011, as reflected in the elevated level of the ALLL. See Note 4 for a schedule of transactions in the allowance for loan losses.
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

    Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans. Nonperforming assets are comprised of nonperforming loans combined with real estate acquired in foreclosure and held for sale. Nonperforming assets increased $1,820,006 (32.67%) from December 31, 2010 to June 30, 2011. While levels of nonaccrual loans and OREO have remained stable, loans past due 90 days or more and still accruing have increased. The five loans in this category are real estate mortgages, which Management closely monitors to assure that collateral is sufficient to discharge the debt to Bank. See Note 4 for additional information about nonperforming assets.
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
    Impaired loans may have specific reserves, or valuation allowances, allocated to them in the ALLL. Estimates of loss reserves on impaired loans may be determined based on any of the three following measurement methods which conform to authoritative accounting guidance: (1) the present value of future cash flows, (2) the fair value of collateral, if repayment of the loan is expected to be provided by underlying collateral, or (3) the loan’s observable fair value. The Bank selects and applies, on a loan-by-loan basis, the appropriate valuation method. Loans determined to be impaired, but for which no specific valuation allowance is made because management believes the loan is secured with adequate collateral or the Bank will not take a loss on such loan, are grouped with other homogeneous loans for evaluation under formula-based criteria described previously. Impaired loans including nonaccruing loans totaled $4,757,320 and $4,106,521 at June 30, 2011, and December 31, 2010, respectively. See Note 4 for additional information about impaired loans.

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
    Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits and retail repurchase agreements were 43.84% for the second quarter of 2011 compared to 39.52% for the same quarter of 2010.
    The Company has available lines of credit, including overnight federal funds and reverse repurchase agreements, totaling $28,000,000 as of June 30, 2011
    Average net loans to average deposits were 75.47% versus 80.16% as of June 30, 2011 and 2010, respectively. Average net loans decreased by 1.59% while average deposits grew by 4.54%. Reductions in the loan portfolio result from low demand. Reductions in the loan portfolio result in increased investment in debt securities or federal funds sold. These investment vehicles are less profitable than loans. The Company will not lower its credit underwriting standards to bolster loan volume, as it considers that the longer term risk does not justify the risk of more aggressive lending. Average deposit balance increases occurred in non-interest and interest-bearing accounts, except time deposits which dropped 5.19%. Management believes that this indicates that depositors are migrating to more liquid types of accounts in order to be able to invest at higher rates should they become available. Neither changes in deposit portfolio composition nor the decrease in outstanding loan balances has a negative impact on the Company’s ability to meet liquidity demands.

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
    As of June 30, 2011, the Company was cumulatively asset-sensitive for all time horizons. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Results of Operations
     Net income for the quarter ended June 30, 2011, was $915,062 ($.30 per share), compared to $1,523,386 ($.51 per share) for the second quarter of 2010, resulting in a decrease of $608,324 or 39.93%. Year to date net income has decreased $622,495 ($.21 per share) from $2,788,765 ($.93 per share) in 2010 to $2,166,270 ($.72 per share) in 2011. The key components of net income are discussed in the following paragraphs.
    In the second quarter of 2011 compared to 2010, net interest income decreased $97,115 (2.45%). Net interest income decreased $178,042 (2.27%) in the first six months of 2011 compared to the same period in 2010. The decrease in interest and dividend revenue continues a multi-year trend primarily attributable to extremely low market rates. In 2009, federal funds sold, which are immediately responsive to market rates, saw dramatic revenue declines. Fed funds rates have remained at those historically low levels since then. During 2010 and 2011, the gradual downward repricing of debt securities and certificates of deposit in other banks has caused further erosion of revenues. To offset the interest revenue decreases, management has gradually lowered deposit rates throughout 2009 to present. Interest expense decreased in the second quarter of 2011 by $124,979 (25.32%) relative to the comparable period last year. For the year to date, interest expense is down $224,810 (22.43%) relative to last year. Although average balances of interest-bearing deposits have increased, rate reductions have resulted in reduced expense.
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

    The tax-equivalent quarterly yield on interest-earning assets decreased by 46 basis points from 5.13% in second quarter 2010 to 4.67% in 2011. The quarterly yield on interest-bearing liabilities decreased by 23 basis points from .81% in 2010 to .58% in 2011. In combination, these shifts contribute to a decrease in net margin on interest-earning assets of 30 basis points.
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

Average Balances, Interest, and Yields
	For the quarter ended			For the quarter ended
	June 30, 2011			June 30, 2010
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield

Assets
Federal funds sold	$ 29,902,034	$ 9,980	0.13%	$ 33,845,165	$ 16,129	0.19%
Interest-bearing deposits	9,671,070	14,589	0.61%	6,881,897	14,015	0.82%
Investment securities	87,883,740	325,299	1.48%	64,660,854	363,879	2.26%
Loans, net of allowance	245,073,007	3,986,438	6.52%	249,022,106	4,136,416	6.66%
Total interest-earning assets	372,529,851	4,336,306	4.67%	354,410,022	4,530,439	5.13%
Noninterest-bearing cash	16,746,991			19,514,507
Other assets	14,992,871			15,779,339
Total assets	$ 404,269,713			$ 389,703,868

Liabilities and Stockholders' Equity
Interest-bearing deposits
NOW	$ 61,895,896	48,473	0.31%	$ 55,898,114	56,514	0.41%
Money market	44,549,087	53,840	0.48%	36,311,278	45,091	0.50%
Savings	48,771,823	36,298	0.30%	47,959,025	59,420	0.50%
Other time	94,260,680	224,919	0.96%	99,418,035	325,353	1.31%
Total interest-bearing deposits	249,477,486	363,530	0.58%	239,586,452	486,378	0.81%
Securities sold under agreements to repurchase & federal funds purchased	4,179,561	5,160	0.50%	5,411,273	6,696	0.50%
Borrowed funds	-	-		37,518	595	6.36%
Total interest-bearing liabilities	253,657,047	368,690	0.58%	245,035,243	493,669	0.81%
Noninterest-bearing deposits	75,266,507			71,067,292
	328,923,554	368,690	0.45%	316,102,535	493,669	0.63%
Other liabilities	104,202			580,806
Stockholders' equity	75,241,957			73,020,527
Total liabilities and
stockholders' equity	$ 404,269,713			$ 389,703,868
Net interest spread			4.09%			4.32%
Net interest income		$ 3,967,616			$ 4,036,770
Net margin on interest-earning assets			4.27%			4.57%

Tax equivalent adjustment in:
Investment income		$ 53,736			$ 31,080
Loan income		$ 39,938			$ 34,633

    Provisions for loan losses of $803,500 and $180,000 were recorded during the second quarter of 2011 and 2010, respectively. For the 2011 and 2010 years to date, provisions for loan losses were $948,900 and $601,000, respectively. Net loans charged-off (recovered) were (18,756) and $364,054 during the first half of 2011 and 2010, respectively. Management attributes the continuing need to provide for high potential loan losses to the generally poor state of the economy which has had an adverse effect on certain borrowing customers. See Loan Quality and the Allowance for Loan Losses for a discussion of the provision for loan losses.
    Noninterest revenue for the second quarter of 2011is $278,197 (44.39%) lower than the comparable period last year. Noninterest revenue for the year-to-date is $467,437 (36.95%) less than last year. The negative variances in both the quarter and the year-to-date result from non-recurring revenues in 2010 and the recording of a $178,325 other than temporary impairment (OTTI) loss on equity investments in 2011. The 2010 non-recurring revenues were comprised of gains on the sale of old coins with high precious metal content that had been stored in the Bank’s vault for decades, as well as gains on the sale of real property to the State of Delaware for road expansion and related right of ways. Management does not expect other OTTI losses in the remainder of 2011 to be of this magnitude. Additionally, the gains in 2010 were substantially all recorded in the first half of the year.
    Noninterest expense for the second quarter of 2011 is $7,262 (.36%), more than last year with no notable line item variances. Noninterest expense year-to-date is up $26,866 (.65%), including an increase of $92,141 in employee benefits related primarily to group insurance costs.
    Income taxes for the six months ended June 30, 2011are $397,750 (25.03%) lower than the same period last year, on a pre-tax income decrease of $1,020,245 (23.31%).

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

Capital Resources and Adequacy
     Total stockholders’ equity increased $2,149,457 from December 31, 2010 to June 30, 2011 This increase is attributable to comprehensive income recorded during the period, as detailed in Note 2 of the Notes to Financial Statements.
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
    Tier one risk-based capital ratios of the Company as of June 30, 2011 and December 31, 2010 were 33.1% and 33.0%, respectively. Both are substantially in excess of regulatory minimum requirements.

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
    At June 30, 2011, the Company’s interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 24.71%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.

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
    The Company’s management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011. Based on that evaluation, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

Changes in Internal Controls
     During the quarter ended on the date of this report, there were no significant changes in the Company’s internal control over financial reporting that have had or are reasonably likely to have a material effect on the Company’s internal control over financial reporting. As of June 30, 2011, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s internal controls over financial reporting are effective.

Part II. Other Information

Item 1 Legal Proceedings
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
    There is no set expiration date for this program. No other stock repurchase plan or program existed or exists simultaneously, nor has any other plan or program expired during the period covered by this table. Common shares repurchased under this plan are retired. From its inception through December 31, 2009, 239,492 shares were retired under this program. No shares were retired during retired during 2010 or year-to-date 2011.
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

	2011		2010
Sales price per share	High	Low	High	Low
First quarter	$ 34.00	$ 26.50	$ 36.00	$ 32.00
Second quarter	$ 28.50	$ 26.00	$ 42.00	$ 29.00
Third quarter			$ 42.00	$ 29.00
Fourth quarter			$ 40.00	$ 26.00

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

Date: July 26, 2011

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

Date: July 26, 2011

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

Date: July 26, 2011

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

Date: July 26, 2011

By: /s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

By: /s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial & Accounting Officer)