Form 10-Q
period 2011-09-30
TAYLOR CALVIN B BANKSHARES INC
filed 2011-11-02
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
Commission File No. 000-50047

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
Large accelerated filer ____                                                                                 Accelerated filer [X]
Non- accelerated filer ____ (Do not check if a smaller reporting company)    Smaller reporting company ____
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). No [X]
On October 31, 2011, 2,998,778 shares of the registrant's common stock were issued and outstanding.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Form 10-Q
Index

Part I -	Financial Information	Page

Item 1	Consolidated Financial Statements
	Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3
	Consolidated Statements of Income for the three months
	ended September 30, 2011 and 2010	4
	Consolidated Statements of Income for the nine months
	ended September 30, 2011 and 2010	5
	Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2011 and 2010	6-7
	Notes to Consolidated Financial Statements	8-18

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	19-26

Item 3	Quantitative and Qualitative Disclosures About Market Risks	26

Item 4	Controls and Procedures	26

Part II -	Other Information

Item 1	Legal Proceedings	27
Item 1A	Risk Factors	27
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27-28
Item 3	Defaults Upon Senior Securities	28
Item 5	Other Information	28
Item 6	Exhibits	28-31

	Signatures	32

Part I - Financial Information, Item 1 Financial Statements
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
	(unaudited)
	September 30	December 31,
	2011	2010
Assets
Cash and due from banks	$ 20,654,307	$ 14,319,142
Federal funds sold	43,992,678	36,081,862
Interest-bearing deposits	10,575,876	11,650,849
Investment securities available for sale	48,498,389	59,801,920
Investment securities held to maturity (approximate
fair value of $61,182,576 and $32,491,819)	60,849,807	32,303,572
Loans, less allowance for loan losses
of $700,036 and $983,178	228,092,988	237,001,219
Premises and equipment	6,188,496	6,319,854
Other real estate owned	1,526,151	779,500
Accrued interest receivable	1,015,365	1,224,920
Computer software	132,316	89,521
Bank owned life insurance	5,391,547	5,260,539
Prepaid expenses	1,068,590	1,285,266
Other assets	504,483	29,640
	$ 428,490,993	$ 406,147,804
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$ 90,575,547	$ 76,763,686
Interest-bearing	253,861,329	250,014,068
	344,436,876	326,777,754
Securities sold under agreements to repurchase	5,867,107	4,490,512
Accrued interest payable	97,223	150,299
Deferred income taxes	364,519	383,326
Other liabilities	43,130	151,361
	350,808,855	331,953,252
Stockholders' equity
Common stock, par value $1 per share
authorized 10,000,000 shares, issued and outstanding
3,000,078 shares at September 30, 2011, and
3,000,508 shares at December 31, 2010	3,000,078	3,000,508
Additional paid-in capital	8,723,978	8,733,438
Retained earnings	64,929,309	61,441,595
	76,653,365	73,175,541
Accumulated other comprehensive income	1,028,773	1,019,011
	77,682,138	74,194,552
	$ 428,490,993	$ 406,147,804

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
	For the three months ended
	September 30
	2011	2010
Interest and dividend revenue
Loans, including fees	$ 3,743,950	$ 4,010,548
U.S. Treasury and government agency securities	224,263	273,065
State and municipal securities	13,575	12,203
Federal funds sold	14,390	17,969
Interest-bearing deposits	15,011	12,618
Equity securities	4,424	6,315
Total interest and dividend revenue	4,015,613	4,332,718

Interest expense
Deposits	324,141	475,095
Borrowings	6,712	9,646
Total interest expense	330,853	484,741

Net interest income	3,684,760	3,847,977

Provision for loan losses	55,500	52,500
Net interest income after provision for loan losses	3,629,260	3,795,477

Noninterest revenue
Service charges on deposit accounts	222,778	238,221
ATM and debit card	165,678	151,000
Bank owned life insurance	44,558	43,931
Gain on sale of assets	(3,871)	(1,319)
Loss on other than temporary impairment of investment value	(10,669)	-
Miscellaneous revenue	77,105	92,294
Total noninterest revenue	495,579	524,127

Noninterest expenses
Salaries	888,236	882,680
Employee benefits	229,564	225,225
Occupancy	209,342	197,908
Furniture and equipment	138,917	122,121
Data processing	56,312	64,381
ATM and debit card	42,877	40,252
Deposit insurance premiums	21,788	72,966
Other operating	424,941	405,211
Total noninterest expenses	2,011,977	2,010,744

Income before income taxes	2,112,862	2,308,860
Income taxes	791,250	859,500

Net income	$ 1,321,612	$ 1,449,360

Earnings per common share - basic and diluted	$ 0.44	$ 0.48

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
	For the nine months ended
	September 30
	2011	2010
Interest and dividend revenue
Loans, including fees	$ 11,581,071	$ 12,072,501
U.S. Treasury and government agency securities	717,021	926,797
State and municipal securities	42,862	38,485
Federal funds sold	38,850	46,054
Interest-bearing deposits	44,107	46,129
Equity securities	21,251	35,321
Total interest and dividend revenue	12,445,162	13,165,287

Interest expense
Deposits	1,091,145	1,461,333
Borrowings	17,273	25,783
Total interest expense	1,108,418	1,487,116

Net interest income	11,336,744	11,678,171

Provision for loan losses	1,004,400	653,500
Net interest income after provision for loan losses	10,332,344	11,024,671

Noninterest revenue
Service charges on deposit accounts	674,139	718,756
ATM and debit card	459,690	417,041
Bank owned life insurance	131,007	128,576
Gain (loss) on sale of assets	(3,621)	183,920
Loss on other than temporary impairment of investment value	(188,994)	-
Miscellaneous revenue	220,842	340,756
Total noninterest revenue	1,293,063	1,789,049

Noninterest expenses
Salaries	2,636,663	2,627,163
Employee benefits	845,219	748,739
Occupancy	622,574	605,164
Furniture and equipment	379,000	353,370
Data processing	183,726	210,776
ATM and debit card	132,038	139,154
Deposit insurance premiums	171,402	218,654
Other operating	1,184,571	1,224,074
Total noninterest expenses	6,155,193	6,127,094

Income before income taxes	5,470,214	6,686,626
Income taxes	1,982,500	2,448,500

Net income	$ 3,487,714	$ 4,238,126

Earnings per common share - basic and diluted	$ 1.16	$ 1.41

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the nine months ended
	September
	2011	2010
Cash flows from operating activities
Interest and dividends received	$ 12,819,967	$ 13,543,626
Fees and commissions received	1,570,506	1,618,990
Interest paid	(1,161,493)	(1,523,110)
Cash paid to suppliers and employees	(5,834,424)	(5,806,785)
Income taxes paid	(2,483,936)	(2,190,956)
	4,910,620	5,641,765
Cash flows from investing activities
Certificates of deposit purchased, net of maturities	986,681	826,102
Proceeds from maturities of investments available
for sale	41,075,000	15,135,000
Purchase of investments available for sale	(30,075,045)	(36,198,861)
Proceeds from maturities of investments held to
maturity	15,125,000	23,740,000
Purchase of investments held to maturity	(43,730,947)	(18,935,424)
Loans made, net of principal reductions	6,974,680	1,196,901
Proceeds from sale of repossessed loan collateral, net of
cost of sale	178,629	217,551
Purchases of premises, equipment,
and computer software	(313,006)	(193,317)
Proceeds from sale of premises and equipment	250	72,100
	(9,778,758)	(14,139,948)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	(8,999,832)	1,404,046
Other deposits	26,658,954	21,110,274
Securities sold under agreements to repurchase	1,376,595	(48,726)
Payments on note payable	-	(20,174)
Common shares repurchased	(9,890)	-
	19,025,827	22,445,420

Net increase in cash and cash equivalents	14,157,689	13,947,237
Cash and cash equivalents at beginning of period	50,531,537	43,489,772
Cash and cash equivalents at end of period	$ 64,689,226	$ 57,437,009

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the nine months ended
	September 30,
	2011	2010
Reconciliation of net income to net cash provided
by operating activities
Net income	$ 3,487,714	$ 4,238,126
Adjustments to reconcile net income to net cash
provided by operating activities
Provision for loan losses	1,004,400	653,500
(Gain) loss on sale of repossessed loan collateral	3,871	7,449
(Gain) on sale of premises, equipment and
computer software	(250)	(55,061)
Loss on other than temporary impairment of investment value	188,994	-
Amortization of premiums and accretion of
discount, net	165,248	140,537
Depreciation and amortization	401,568	423,829
Decrease (increase) in
Accrued interest receivable	209,555	237,803
Cash surrender value of bank owned life insurance	(131,008)	(128,576)
Other assets	(258,165)	355,227
Increase (decrease) in
Accrued interest payable	(53,076)	(35,995)
Other liabilities	(108,231)	(195,074)
	$ 4,910,620	$ 5,641,765

Composition of cash and cash equivalents
Cash and due from banks	$ 20,654,307	$ 17,802,078
Federal funds sold	43,992,678	39,505,700
Interest-bearing deposits, except for time deposits	42,241	129,231
	$ 64,689,226	$ 57,437,009

Supplemental cash flows information:
Non-cash transfers from loans to other real estate owned	$ 929,151	$ -

See accompanying Notes to Consolidated Financial Statements

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)
1. Basis of Presentation
    The accompanying unaudited consolidated financial statements conform with accounting principles generally accepted in the United States of America and to the instructions to Form 10-Q. Interim financial statements do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position and results of operations for these interim periods have been made. These adjustments are of a normal recurring nature. Results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected in any other interim period or for the year ending December 31, 2011. For further information, refer to the audited consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 2010.
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

Per share data
    Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding for the period, as follows:
	2011	2010
Three months ended September 30	3,000,471	3,000,508
Nine months ended September 30	3,000,495	3,000,508

2. Comprehensive Income
    Comprehensive income consists of:
	For the nine months ended
	September 30,
	2011	2010
Net income	$ 3,487,714	$ 4,238,126
Unrealized loss on investment securities
available for sale, net of income taxes	9,762	(191,443)
Comprehensive income	$ 3,497,476	$ 4,046,683

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)
3. Investment Securities
    Investment securities are summarized as follows:
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
September 30, 2011
Available for sale
U.S. Treasury	$ 45,020,664	$ 1,229,150	$ 2,818	$ 46,246,996
State and municipal	289,826	3,515	372	292,969
Equity	1,602,843	758,396	402,815	1,958,424
	$ 46,913,333	$ 1,991,061	$ 406,005	$ 48,498,389
Held to maturity
U.S. Treasury	$ 44,989,049	$ 311,687	$ 4,977	$ 45,295,759
U.S. Government agency	9,500,427	5,918	1,450	9,504,895
State and municipal	6,360,331	22,722	1,131	6,381,922
	$ 60,849,807	$ 340,327	$ 7,558	$ 61,182,576

December 31, 2010
Available for sale
U.S. Treasury	$ 56,150,205	$ 966,157	$ 16,871	$ 57,099,491
State and municipal	365,772	4,031	3,709	366,094
Equity	1,691,841	1,008,745	364,251	2,336,335
	$ 58,207,818	$ 1,978,933	$ 384,831	$ 59,801,920
Held to maturity
U.S. Treasury	$ 19,487,287	$ 178,407	$ 5,147	$ 19,660,547
U.S. Government agency	7,002,448	13,646	6,850	7,009,244
State and municipal	5,813,837	11,979	3,788	5,822,028
	$ 32,303,572	$ 204,032	$ 15,785	$ 32,491,819

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)
3. Investment Securities (Continued)
The table below shows the gross unrealized losses and fair value of securities that are in an unrealized loss position as of September 30, 2011, aggregated by length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

U. S. Treasury	$ 9,001,846	$ 7,795	$ -	$ -	$ 9,001,846	$ 7,795
U. S. Government Agency	2,998,550	1,450	-	-	2,998,550	1,450
State and municipal	425,313	1,131	104,454	372	529,767	1,503
Equity securities	144,996	27,000	210,185	375,815	355,181	402,815
	$ 12,570,705	$ 37,376	$ 314,639	$ 376,187	$ 12,885,344	$ 413,563
The debt securities for which an unrealized loss is recorded are issues of the U. S. Treasury, Federal Home Loan Bank (a U. S. government agency), and general and highly rated revenue obligations of states and municipalities. The Company has the ability and the intent to hold these securities until they are called or mature at face value. Equity securities for which an unrealized loss is recorded are issued by local community banks or bank holding companies. Management believes that these fluctuations in fair value reflect market conditions, and are not indicative of other-than-temporary impairment of the investments.
In the third quarter of 2011, the Company recorded expense of $10,669 related to the other than temporary impairment of value of an equity holding. For the year to date, the Company has recorded expense of $188,994 related to the other than temporary impairment of value of two equity holdings.
The amortized cost and estimated fair value of debt securities, by contractual maturity and the amount of pledged securities, follow. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
	September 30, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Available for sale
Within one year	$ 33,101,270	$ 33,206,951	$ 35,163,533	$ 35,292,775
After one year
through five years	10,212,361	10,305,414	19,355,802	19,481,248
After ten years	1,996,858	3,027,600	1,996,642	2,691,562
	$ 45,310,489	$ 46,539,965	$ 56,515,977	$ 57,465,585

Held to maturity
Within one year	$ 29,097,016	$ 29,194,028	$ 8,758,541	$ 8,789,063
After one year
through five years	31,752,791	31,988,548	23,545,031	23,702,756
	$ 60,849,807	$ 61,182,576	$ 32,303,572	$ 32,491,819

Pledged securities	$ 21,056,656	$ 21,247,730	$ 26,567,879	$ 27,558,868

Investments are pledged to secure deposits of federal and local governments. Pledged securities also serve as collateral for securities sold under agreements to repurchase.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)
4. Loans and Allowance for Loan Losses

Major classifications of loans are as follows:

	September 30, 2011	December 31, 2010
Real estate mortgages
Construction, land development, and land	$ 13,886,724	$ 21,792,060
Residential 1 to 4 family	89,660,287	94,296,749
Commercial properties	111,668,960	102,578,171
Commercial	11,882,732	17,596,451
Consumer	1,694,321	1,720,966
	228,793,024	237,984,397
Allowance for loan losses	700,036	983,178
Loans, net	$ 228,092,988	$ 237,001,219

  Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans. Nonperforming assets are comprised of nonperforming loans combined with real estate acquired in foreclosure and held for sale. The following table details the composition of nonperforming assets:
	September 30,	December 31,
	2011	2010
Loans 90 days or more past due and still accruing
Real estate mortgages
Construction, land development, and land	$ -	$ -
Residential 1 to 4 family	124,355	-
Commercial properties	719,450	684,422
Commercial	-	-
Consumer	-	-
	843,805	684,422
Nonaccruing loans
Real estate mortgages
Construction, land development, and land	1,655,580	1,171,127
Residential 1 to 4 family	548,352	318,076
Commercial properties	1,089,239	2,610,204
Commercial	-	7,114
Consumer	-	-
	3,293,171	4,106,521

Total nonperforming loans	4,136,976	4,790,943
Other real estate owned	1,526,151	779,500
Total nonperforming assets	$ 5,663,127	$ 5,570,443

Interest not accrued on nonaccruing loans	$ 257,550	$ 156,805

Interest included in net income on nonaccruing loans,
year-to-date	$ -	$ 93,033

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)
4. Loans and Allowance for Loan Losses (continued)
The following is a schedule of transactions in the allowance for loan losses by type of loan. The Company did not acquire any loans with deteriorated credit quality during the periods presented.

Real estate mortgages
Construction
September 30, 2011	and Land	Residential	Commercial	Commercial	Consumer	Unallocated	Total
Beginning balance	$ 235,437	$ 50,602	$ 356,993	$ 194,946	$ 119,228	$ 25,972	$ 983,178
Loans charged off	(131,562)	(347,886)	(835,000)	(3,011)	(14,756)	-	(1,332,215)
Recoveries	39,071	300	-	410	4,892	-	44,673
Provision charged to operations	61,002	325,000	705,000	(16,878)	(52,252)	(17,472)	1,004,400
Ending balance	$ 203,948	$ 28,016	$ 226,993	$ 175,467	$ 57,112	$ 8,500	$ 700,036

Individually evaluated for impairment:
Balance in allowance	$ 46,088	$ 7,000	$ 15,000	$ -	$ -		$ 68,088
Related loan balance	$ 1,660,623	$ 571,457	$ 1,842,227	$ -	$ -		$ 4,074,307

Collectively evaluated for impairment:
Balance in allowance	$ 157,860	$ 21,016	$ 211,993	$ 175,467	$ 57,112	$ 8,500	$ 631,948
Related loan balance	$ 12,226,101	$ 89,088,830	$ 109,826,733	$ 11,882,732	$ 1,694,321		$ 224,718,717

December 31, 2010
Beginning balance	$ 145,262	$ 48,034	$ 2,192	$ 380,161	$ 53,638	$ 8,474	$ 637,761
Loans charged off	(100,000)	(190,093)	-	(354,854)	(52,935))	-	(697,882)
Recoveries	-	1,100	-	1,073	29,126	-	31,299
Provision charged to operations	190,175	191,561	354,801	168,566	89,399	17,498	1,012,000
Ending balance	$ 235,437	$ 50,602	$ 356,993	$ 194,946	$ 119,228	$ 25,972	$ 983,178

Individually evaluated for impairment:
Balance in allowance	$ -	$ -	$ 330,759	$ -	$ -		$ 330,759
Related loan balance	$ 1,171,127	$ 361,743	$ 2,566,537	$ 7,114	$ -		$ 4,106,521

Collectively evaluated for impairment:
Balance in allowance	$ 235,437	$ 50,602	$ 26,234	$ 194,946	$ 119,228	$ 25,972	$ 652,419
Related loan balance	$ 20,620,933	$ 93,935,006	$ 100,011,634	$ 17,589,337	$ 1,720,966		$ 233,877,876

September 30, 2010
Beginning balance	$ 145,262	$ 48,034	$ 2,192	$ 380,161	$ 53,638	$ 8,474	$ 637,761
Loans charged off	(100,000)	(190,093)	-	(353,251)	(45,866))	-	(689,210)
Recoveries	-	1,000	-	774	24,940	-	26,714
Provision charged to operations	124,950	149,985	199,945	145,116	13,943	19,561	653,500
Ending balance	$ 170,212	$ 8,926	$ 202,137	$ 172,800	$ 46,655	$ 28,035	$ 628,765

Individually evaluated for impairment:
Balance in allowance	$ -	$ -	$ 130,007	$ -	$ -		$ 130,007
Related loan balance	$ -	$ 380,632	$ 2,492,760	$	$		$ 2,873,392

Collectively evaluated for impairment:
Balance in allowance	$ 170,212	$ 8,926	$ 72,130	$ 172,800	$ 46,655	$ 28,035	$ 498,758
Related loan balance	$ 23,703,865	$ 95,390,216	$ 98,559,332	$ 16,397,917	$ 1,915,511		$ 235,966,841

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued))
4. Loans and Allowance for Loan Losses (continued)
    The table below shows the relationship of net charged-off loans and the balance in the allowance to gross loans and average loans.
Allowance for Loan Losses
	For nine months ended		For the year ended
	September 30		December 31
	2011	2010	2010

Net loans charged off	$ 1,287,542	$ 662,496	$ 666,583

Balance at end of period	$ 700,036	$ 628,765	$ 983,178

Gross loans outstanding at the end of the period	$ 228,793,024	$ 238,840,233	$ 237,984,397
Allowance for loan loses to gross loans
outstanding at the end of the period	0.31%	0.26%	0.41%

Average loans outstanding during the period	$ 235,721,580	$ 244,677,984	$ 244,189,000
Annualized net charge-offs as a percentage of
average loans outstanding during the period	0.73%	0.36%	0.27%
    Loans are considered past due when either principal or interest is not paid by the date on which payment is due. The following table is an analysis of past due loans by days past due and type of loan.
Age Analysis of Past Due Loans
			Greater than				> 90 Days
	30-59 Days	60-89 Days	90 Days	Total		Total	Past Due and
September 30, 2011	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Real Estate
Construction, land development,
and land	$ -	$ 666,260	$ 668,703	$ 1,334,963	12,551,761	13,886,724	$ -
Residential 1 to 4 family	1,190,294	369,264	426,761	1,986,319	87,673,968	89,660,287	124,355
Commercial properties	15,798	28,639	1,808,689	1,853,126	109,815,834	111,668,960	719,450
Commercial	54,862	-	-	54,862	11,827,870	11,882,732	-
Consumer	27,121	-	-	27,121	1,667,200	1,694,321	-
Total	$ 1,288,075	$ 1,064,163	$ 2,904,153	$ 5,256,391	$ 223,536,633	$ 228,793,024	$ 843,805

December 31, 2010
Real Estate
Construction, land development,
and land	$ 474,843	$ 234,719	$ 1,089,719	$ 1,799,281	$ 19,992,779	$ 21,792,060	$ -
Residential 1 to 4 family	1,390,288	336,134	-	1,726,422	92,570,327	94,296,749	-
Commercial properties	-	37,957	2,508,675	2,546,632	100,031,539	102,578,171	684,422
Commercial	103,759	7,114	-	110,873	17,485,578	17,596,451	-
Consumer	-	19,415	-	19,415	1,701,551	1,720,966	-
Total	$ 1,968,890	$ 635,339	$ 3,598,394	$ 6,202,623	$ 231,781,774	$ 237,984,397	$ 684,422

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

	Unpaid			Average
	Principal	Recorded	Related	Recorded
September 30, 2011	Balance	Investment	Allowance	Investment
With no related allowance recorded
Construction, land development, and land	$ 1,499,535	$ 1,499,535	$ -	$ 1,117,347
Residential 1 to 4 family	545,105	545,105	-	574,283
Commercial properties	1,753,738	1,753,738	-	2,113,473
With an allowance recorded
Construction, land development, and land	161,088	161,088	46,088	162,388
Residential 1 to 4 family	26,352	26,352	7,000	26,419
Commercial properties	88,488	88,488	15,000	87,884
Total:
Construction, land development, and land	1,660,623	1,660,623	46,088	1,279,735
Residential 1 to 4 family	571,457	571,457	7,000	600,702
Commercial properties	1,842,226	1,842,226	15,000	2,201,357
Total, all categories	$ 4,074,306	$ 4,074,306	$ 68,088	$ 4,081,794

December 31, 2010
With no related allowance recorded
Construction, land development, and land	$ 1,171,127	$ 1,171,127	$ -	$ 1,194,397
Residential 1 to 4 family	361,743	361,743	-	379,546
Commercial properties	88,488	88,488	-	93,244
Commercial	7,114	7,114	-	8,122
With an allowance recorded
Commercial properties	2,478,049	2,478,049	330,759	2,484,804
Total:
Construction, land development, and land	1,171,127	1,171,127	-	1,194,397
Residential 1 to 4 family	361,743	361,743	-	379,546
Commercial properties	2,566,537	2,566,537	330,759	2,578,048
Commercial	7,114	7,114	-	8,122
Total, all categories	$ 4,106,521	$ 4,106,521	$ 330,759	$ 4,160,113

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
	September 30, 2011	December 31, 2010
Real Estate Credit Risk Profile by Internally Assigned Grade
Construction, land development, and land
Pass	$ 7,498,446	$ 16,063,618
Substandard	4,732,698	4,557,315
Doubtful
Less than 90 days past due and accruing	-	761,189
Nonperforming: 90 days or more
past due and/or non-accruing	1,655,580	409,938
Total	$ 13,886,724	$ 21,792,060

Residential 1 to 4 family
Pass	$ 85,094,786	$ 90,393,936
Substandard	3,892,793	3,584,737
Doubtful
Less than 90 days past due and accruing	-	292,091
Nonperforming: 90 days or more
past due and/or non-accruing	672,708	25,985
Total	$ 89,660,287	$ 94,296,749

Commercial properties
Pass	$ 105,053,359	$ 95,620,813
Substandard	4,806,912	4,347,154
Doubtful
Less than 90 days past due and accruing	-	132,155
Nonperforming: 90 days or more
past due and/or non-accruing	1,808,689	2,478,049
Total	$ 111,668,960	$ 102,578,171

Commercial Credit Risk Profile by Internally Assigned Grade
Pass	$ 11,882,732	$ 17,589,337
Doubtful
Less than 90 days past due and accruing	-	7,114
Total	$ 11,882,732	$ 17,596,451

Consumer Credit Risk Profile by Internally Assigned Grade
Pass	$ 1,694,321	$ 1,720,966
Total	$ 1,694,321	$ 1,720,966

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)
4. Loans and Allowance for Loan Losses (continued)
    The modification of terms on a loan (restructuring) is considered a "troubled debt" restructuring if it is done to accommodate a borrower who is experiencing financial difficulties. The lender may forgive principal, lower the interest rate or payment amount, or may modify the payment due dates or maturity date of a loan for a troubled borrower.
    Troubled debt restructures as of September 30, 2011 were as follows:
			Paying as agreed	Past due
	Number of		under	30 days or more
	contracts	Current balance	modified terms	or non-accruing
September 30, 2011
Troubled Debt Restructurings
Real Estate
Construction, land development, and land	5	$ 906,392	$ 94,215	$ 812,177
Residential 1 to 4 family	13	2,897,188	2,277,089	620,099
Commercial properties	9	5,734,253	4,732,698	1,001,555
Total	27	$ 9,537,833	$ 7,104,002	$ 2,433,831

5. Loan commitments
    Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Outstanding loan commitments and letters of credit consist of:
	September 30, 2011	December 31, 2010
Loan commitments and lines of credit
Construction and land development	$ 1,094,504	$ 8,569,169
Other	23,940,666	21,164,229
	$ 25,035,170	$ 29,733,398

Standby letters of credit	$ 1,483,286	$ 1,590,367

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)
6. Assets Measured at Fair Value
    The Company values investment securities classified as available for sale on a recurring basis and other real estate acquired through foreclosure at fair value on a non-recurring basis. The fair value hierarchy established in the Financial Accounting Standards Board Codification Topic 820 titled Fair Value Measurements defines three input levels for fair value measurement. Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than those in Level 1. Level 3 is based on significant unobservable inputs. The Company values US Treasury securities, government agency securities, and an equity investment in an actively traded public utility under Level 1. Municipal debt securities, equity investments in community banks, and other real estate acquired through foreclosure are valued under Level 2. The Company has no assets measured at fair value on a recurring or non-recurring basis that are valued under Level 3 criteria. At September 30, 2011, values for available for sale investment securities and other real estate owned were established as follows:
	Total	Level 1 Inputs	Level 2 Inputs
Investment securities available for sale (recurring)
U.S. Treasury	$ 46,246,996	$ 46,246,996	$ -
State and municipal	292,969	-	292,969
Equity	1,958,424	359,480	1,598,944
Other real estate owned (non-recurring)	1,526,151	-	1,526,151
	$ 50,024,540	$ 46,606,476	$ 3,418,064

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

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)
7.  New accounting standards
    The following accounting pronouncements have been approved by the Financial Accounting Standards Board but had not become effective as of September 30, 2011, or were first effective in this reporting period. These pronouncements would apply to the Company if the Company or the Bank entered into an applicable activity.
    ASU No. 2011-02, "Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring." ASU 2011-02 provides further clarification as to when a loan modification or restructuring is considered a troubled debt restructuring (TDR) for the purpose of achieving more consistent application of U.S. GAAP for debt restructurings. In evaluating whether a restructuring constitutes a TDR, a creditor must conclude that 1) the restructuring constitutes a concession, and 2) the debtor is experiencing financial difficulties. The disclosures required by ASU No. 2011-02 apply to the first interim or annual period beginning after June 15, 2011, and are included in this report.
    ASU No. 2011-03, "Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements." ASU 2011-03 is designed to improve financial reporting of repurchase agreements and other agreements in which the transferor is both entitled and obligated to repurchase financial assets before their maturity. ASU 2011-03 modifies the assessment of effective control to remove criterion requiring the transferor to have the ability to repurchase the financial assets on substantially the agreed terms, even in the event of default by the transferee, and collateral maintenance guidance related to that criterion. ASU 2011-03 will be effective on January 1, 2012 and is not expected to have a significant impact on the Company’s financial statements. ASU 2011-04, "Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs." ASU 2011-04 amends Topic 820, "Fair Value Measurements and Disclosures," to bring consistency to fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.
    ASU 2011-05, "Comprehensive Income (Topic 220) - Presentation of Comprehensive Income." ASU 2011-05 amends Topic 220, "Comprehensive Income," to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also requires the presentation of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.
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
    The Company currently engages in no business other than owning and managing the Bank. The Bank employed 89 full time equivalent employees as of September 30, 2011. The Bank hires seasonal employees during the summer. The Company has no employees other than those hired by the Bank.
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

Financial Condition
    Total assets of the Company increased $22.3 million (5.50%) from December 31, 2010 to September 30, 2011. Combined deposits and customer repurchase agreements increased $19.0 million (5.74%) during the same period. Much of the deposit and asset growth from the previous year-end to the end of the third quarter stems from seasonal activity, which is further discussed in the section titled Liquidity.
    Average assets and average deposits increased $13.3 million and $14.1 million, respectively, from third quarter 2010 to third quarter 2011. Management believes that some of the year-to-year growth in deposits results from continuing market instability as a prolonged general economic recession is followed by a sluggish recovery. Consumers often seek the safety of conservatively run community banks when the stock market suffers a significant downturn. Increased deposit insurance limits also give customers a greater sense of security in bank deposits.
Loan Portfolio
    The Company makes loans to customers located primarily in the Delmarva region. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region. Since late 2008, the local and regional economies have been adversely affected by a recession of national and international reach. Although economists consider that the recession ended in mid-2009, the Bank continues to experience higher than usual loan delinquencies and losses due to trailing effects of the recession and the slow pace of recovery.
    During the first nine months of 2011, the Bank’s gross loan portfolio has dropped by $9.2 million (3.86%). It is typical for the Bank to experience growth in both deposits and loans by the end of the second quarter. By late June, many seasonal merchants have drawn on their working capital lines of credit and, if the tourist season is successful, they are experiencing increased sales. Throughout the third quarter, seasonal merchants pay down their lines of credit. Due to the challenges of the current economy, management has been proactive in monitoring the repayment of seasonal lines. During the third quarter of 2011, the loan portfolio was reduced by more than $2 million by loans charged-off and transferred to Other Real Estate Owned. Replenishment of the portfolio has slowed as demand for new credit has fallen off due to the depressed economy and the challenges of competing with low rates offered by other lenders.
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
    Management believes that in a general economic downturn, such as the region has experienced since mid-2008, the Bank has an increased likelihood of loss in unsecured loans - commercial and consumer, and in secured consumer loans. Reserves for these segments of the portfolio are included in the formula-based portion of the ALLL. As of September 30, 2011, management reserved 130 bp against all unsecured loans, and consumer loans secured by other than real estate. This reserve level has been increased steadily over the past two years in recognition of the prolonged economic challenges in our service area. Additionally, management reserved 10% against overdrawn checking accounts which are a distinct high risk category of unsecured loan. The Bank does not offer an approved overdraft loan product, so all overdrawn deposit balances result from unauthorized presentment of items against insufficient funds.
    Borrowers whose cash flow is impaired as a result of prevailing economic conditions have also experienced depressed real estate values. Management recognizes that the combination of these circumstances – reduced revenue and depressed collateral values, may increase the likelihood of loss in the Bank’s real estate secured loan portfolio. Management closely monitors conditions that might indicate deterioration of collateral value on significant loans and, when possible, obtains additional collateral as required to limit the Bank’s loss exposure. The Bank foreclosed on commercial and consumer mortgage loans during 2009, 2010, and 2011. Foreclosures may result in loan losses, costs to hold real estate acquired in foreclosure, and losses on the sale of real estate acquired in foreclosure. While management is unable to predict the financial consequences of future foreclosure activity, provision for loss on likely loan foreclosures is included in specific reserves in the ALLL.
    Historically, the absence or improper execution of a document has not resulted in a loss to the Bank, however, management recognizes that the Bank’s loss exposure is increased until a critical contract or collateral documentation exception is cured. At September 30, 2011, Management reserved 10 bp against the outstanding balances of loans identified as having critical documentation exceptions.
    The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level management has determined to be appropriate. The allowance is increased by current period provisions and by recoveries of amounts previously charged-off. The allowance is decreased when loans are charged-off as losses, which occurs when they are deemed to be uncollectible. Adjustments made to bring the balance in the allowance to the level established by management may result in an increase or decrease to expense. Provisions for loan losses of $55,500 and $1,004,400 were made for the third quarter of 2011 and year-to-date, respectively. This compares to provisions for loan losses of $52,500 and $653,500 for the comparable periods in 2010. The year-to-date increase in the provision for loan loss reflects the consequences of the current economy. During this slow recovery period, borrowers continue to suffer personal and professional financial hardship, increasing the likelihood of loss on previously performing loans. As Management identifies loans with heightened loss potential, a provision for those losses is recorded.
    Management considers the September 30, 2011 allowance appropriate and adequate to absorb identified and inherent losses in the loan portfolio. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. As of September 30, 2011, management had identified one loan with a balance of $316 which is anticipated to be wholly charged-off within the next 12 months.
    The Bank experienced net charge-offs of $298,442 and $1,306,298 in the third quarters of 2010 and 2011, respectively, and net charge-offs of $662,496 and $1,287,542 in 2010 and 2011 years to date, respectively. During the third quarter of 2011, expected losses on non-accruing collateral-dependent loans were recorded. Management had previously provided for these losses though specific reserves. Management believes that additional loan losses may occur in 2011. See Note 4 for a schedule of transactions in the allowance for loan losses.
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

    Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans. Nonperforming assets are comprised of nonperforming loans combined with real estate acquired in foreclosure and held for sale (OREO). Nonperforming assets increased $873,819 (1.57%) from December 31, 2010 to September 30, 2011. Levels of nonaccrual loans and loans past due 90 days or more and still accruing are stable. Management monitors the accruing loans in this category closely to assure that collateral is sufficient to fully discharge the debt to the Bank. OREO increased due to a single property on which the borrower relinquished the deed in lieu of a foreclosure. There are two properties held as OREO. See Note 4 for additional information about nonperforming assets.
    Loans are considered impaired when, based on current information, management considers it unlikely that collection of principal and interest payments will be made according to contractual terms. A performing loan may be categorized as impaired based on knowledge of circumstances that are deemed relevant to loan collection, including the deterioration of the borrower’s financial condition or devaluation of collateral. Not all impaired lands are past due not are losses expected for every impaired loan.
    Impaired loans may have specific reserves, or valuation allowances, allocated to them in the ALLL. Estimates of loss reserves on impaired loans may be determined based on any of the three following measurement methods which conform to authoritative accounting guidance: (1) the present value of future cash flows, (2) the fair value of collateral, if repayment of the loan is expected to be provided by underlying collateral, or (3) the loan’s observable fair value. The Bank selects and applies, on a loan-by-loan basis, the appropriate valuation method. Loans determined to be impaired, but for which no specific valuation allowance is made because management believes the loan is secured with adequate collateral or the Bank will not take a loss on such loan, are grouped with other homogeneous loans for evaluation under formula-based criteria described previously. Impaired loans including nonaccruing loans totaled $4,074,306 and $4,106,521, at September 30, 2011, and December 31, 2010, respectively. See Note 4 for additional information about impaired loans.
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
    Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits and retail repurchase agreements were 51.19% for the third quarter of 2011 compared to 46.06% for the same quarter of 2010.
    The Company has available lines of credit, including overnight federal funds and reverse repurchase agreements, totaling $28,000,000 as of September 30, 2011.
    Average net loans to average deposits were 67.09% versus 72.94% as of September 30, 2011 and 2010, respectively. Average net loans decreased by 4.13% while average deposits grew by 4.22%. Reductions in the loan portfolio result from low demand and completion for loans. Reductions in the loan portfolio result in increased investment in debt securities or federal funds sold. These investment vehicles are less profitable than loans. The Company will not lower its credit underwriting standards to bolster loan volume, as it considers that the longer term risk does not justify the risk of more aggressive lending. Average deposit balance increases occurred in non-interest and interest-bearing accounts, except time deposits which dropped 5.19%. Management believes that this indicates that depositors are migrating to more liquid types of accounts in order to be able to invest at higher rates should they become available. Neither changes in deposit portfolio composition nor the decrease in outstanding loan balances has a negative impact on the Company’s ability to meet liquidity demands.

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
    As of September 30, 2011, the Company was cumulatively asset-sensitive for all time horizons. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Results of Operations
    Net income for the three months ended September 30, 2011, was $1,321,612 ($.44 per share), compared to $1,449,360 ($.48 per share) for the same quarter of 2010, resulting in a decrease of $127,748 or 8.81%. Year to date net income has decreased $750,412 ($.25 per share) from $4,238,126 ($1.41 per share) in 2010 to $3,487,714 ($1.16 per share) in 2011. The key components of net income are discussed in the following paragraphs.
    For the third quarter of 2011 compared to 2010, net interest income decreased $163,217 (4.24%). Net interest income decreased $341,427 (2.92%) in the first nine months of 2011 compared to the same period in 2010. The decrease in interest and dividend revenue continues a multi-year trend primarily attributable to extremely low market rates. In 2009, immediately repricable assets such as federal funds sold saw dramatic revenue declines. Fed funds rates have remained at hose historically low rates since then. During 2010 and 2011, the gradual downward repricing of debt securities and certificates of deposit in other banks has caused further erosion of revenues. To offset interest revenue decreases, management has gradually lowered deposit rates throughout 2009 to present. Interest expense decreased in the third quarter of 2011 by $153,888 (31.75%) relative to the comparable period last year primarily due to lower rates on time deposits. For the year to date, interest expense is down $378,698 (25.47%) relative to last year.
    The Company’s net interest income is one of the most important factors in evaluating its financial performance. Management uses interest rate sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease one hundred basis points, and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience a decrease of approximately 5.0% in net interest income. Conversely, if prime were to increase one hundred basis points, and all assets and liabilities maturing within that period were fully adjusted for the rate change, the Company would experience an increase in net interest income of the same percentage. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management’s reaction to this rate change would be to reprice its loans or deposits or both.

    The tax-equivalent quarterly yield on interest-earning assets decreased by 47 basis points from 4.60% for third quarter 2010 to 4.13% in 2011. The quarterly yield on interest-bearing liabilities decreased by 25 basis points from .76% in 2010 to .51% in 2011. These shifts contribute to a decrease in net margin on interest-earning assets of 31 basis points.
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

Average Balances, Interest, and Yields
	For the quarter ended			For the quarter ended
	September 30, 2011			September 30, 2010
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield

Assets
Federal funds sold	$ 51,712,959	$ 14,390	0.11%	$ 40,193,477	$ 17,969	0.18%
Interest-bearing deposits	9,860,269	15,011	0.60%	9,830,702	12,618	0.51%
Investment securities	99,104,227	287,741	1.15%	85,785,352	319,144	1.48%
Loans, net of allowance	233,798,058	3,784,852	6.42%	243,879,944	4,054,827	6.60%
Total interest-earning assets	394,475,513	4,101,994	4.13%	379,689,475	4,404,558	4.60%
Noninterest-bearing cash	20,466,110			21,567,998
Other assets	15,271,553			15,620,477
Total assets	$ 430,213,176			$ 416,877,950

Liabilities and Stockholders' Equity
Interest-bearing deposits
NOW	$ 61,963,239	38,869	0.25%	$ 58,830,531	59,925	0.40%
Money market	47,559,004	50,148	0.42%	39,344,234	49,089	0.50%
Savings	51,119,456	34,079	0.26%	48,572,626	52,798	0.43%
Other time	91,512,503	201,045	0.87%	99,842,805	313,283	1.24%
Total interest-bearing deposits	252,154,202	324,141	0.51%	246,590,196	475,095	0.76%
Securities sold under agreements to repurchase & federal funds purchased	5,370,475	6,712	0.50%	7,311,711	9,153	0.50%
Borrowed funds	-	-		30,727	493	6.37%
Total interest-bearing liabilities	257,524,677	330,853	0.51%	253,932,634	484,741	0.76%
Noninterest-bearing deposits	96,315,801			87,778,354
	353,840,478	330,853	0.37%	341,710,988	484,741	0.56%
Other liabilities	73,900			628,646
Stockholders' equity	76,298,798			74,538,316
Total liabilities and
stockholders' equity	$ 430,213,176			$ 416,877,950
Net interest spread			3.62%			3.84%
Net interest income		$ 3,771,141			$ 3,919,817
Net margin on interest-earning assets			3.79%			4.10%

Tax equivalent adjustment in:
Investment income		$ 45,479			$ 27,561
Loan income		$ 40,902			$ 44,279

    Provisions for loan losses of $55,500 and $52,500 were recorded during the third quarter of 2011 and 2010, respectively. Provisions for loan losses of $1,004,400 and $653,500 were recorded for the nine months ending September 30, 2011 and 2010, respectively. Net loans charged-off were $1,287,542 and $662,496 during the first nine months of 2011 and 2010, respectively. Management attributes the continued loan losses to the generally poor state of the economy which has had an adverse effect on certain borrowing customers. See Loan Quality and the Allowance for Loan Losses for a discussion of the provision for loan losses.
    Noninterest revenue for the third quarter of 2011 is $28,548 (5.45%) lower than the comparable period last year. Noninterest revenue for the year-to-date is $495,986 (27.72%) less than last year. The variance for the year-to-date is mainly due to non-recurring gains in 2010 from the sale of old coins with high precious metal content and from the sale of real property to the State of Delaware for road expansion and related right of ways, coupled with write-downs due to the other than temporary impairment (OTTI) of investment values in 2011of equity investments in bank stocks.
    Non-interest expense for the third quarter of 2011 is $1,233 (.06%) higher than the comparable period last year, including a $51,178 reduction in FDIC deposit insurance premiums. Non-interest expense for the year-to-date is $28,099 (.46%) higher than last year, including a $96,480 increase in employees benefits attributable to higher group insurance costs, and a $47,252 decrease in FDIC premiums.
    Income taxes for the nine months ended September 30, 2010 are $466,000 (19.03%) lower than the same period last year, on a pre-tax income decrease of $1,216,412 (18.19%).
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
Capital Resources and Adequacy
    Total stockholders’ equity increased $3,487,586 from December 31, 2010 to September 30, 2011. This increase is attributable to comprehensive income recorded during the period, as detailed in Note 2 of the Notes to Financial Statements, less the cost to repurchase shares of $9,890.
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
    Tier one risk-based capital ratios of the Company as of September 30, 2011 and December 31, 2010 were 35.1% and 33.0%, respectively. Both are substantially in excess of regulatory minimum requirements.

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
    At September 30, 2011, the Company’s interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 24.55%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.
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
    The Company’s management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011. Based on that evaluation, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.
Changes in Internal Controls
    During the quarter ended on the date of this report, there were no significant changes in the Company’s internal control over financial reporting that have had or are reasonably likely to have a material effect on the Company’s internal control over financial reporting. As of September 30, 2011, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s internal controls over financial reporting are effective.

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
			(c) Total number	(d) Maximum number
	(a) Total	(b) Average	of Shares Purchased	of Shares that may
	Number	Price Paid	as Part of a Publicly	yet be Purchased
Period	of Shares	per Share	Announced Program	Under the Program
July	-	-	-	0
August	-	-	-	0
September*				300,050
September	430	23.00	430	299,620
Totals	430	23.00	430

* Reinstatement of program
    Company publicly announced on August 14, 2003, that it would repurchase up to 10% of its outstanding equity stock at that time. As of January 1, 2005, and again on May 18, 2007, this plan was renewed by public announcement, making up to 10% of the Company’s outstanding equity stock available for repurchase at the time of each renewal. On January 13, 2010, as part of its capital planning, the Board of Directors voted to temporarily suspend the stock buy-back program. On February 9, 2011, the Board of Directors voted to suspend this program indefinitely. On September 14, 2011, the Board reinstated this program and the Company announced publicly that it would repurchase up to 10% of its outstanding equity stock at that time.
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
	2011		2010
Sales price per share	High	Low	High	Low
First quarter	$ 34.00	$ 26.50	$ 36.00	$ 32.00
Second quarter	$ 28.50	$ 26.00	$ 42.00	$ 29.00
Third quarter	$ 32.00	$ 21.00	$ 42.00	$ 29.00
Fourth quarter			$ 40.00	$ 26.00
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
Date: October 31, 2011
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
Calvin B. Taylor Bankshares, Inc.
Date: October 31, 2011
By: /s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial and Accounting Officer)

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

Calvin B. Taylor Bankshares, Inc.
Date: October 31, 2011
By: /s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer
By: /s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial and Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calvin B. Taylor Bankshares, Inc.
Date: October 31, 2011
By: /s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer
By: /s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial and Accounting Officer)