Form 10-K
period 2011-12-31
TAYLOR CALVIN B BANKSHARES INC
filed 2012-03-07
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
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
Yes ____ No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X] No ____

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____                                                                                     Accelerated filer [X]
Non- accelerated filer ____ (Do not check if a smaller reporting company)     Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ____ No [ X ]

The aggregate market value of the Common Stock, all of which has voting rights, held by non-affiliates of the registrant on December 31, 2011, was $65,824,768. This calculation is based upon the last price known to the registrant at which its Common Stock was sold as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2011, the last known sale price was $26.75 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

On February 29, 2012, 2,995,723 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Company's Proxy Statement for Annual Meeting of Stockholders to be held on May 9, 2012, is incorporated by reference in this Form 10-K in Part I, Item 1, Part III, Items 10, 11, 12, 13, and 14. The Company's Annual Report to Stockholders for the year ended December 31, 2011, pages 1 through 27, are incorporated by reference in this Form 10-K in Part II~~,~~ Item 8. Financial Statements and Supplementary Data.

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
    Much of the Bank’s service area is located along the shores of the Atlantic Ocean and has grown as both a resort and a retirement community. The principal components of the economy are tourism and agriculture. Berlin has a strong component of health-care related businesses. Tourism businesses of coastal Maryland and Delaware, local and state governments, and health-care facilities in Berlin, Maryland (including Berlin Nursing Home and Atlantic General Hospital) are among the largest employers in the counties.

Banking Products and Services
    The Bank offers a full range of deposit services including checking, NOW, Money Market, and savings accounts, and time deposits including certificates of deposit. The transaction, savings, and certificate of deposit accounts are tailored to the Bank’s principal market areas at rates competitive with those offered in the area. The Bank also offers Individual Retirement Accounts (IRA), Health Savings Accounts, and Education Savings Accounts. All deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to the maximum amount allowed by law. The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities. The Bank offers individual customers up to $50 million in FDIC insured deposits through the Certificate of Deposit Account Registry Services® (CDARS).
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
    Other bank services include cash management services, 24-hour ATM’s, debit cards, safe deposit boxes, direct deposit of payroll and social security funds, and automatic drafts for various accounts. The Bank offers bank-by-phone and Internet banking services, including electronic bill-payment, as well as electronic statement delivery to both commercial and retail customers. The Bank’s commercial customers can subscribe to a remote capture service that enables them to electronically capture check images and make on-line deposits. The Bank also offers non-deposit products including retail repurchase agreements.

Competition
    The Company and the Bank face strong competition in all areas of operations. The competition comes from entities operating in Worcester County, Maryland and Sussex County, Delaware and neighboring counties and includes branches of some of the largest banks in Maryland, Delaware, and Virginia. Its most direct competition for deposits comes from other commercial banks, savings and loan associations, and credit unions operating in its service areas. The Bank also competes for deposits with money market mutual funds and corporate and government securities. The Bank competes for loans with the same banking entities, as well as mortgage banking companies and other institutional lenders. The competition for loans varies from time to time depending on factors including, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market, and other factors which are not readily predictable.
    The Bank employs traditional marketing media including local newspapers and radio, to attract new customers. Bank officers, directors, and employees are active in numerous community organizations and participate in community-based events. These activities and referrals by satisfied customers result in new business.

Employees
    As of December 31, 2011, the Bank employed 88 full-time equivalent employees. The Company's operations are conducted through the Bank. Consequently, the Company does not have separate employees. None of the employees of the Bank are represented by any collective bargaining unit. The Bank considers its relations with its employees to be good.

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

Recent Economic and Legislative Developments
    The wave of financial institution failures that began in late 2008 has continued through 2011. Securitization of subprime, adjustable rate mortgage loans originated in the United States has been cited as contributing to a global economic recession. Other contributory factors include a pool of investors willing to tolerate the risks attached to high yield mortgage backed securities, complex investment products that were not understood by investors or auditors/examiners, and inadequate oversight. Although neither the Company nor the Bank originated or invested in subprime loans, the economic downturn has affected their ability to invest profitably and the ability of some customers to repay their loans.
    The Federal Reserve Open Market Committee (FOMC) reduced the federal funds rate from 4.25% at the beginning of 2008 to a range of 0.00% to 0.25% at the end of 2008. This rate has remained through 2011 and the FOMC has recently indicated that the fed funds rate will remain at this low level through late 2014. Other short-term investments have experienced similar declines. The impact on the Company is reduced interest revenues and yields on federal funds sold, debt securities, and certificates of deposit in other banks. This generally low rate environment has also driven down yields on loans.
    In the most stable economic times, the Company cannot reliably predict the effect of changing government policies on earnings, or loan and deposit levels. The impact on future results of operation of the Company and the Bank due to turbulent economic times are uncertain. Management expects this pattern of lower net interest income and higher fees associated with loan collection to continue through 2012.

The Dodd-Frank Act
    On July 21, 2010, financial regulatory reform legislation entitled The "Dodd-Frank Wall Street Reform and Consumer Protection Act" (the "Dodd-Frank Act") was signed into law. It implements changes in financial institution regulations that include:
    . Creation of the Consumer Financial Protection Bureau with responsibility for implementing, examining and enforcing compliance with federal consumer financial laws.
    . Changes to the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, elimination of the cap on the size of the Deposit Insurance Fund ("DIF") and an increase to the lowest level permissible for the DIF.
    . Provision of unlimited federal deposit insurance for non-interest bearing demand transaction accounts in insured depository institutions until December 31, 2012.
    . Repeal of the federal regulations prohibiting the payment of interest on demand deposit accounts of businesses depositors.
    . Amendment of the Electronic Fund Transfer Act ("EFTA") to authorize the Federal Reserve to issue rules governing interchange fees charged for debit card transactions for card issuers having assets over $10 billion, and giving Federal Reserve enforcement power over a new requirement that these fees be reasonable and proportional to the actual cost of the transaction to the issuer.
      On February 7, 2011, the FDIC approved a final rule on Deposit Insurance Assessments, Dividends, Assessment Base and Large Bank Pricing which implemented changes to the assessment system as promulgated by the Dodd-Frank Act. The final rule was effective April 1, 2011. Refer to "Deposit Insurance" below for further discussion.
    Effective August 21, 2011, the Federal Reserve Board repealed Regulation Q which prohibited the payment of interest on demand deposits accounts of business depositors. Due to the historically low interest rate environment there was no adverse impact to the Company and the Bank.
    On October 1, 2011, the Federal Reserve Board debit card interchange rates rule became effective for institutions with assets in excess of $10 billion. Although the Bank does not have assets in excess of $10 billion, it is anticipated that over time smaller community banks may be forced to match the fee reductions of larger institutions with which they compete. Therefore, Management anticipates revenues could be adversely impacted by the reduction of interchange fees.
    The full impact of the Dodd-Frank Act to the Company and the Bank cannot be determined at this time due to the complexity of the implementation of the legislation, ongoing political debate of its affects, and possible changes in community banking practices and markets. Due to the ongoing implementation of various rules from the Dodd-Frank Act over the coming years Management anticipates an increase in overall compliance costs.

The Company
Bank Holding Company Act of 1956
    The Company is a bank holding company within the meaning of the Federal Bank Holding Company Act of 1956 ( BHCA). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the Bank’s activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its bank subsidiary, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing and controlling banks as to be a proper incident thereto.
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

Gramm-Leach-Bliley Act
    The Gramm-Leach-Bliley Act (also known as the Financial Services Modernization Act) was signed into law in 1999. Among other things, the Act repeals the restriction contained in the Glass-Steagall Act, on banks affiliating with securities firms. The Act permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities. The Act is intended to grant certain powers to community banks that larger institutions have accumulated on an ad hoc basis. The Act also required banks to provide notice to customers describing the bank’s policies regarding the sharing of nonpublic personal information with non-affiliated third parties. While it is not possible to determine the full effect that the Act has had on the Company and the Bank, one certain consequence of the Act is the increased cost of compliance with required disclosures. Additionally, the Bank may experience increased competition from larger institutions and other types of companies.

Securities Exchange Act of 1934
    The Company’s common stock is registered with the Securities and Exchange Commission (SEC) under Section 12(g) of the Securities Exchange Act of 1934 (the Securities Act). The Company is, therefore, subject to periodic and ad hoc information reporting, proxy solicitation rules, restrictions on insider trading, and other requirements of the Act. The Dodd-Frank Act amended the Securities Act requiring that shareholders be provided the opportunity to submit advisory votes on executive compensation. The Company incorporated this requirement in its 2011 Proxy.

Sarbanes-Oxley Act
    The Sarbanes-Oxley Act (SOX) of 2002 imposed additional disclosure requirements in the Company’s reports filed with the SEC related to establishing and maintaining adequate internal control structure and procedures and assessing their effectiveness at the end of each fiscal year. SOX and SEC’s implementing regulations defined new standards of independence for insiders, provided guidance for certain Board committees including the composition of those committees, and established corporate governance requirements.

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

Transactions With Affiliates and Insiders
    The Bank is subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investment in, or certain other transactions with affiliated companies, and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. In addition, each covered transaction must meet specific collateral requirements. The Bank is also subject to Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.
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

Community Reinvestment Act
    The Community Reinvestment Act requires that the Bank shall be evaluated by its primary federal regulator with respect to its record in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with safe and sound operations. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The Bank received a satisfactory performance rating from the FDIC based on its most recent evaluation.

The Bank Secrecy Act and USA Patriot Act
    The Bank Secrecy Act of 1970 (BSA) requires financial institutions to assist federal agencies to detect, deter, and prevent money laundering by filing and/or maintaining reports of large cash transactions or other suspicious transactions involving cash and establishing anti-money laundering programs and compliance procedures. BSA is also referred to as anti-money laundering law as it is designed to detect money laundering, tax evasion, or other criminal activities.
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

Deposit Insurance
    The FDIC establishes rates for the payment of deposit insurance premiums by federally insured banks and thrifts. The Deposit Insurance Fund (DIF) is maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. The Federal Deposit Insurance Reform Act of 2005 creates a revised deposit insurance assessment rate structure, effective January 1, 2007. Under this system, assessment rates are based on Risk Categories as determined by a combination of CAMELS (Capital adequacy, Asset quality, Management, Earnings, Liquidity, Sensitivity to market risk) component ratings and financial ratios. In addition to the amount paid for deposit insurance, banks are assessed an additional amount to service the interest on the bond obligations of the Financial Corporation (FICO). Any increase in deposit insurance premiums for the Bank will increase the Bank’s operating expenses, and there can be no assurance that such costs can be passed on to the Bank’s customers.
    During 2009, as a consequence of recent bank and thrift failures, the DIF fell below target levels. FDIC replenished the fund in mid-2009 by levying a special assessment on insured depository institutions. This special assessment was expensed in the second quarter of 2009. Late in 2009, additional DIF replenishment was achieved by FDIC collecting prepaid insurance premiums from insured depository institutions in an amount calculated to cover premiums for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The prepaid amount was paid in December 2009 and is being expensed in the periods to which it applies.
    The Dodd-Frank Act changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, elimination of the cap on the size of the Deposit Insurance Fund ("DIF") and an increase to the lowest level permissible for the DIF. The final rule implementing the change in assessment base was effective April 1, 2011 and has resulted in a decrease to the Bank’s federal deposit insurance assessment going forward. Due to the differences between the assessment base at the time of the prepayment and as determined under the final rule the Bank expects to have an excess prepaid amount at the end of 2012. Guidance has not been issued by the FDIC to clarify if this amount will be refunded or remain prepaid for periods beyond 2012.

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
    In addition to the availability of funds from the Bank, the future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, growth opportunities, and general business conditions. The amount of dividends that might be declared in the future presently cannot be estimated and it cannot be known whether such dividends would continue for future periods.

Capital Regulations
    The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, account for off-balance sheet exposure, and minimize disincentives for holding liquid assets. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums.
    Current guidelines require bank holding companies and federally regulated banks to maintain a minimum ratio of total risk-based capital to risk-weighted assets equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders' equity before the unrealized gains and losses on securities available for sale, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles, and excludes the allowance for loan losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan losses up to 1.25% of risk-weighted assets. Total capital is the sum of Tier 1 plus Tier 2 capital. The federal bank regulatory authorities have also implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 4%, but most institutions are required to maintain an additional cushion of at least 200 basis points.
    FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories for compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2011, the Company and the Bank were qualified as "well capitalized." For further discussions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Capital."

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
    The following are descriptions of the significant categories of risk most relevant to the Company. The risks described below are not the only ones that apply to the Company. Management may not be aware of some risks and may judge others to be unlikely to have a material effect on the Company or the Bank. In the opinion of management, there has been no material increase in any level of risk incurred by the Company or the Bank during the period covered by this report.

The Company may be adversely affected by conditions in the economy and financial markets.
     The Company’s asset quality and earnings are affected by general economic conditions. The Company relies on loan demand to generate earning assets that are the source of most of its revenues. The banking industry continues to endure adverse consequences of the regional and national economic recession which began in 2008. Borrowing customers have experienced both loss of income and declines in the value of their homes and businesses. As borrowers experience hardships that affect their ability to repay loans, the Bank experiences atypically high delinquencies, loan charge-offs, collateral repossessions, and mortgage foreclosures.
    Management expects unfavorable market conditions to continue to depress earnings for at least another year resulting in slower than usual growth in capital.

The Company is exposed to lending risks including those related to asset quality and regulatory compliance.
    The primary source of revenue for the Company and the Bank is lending. During the ongoing economic downturn which began in 2008, the Company has suffered historically high levels of delinquencies, troubled debt restructurings, and loan losses. Management expects continued high levels of delinquencies and loan losses to continue through 2012. For further discussion, see the section of Management's Discussion and Analysis of Financial Condition and Results of Operation titled Composition of the Loan Portfolio.
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
     The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest expense incurred on interest-bearing sources of funds, such as deposits and borrowings. Monetary policy and actions of the Board of Governors of the Federal Reserve System exert strong influence over the rates the Company can earn on loans or investment securities. Competitive pressures also factor into the rates the company pays on deposits or other borrowings. If the rates on interest-bearing deposits and other borrowings increase faster than the rates on loans and investments, the result could be a decline in earnings. The same result could occur if rates on loans and investments fall faster than rates on deposits and other borrowings. For further discussion, see the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operation.

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
    The Company’s Strategic Plan is general in nature, emphasizing customer service and profitability as its mission and profitability as its primary objective. The Plan mentions basic loan underwriting criteria as a foundation for asset quality. It includes sections on management succession and community involvement. If the plan is misdirected or improperly implemented, the Company’s earnings or capital may be adversely affected.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    The Company's Articles of Incorporation, as amended, authorize it to issue up to 10,000,000 shares of common stock. As of February 29, 2012 there were approximately 1,033 stockholders of record and 2,995,723 shares of Common Stock issued and outstanding. All outstanding shares of common stock of the Company are entitled to share equally in dividends from funds legally available, when, as, and if declared by the Board of Directors. The Company paid or declared dividends of $.92 per share in 2011, $.91 per share in 2010, and $.90 per share in 2009.
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

	2011		2010
Sales price per share	High	Low	High	Low
First quarter	$ 34.00	$ 26.50	$ 36.00	$ 32.00
Second quarter	$ 28.50	$ 26.00	$ 42.00	$ 29.00
Third quarter	$ 32.00	$ 21.00	$ 42.00	$ 29.00
Fourth quarter	$ 25.50	$ 22.10	$ 40.00	$ 26.00

    The Company publicly announced on August 14, 2003, that it would repurchase up to 10% of its outstanding equity stock at that time. As of January 1, 2005, and again on May 18, 2007, this plan was renewed by public announcement, making up to 10% of the Company’s outstanding equity stock available for repurchase at the time of each renewal. On January 13, 2010 and again on February 9, 2011, as part of its capital planning, the Board of Directors voted to suspend the stock buy-back program. On September 14, 2011, the Board reinstated this program and the Company publicly announced that it would repurchase up to 10% of its outstanding equity at that time (300,050 shares).
    There is no set expiration date for this program. No other stock repurchase plan or program existed or exists simultaneously, nor has any other plan or program expired during the period covered by this table. Common shares repurchased under this plan are retired. From its inception through December 31, 2011, 243,677 shares were retired under this program with 4,185 of those shares being retired during 2011. As of December 31, 2011, 295,865 shares are available to repurchase under the reinstated program announced on September 14, 2011.

Item 6. Selected Financial Data

The following table presents selected financial data for the five years ended December 31, 2011.

	2011	2010	2009	2008	2007
	(Dollars in thousands, except for per share data)
At Year End
Total assets	$416,228	$406,148	$393,528	$372,603	$369,146
Total deposits	$336,057	$326,778	$312,648	$292,459	$288,944
Total loans, net of unearned income and
allowance for loan losses	$227,534	$237,001	$240,062	$241,431	$238,076
Total stockholders' equity	$75,723	$74,195	$72,278	$72,283	$74,476
Common shares issued and outstanding	2,996,323	3,000,508	3,000,508	3,048,397	3,102,510

For the Year
Average total assets	$413,811	$401,060	$386,038	$366,900	$372,006
Average stockholders' equity	$75,753	$73,733	$71,898	$73,726	$72,569
Net interest income	$14,927	$15,377	$15,360	$15,978	$17,032
Net income	$4,619	$5,197	$5,110	$6,059	$7,297
Cash dividend	$2,759	$2,730	$2,704	$6,566	$2,485

Per share data
Book value	$25.27	$24.73	$24.09	$23.71	$24.01
Net income	$1.54	$1.73	$1.69	$1.97	$2.33
Cash dividends declared	$0.92	$0.91	$0.90	$2.15	$0.80

Other ratios
Return on average assets	1.12%	1.30%	1.32%	1.65%	1.96%
Return on average equity	6.10%	7.05%	7.11%	8.22%	10.05%
Dividend payout ratio	59.74%	52.60%	53.25%	109.14%	34.33%
Average equity to average assets ratio	18.31%	18.38%	18.62%	20.09%	19.51%

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

Overview
    Consolidated income of the Company is derived primarily from operations of the Bank. Net income for 2011 was $4,618,511 compared to $5,196,779 for 2010, and $5,109,609 for 2009. The Company had a return on average equity of 6.10% and return on average assets of 1.12% for 2011, compared to returns on average equity of 7.05% and 7.11%, and returns on average assets of 1.30% and 1.32%, for 2010 and 2009, respectively.

Results of Operations
    The Company’s net income of $4,618,511, or $1.54 per share, for the year ended December 31, 2011, was a decrease of $578,268 (11.13%) from net income of $5,196,779, or $1.73 per share, for the year ended December 31, 2010. Contributing to this was a $449,214 decrease in net interest income, a $364,957 decrease in noninterest revenue, an increase of $115,300 in provision for loan losses, and an increase of $35,497 in noninterest expenses. These factors are discussed further in the following pages.
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
    The Company’s net income of $1,130,629 or $.38 per share, for the quarter ended December 31, 2011, increased by $171,975 (17.94%) from the net income of $958,654 or $.32 per share, for the quarter ended December 31, 2010. The primary reason for the increase was a lower provision for loan losses, which decreased $235,600 from fourth quarter 2010 to 2011.
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
    The key performance measure for net interest income is the "net margin on interest-earning assets," or net interest income divided by average interest-earning assets. The Company's net interest margin for 2011 on a non-GAAP tax-equivalent basis was 3.99%, compared to 4.26% and 4.38% for 2010 and 2009, respectively. Because most of the Bank’s loans are written with a demand feature, the income of the Bank should not change dramatically as interest rates change. Management of the Company expects to maintain the net margin on interest-earning assets. The net margin may decline, however, if competition increases, loan demand decreases, the volume of nonaccruing loans increases, or the cost of funds rises faster than the return on loans and securities. Although such expectations are based on management's judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management's expectations cannot be assured. The Bank’s historically high levels of nonaccruing loans are one of the adverse consequences of a prolonged economic downturn during which many borrowers have experienced financial distress.
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

	Average Balances, Interest, and Yields
	(Dollars stated in thousands)
	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2011			December 31, 2010			December 31, 2009
	Average			Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$ 37,803	$ 47	0.12%	$ 35,853	$ 66	0.18%	$ 33,355	$ 67	0.20%
Interest-bearing deposits	10,259	58	0.57%	9,582	58	0.61%	12,227	158	1.30%
Investment securities:
U. S. Treasury	78,798	895	1.14%	63,485	1,134	1.80%	56,949	1,498	2.63%
U. S. Government Agency	8,964	77	0.86%	8,497	100	1.18%	9,926	199	2.00%
State and municipal	6,164	90	1.46%	4,425	81	1.83%	2,541	72	2.83%
Other	1,901	44	2.29%	1,934	66	3.40%	1,934	92	4.77%
Total investment securities	95,827	1,106	1.15%	78,341	1,381	1.76%	71,350	1,861	4.39%
Loans:
Commercial	14,745	927	6.29%	18,241	1,208	6.62%	21,104	1,338	6.34%
Mortgage	221,354	14,326	6.47%	223,980	14,719	6.57%	218,800	14,617	6.68%
Consumer	1,658	130	7.84%	1,968	161	8.16%	2,191	181	8.24%
Total loans	237,757	15,383	6.47%	244,189	16,088	6.59%	242,095	16,136	6.67%
Allowance for loan losses	1,282			739			725
Total loans, net of allowance	236,475	15,383	6.51%	243,450	16,088	6.61%	241,370	16,136	6.69%
Total interest-earning assets	380,364	16,594	4.36%	367,226	17,593	4.79%	358,302	18,222	5.09%
Noninterest-bearing cash	18,308			18,157			13,634
Premises and equipment	6,243			6,421			6,546
Other assets	8,896			9,256			7,556
Total assets	$ 413,811			$ 401,060			$ 386,038
Interest-bearing deposits
NOW	$ 61,381	172	0.28%	$ 57,230	223	0.39%	$ 50,932	138	0.27%
Money market	46,128	204	0.44%	38,434	191	0.50%	34,946	189	0.54%
Savings	49,655	143	0.29%	48,178	219	0.45%	44,648	221	0.50%
Other time	93,217	862	0.93%	99,531	1,277	1.28%	99,614	1,958	1.97%
Total interest-bearing deposits	250,381	1,381	0.55%	243,373	1,910	0.78%	230,140	2,506	1.09%
Securities sold under agreements
to repurchase	4,720	22	0.47%	6,256	31	0.50%	6,527	32	0.50%
Borrowed funds	-	-		34	2	6.71%	60	4	6.21%
Total interest-bearing liabilities	255,101	1,403	0.55%	249,663	1,943	0.78%	236,727	2,542	1.07%
Noninterest-bearing deposits	82,858	-		77,085	-		76,666	-
	337,959	1,403	0.42%	326,748	1,943	0.59%	313,393	2,542	1.38%
Other liabilities	99			579			747
Stockholders' equity	75,753			73,733			71,898
Total liabilities and
stockholders' equity	$ 413,811			$ 401,060			$ 386,038
Net interest spread			3.81%			4.01%			4.02%
Net interest income		$ 15,191			$ 15,650			$ 15,680
Net margin on interest-earning assets			3.99%			4.26%			4.38%

Tax equivalent adjustment included in:
Investment income		$ 98			$ 116			$ 147
Loan income		$ 165			$ 158			$ 173

	(Dollars stated in thousands)
	For the Year Ended			For the Year Ended
	December 31, 2008			December 31, 2007
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$ 36,328	$ 732	2.02%	$ 37,826	$ 1,919	5.07%
Interest-bearing deposits	9,659	325	3.37%	3,494	168	4.82%
Investment securities:
U. S. Treasury	44,359	1,902	4.29%	55,061	2,636	4.79%
U. S. Government Agency	10,330	468	4.53%	6,568	310	4.73%
State and municipal	1,359	65	4.82%	2,397	95	3.97%
Other	1,934	109	5.64%	1,927	101	5.27%
Total investment securities	57,982	2,544	4.39%	65,953	3,142	4.77%
Loans:
Commercial	24,272	1,628	6.71%	23,812	1,691	7.10%
Mortgage	212,104	14,917	7.03%	208,936	14,870	7.12%
Consumer	2,497	206	8.23%	2,465	206	8.37%
Total loans	238,873	16,751	7.01%	235,213	16,767	7.13%
Allowance for loan losses	237			199
Total loans, net of allowance	238,636	16,751	7.02%	235,014	16,767	7.13%
Total interest-earning assets	342,605	20,352	5.94%	342,287	21,996	6.43%
Noninterest-bearing cash	10,906			16,179
Premises and equipment	6,391			6,548
Other assets	6,998			6,992
Total assets	$ 366,900			$ 372,006
Interest-bearing deposits
NOW	$ 48,624	201	0.41%	$ 51,297	183	0.36%
Money market	32,070	305	0.95%	33,590	317	0.94%
Savings	41,667	309	0.74%	44,137	327	0.74%
Other time	90,596	3,149	3.48%	84,867	3,789	4.46%
Total interest-bearing deposits	212,957	3,964	1.86%	213,891	4,616	2.16%
Securities sold under agreements
to repurchase	4,792	53	1.11%	4,248	29	0.69%
Borrowed funds	85	5	6.14%	109	7	6.10%
Total interest-bearing liabilities	217,834	4,022	1.85%	218,248	4,652	2.13%
Noninterest-bearing deposits	74,262	-		79,807	-
	292,096	4,022	1.38%	298,055	4,652	1.56%
Other liabilities	1,078			1,382
Stockholders' equity	73,726			72,569
Total liabilities and
stockholders' equity	$ 366,900			$ 372,006
Net interest spread			4.09%			4.30%
Net interest income		$ 16,330			$ 17,344
Net margin on interest-earning assets			4.77%			5.07%
Tax equivalent adjustment included in:
Investment income		$ 183			$ 191
Loan income		$ 169			$ 121

Analysis of Changes in Net Interest Income
(Dollars stated in thousands)
	Year ended December 31,			Year ended December 31,
	2011 compared with 2010			2010 compared with 2009
	variance due to			variance due to
	Total	Rate	Volume	Total	Rate	Volume
Interest-earning assets
Federal funds sold	(19)	(23)	4	(1)	(6)	5
Interest-bearing deposits	-	(4)	4	(100)	(66)	(34)
Investment securities:
U. S. Treasury	(239)	(513)	274	(364)	(536)	172
U. S. Government Agency	(23)	(29)	6	(99)	(70)	(29)
State and municipals	9	(23)	32	9	(44)	53
Other	(22)	(21)	(1)	(26)	(26)	-
Loans:
Commercial	(281)	(49)	(232)	(130)	52	(182)
Mortgage	(393)	(220)	(173)	102	(244)	346
Consumer	(31)	(6)	(25)	(20)	(2)	(18)
Total interest revenue	(999)	(888)	(111)	(629)	(942)	313
Interest-bearing liabilities
NOW	(51)	(67)	16	85	68	17
Money market	13	(25)	38	2	(17)	19
Savings	(76)	(83)	7	(2)	(19)	17
Other time deposits	(415)	(334)	(81)	(681)	(679)	(2)
Other borrowed funds	(11)	(1)	(10)	(3)	-	(3)
Total interest expense	(540)	(510)	(30)	(599)	(647)	48
Net interest income	(459)	(378)	(81)	(30)	(295)	265

In the preceding table, the variance that is both rate and volume related is reported with the rate variance.

Composition of the Loan Portfolio
    Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $236,475,000, $243,450,000, and $241,370,000, during 2011, 2010, and 2009, respectively, which constituted 62.17%, 66.29%, and 67.36% of average interest-earning assets for the periods. The Company’s ratio of net loans to deposits was 67.71%, 72.53%, 76.78%, at December 31, 2011, 2010, and 2009, respectively. Average net loans to average deposits were 70.96%, 75.97%, and 78.67%, for 2011, 2010, and 2009. The decrease in the average loan to deposit ratio from 2009 to 2010 is attributable to continued deposit growth which is relatively greater than loan growth in the same period. The decrease in the average loan to deposit ratio from 2010 to 2011 is attributable to a 2.87% decrease in the average loan portfolio while average deposits grew by 3.99%.
    The average balance table above reveals a 4-year pattern of growth in loan balances from 2007 through 2010, followed by a decrease of $6,975,000 from 2010 to 2011. Despite the challenges posed by general economic conditions since 2008, the Bank has continued to fund loans in a manner consistent with the Company’s philosophy of safe and sound practice. The Bank does not engage in risky lending practices such as subprime mortgages, high loan-to-value lending, or teaser rate lending. In 2011, the Bank experienced lackluster demand for credit of an acceptable quality. Repayment of a few large loans has not been offset by funding of new loans.

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
    As of December 31, 2011, the Bank had approximately $39.4.million in secured and unsecured loans and unfunded lines to borrowers in the  hospitality industry, including hotels, motels, and other rentals. Ocean City MD, the state’s only ocean resort, is located in the Bank’s market area. During summer months, Ocean City becomes Maryland’s second largest city through a seasonal population growth averaging 250,000. If tourism in the resort area falls off due to the current recession, this industry may encounter cash flow challenges. Management closely monitors this situation and works with customers to assure timely repayment of seasonal working capital lines. As of December 31, 2011, only one of the 47 accounts in this category was past due by 30 days or more. At year-end that loan was 46 days past due and had an outstanding balance of $598,738 comprising 1.5% of the total outstanding balances in this category.
    Since mid-2007, general economic conditions have caused a widespread decline in real estate values and an increase in time to market many properties. Conservative underwriting practices have somewhat insulated the Bank from the adverse consequences such as loan losses and foreclosures. Management monitors fluctuations in the value of real estate held as collateral and, if deemed necessary, obtains additional collateral to limit the Bank’s loss exposure; still the adverse effects on many of the Bank’s customers have become apparent in increased loan delinquencies. The Bank experienced higher than usual loan losses and nonaccrual classifications of loans from 2009 through 2011 with the overall levels stabilizing during 2011. Management believes that loan delinquency and losses are trailing indicators of economic weakness and expects 2012 to bring continued challenges to borrowers resulting in delinquencies and losses to the Bank.
    The following table sets forth the composition of the Company's loan portfolio for each of the five most recent year ends.

Composition of the Loan Portfolio Stated in Dollars and Percentages
	2011	2010	2009	2008	2007
Real estate mortgages
Construction, land development,
and land	$ 13,162,460	$ 21,792,060	$ 21,952,873	$ 30,330,261	$ 38,230,033
Residential 1 to 4 family	85,772,367	92,635,944	94,757,873	95,203,258	87,327,448
Second mortgages	2,015,355	1,660,805	2,460,550	2,952,418	3,287,734
Commercial properties	113,010,943	102,578,171	102,476,713	89,302,549	84,568,665
Commercial	12,507,978	17,596,451	16,915,476	21,990,067	22,283,007
Consumer	1,737,297	1,720,966	2,136,145	2,359,513	2,574,916
Total loans	228,206,400	237,984,397	240,699,630	242,138,066	238,271,803
Less allowance for loan losses	672,261	983,178	637,761	707,152	195,525
Loans, net	$ 227,534,139	$ 237,001,219	$ 240,061,869	$ 241,430,914	$ 238,076,278

Real estate mortgages
Construction, land development,
and land	5.77%	9.16%	9.12%	12.53%	16.04%
Residential 1 to 4 family	37.59%	38.93%	39.37%	39.32%	36.66%
Second mortgages	0.88%	0.70%	1.02%	1.22%	1.38%
Commercial properties	49.52%	43.09%	42.57%	36.88%	35.49%
Commercial	5.48%	7.39%	7.03%	9.08%	9.35%
Consumer	0.76%	0.72%	0.89%	0.97%	1.08%
Total loans	100.00%	99.99%	100.00%	100.00%	100.00%

    The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company's loan portfolio as of December 31, 2011.
Loan Maturity Schedule and Sensitivity to Changes in Interest Rates
December 31, 2011
		Over one
	One year	through	Over five
	or less	five years	years	Total
Real estate mortgages
Construction, land development,
and land	$ 13,162,460	$ -	$ -	$ 13,162,460
Residential 1 to 4 family	85,772,367	-	-	85,772,367
Second mortgages	2,015,355	-	-	2,015,355
Commercial properties	113,010,942	-	-	113,010,942
Commercial	10,607,208	1,181,514	719,256	12,507,978
Consumer	730,665	781,304	225,329	1,737,298
	$ 225,298,997	$ 1,962,818	$ 944,585	$ 228,206,400

Fixed interest rate	$ 10,744,922	$ 1,962,818	$ 944,585	$ 13,652,325
Variable interest rate (or demand)	214,554,075	-	-	214,554,075
Total	$ 225,298,997	$ 1,962,818	$ 944,585	$ 228,206,400

As of December 31, 2011, 94.02% of total loans were either variable rate loans or loans written on demand.

    The Company has the following commitments, lines of credit, and letters of credit outstanding as of December 31, 2011, 2010, and 2009, respectively.

	2011	2010	2009
Construction and land development loans	$ 1,999,670	$ 8,569,169	$ 10,231,711
Other loan commitments	22,346,026	21,164,229	19,038,506
Standby letters of credit	1,486,677	1,590,367	1,907,736
Total	$ 25,832,373	$ 31,323,765	$ 31,177,953

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
    Management also evaluates trends in delinquencies, the composition of the portfolio, concentrations of credit, and changes in lending products, processes, or staffing. Management further considers external factors such as the interest rate environment, competition, current local and national economic trends, and the results of recent independent reviews by auditors and banking regulators. The protracted slow-down in the real-estate market has affected both the price and time to market residential and commercial properties. Management closely monitors such trends and the potential effect on the Company. The impact of the current adverse economic conditions is reflected in historically high losses and provisions for loan loss from 2008 thru 2011.
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
    As the real estate market continues to languish, management continually evaluates the adequacy of collateral on loans where it appears the borrower is having difficulty servicing their debt, taking additional available collateral if prudent. The Bank foreclosed on mortgages during 2009, 2010, and 2011 and expects more foreclosures in 2012. Foreclosure may result in loan losses, costs to hold real estate acquired in foreclosure, and losses on the sale of real estate acquired in foreclosure. Management is unable to estimate the financial consequence of future foreclosure activity.
    In determining an adequate level for the specific reserve portion of the ALLL, management reviews the current portfolio giving particular consideration to problem loans. The allowance may include reserves for specific loans identified as impaired during management's loan review or the Company’s independent loan review or internal audit functions. For significant problem loans, management's review consists of evaluation of the current financial strengths of the borrowers and guarantors, the related collateral, and the effects of economic conditions. Management prepares a Watch List of troubled loans for review by the Board of Directors at their monthly meeting.
    The provision for loan losses is a decrease or increase to earnings in the current period to bring the allowance to a level established by application of management’s allowance methodology. The allowance is also increased by recoveries of amounts previously charged-off and decreased when loans are charged-off as losses, which occurs when they are deemed to be uncollectible. Provisions for loan losses of $1,127,300, $1,012,000, $850,000, and $617,526 were recorded in 2011, 2010, 2009, and 2008, respectively. No provision for loan losses was made in 2007.
    Management considers the December 31, 2011 allowance appropriate and adequate to absorb identified and inherent losses in the loan portfolio. As of December 31, 2011, management had not identified any loans which were anticipated to be fully charged-off within the next 12 months. There can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required.
    The following is a schedule of transactions in the allowance for loan losses for each of the five most recent years ended December 31. The Bank experienced a low level of charge-offs in 2006 and 2007, which was consistent with its historical performance. Increased losses in 2008 and years thereafter and the increased level of the ALLL as a percentage of the gross loan portfolio, reflect the impact of ongoing recessionary conditions on the Bank’s borrowers, who are troubled by job losses, higher energy prices, and lower real estate values.

Allowance for Loan Losses
	2011	2010	2009	2008	2007
Balance at beginning of year	$ 983,178	$ 637,761	$ 707,152	$ 195,525	$ 196,083
Loans charged-off:
Real estate - construction and land	227,197	100,000	75,000	-	-
Real estate - mortgage	1,218,921	190,093	656,191	-	-
Commercial	18,492	354,854	200,357	76,383	-
Consumer	19,650	52,935	47,321	34,532	6,263
Total loan losses	1,484,260	697,882	978,869	110,915	6,263
Recoveries on loans previously charged off:
Real estate - construction and land	39,072	-	-	-	-
Real estate - mortgage	300	1,100	669	-	-
Commercial	410	1,073	40,364	3,785	-
Consumer	6,261	29,126	18,445	1,231	5,705
Total loan recoveries	46,043	31,299	59,478	5,016	5,705

Net loan charge-offs (recoveries)	1,438,217	666,583	919,391	105,899	558
Provision for loan losses charged to expense	1,127,300	1,012,000	850,000	617,526	-
Balance at end of year	$ 672,261	$ 983,178	$ 637,761	$ 707,152	$ 195,525

Gross loans outstanding at year end	$ 228,206,400	$ 237,984,397	$ 240,699,630	$ 242,138,066	$ 238,271,803
Allowance for loan losses to loans
outstanding at end of year	0.29%	0.41%	0.26%	0.29%	0.08%

Average gross loans	$ 237,757,000	$ 244,189,000	$ 242,095,000	$ 238,873,000	$ 235,213,000
Net charge-offs to average gross loans	0.60%	0.27%	0.38%	0.04%	0.00%

    The loan portfolio is divided into homogeneous categories of loans for the purpose of calculating formula-based reserves. The categories of real estate – construction and real estate – mortgage loans share similar risks of potential collateral deterioration or devaluation. However, these loans tend to be more adequately secured than those commercial and consumer loans that are not real estate secured. Prior to 2009, the Bank had not incurred a mortgage loan loss since 1997, and therefore no reserves were allocated to the real estate secured portions of the loan portfolio in determining the ALLL for 2007. During 2011, 2010, 2009, and 2008, the Company made provisions for loss on real estate secured loans of $1,159,740, $736,537, $450,911, and $475,099, respectively. Historically, non-real estate secured loans, commercial and consumer, posed a greater risk of loss due to erosion of the borrower’s ability to repay the loan in a timely manner. Collateral on these loans is generally, although not always, less reliable than real estate as a source of recovery if default occurs. The Bank’s loan losses in 2008 and 2007 were consumer and commercial loans which were unsecured or secured with collateral other than real estate. Management attributes the high level of real estate secured loan loss in 2011, 2010, and 2009 to the current economic downturn and an accompanying erosion of real estate values. Real estate secured loan losses were $1,446,118, $290,093, and $731,191 in 2011, 2010, and 2009, respectively. These losses represented 97.43%, 41.57%, and 74.70% of total loan losses for 2011, 2010, and 2009, respectively. The historically high losses on real estate secured loans in 2011 were attributable to the Bank’s adherence to the federal financial regulatory agencies’ Interagency Policy Statement on the Allowance for Loan and Lease Losses. This guidance provides that a loss is recognized when the Bank’s recorded investment of a collateral-dependent loan exceeds the fair market value of the collateral. During 2011 the Bank recorded loan losses of $1,189,009 related to three collateral-dependent loans, that is, loans for which the liquidation of collateral is the only source of repayment. Management expects additional losses on real estate secured loans in 2012, and those losses may be significant.
    The following table details the allocation of the allowance for loan losses to major categories of loans and the percentage of loans in each category relative to total loans at the five most recent year-ends.

Allocation of Allowance for Loan Losses
	December 31, 2011		December 31, 2010		December 31, 2009
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Real estate - construction and land
Formula-based	$ 160,392		$ 235,437		$ 110,000
Specific reserves	-		-		35,262
Total real estate -
construction and land	160,392	5.77%	235,437	9.16%	145,262	9.12%
Real estate - mortgage
Formula-based	235,634		76,836		50,226
Specific reserves	-		330,759		-
Total real estate - mortgage	235,634	87.99%	407,595	82.73%	50,226	82.96%
Commercial
Formula-based	197,353		194,946		156,554
Specific reserves	-		-		223,607
Total commercial	197,353	5.48%	194,946	7.39%	380,161	7.03%
Consumer
Formula-based	60,487		119,228		53,638
Specific reserves	-		-		-
Total consumer	60,487	0.76%	119,228	0.72%	53,638	0.89%
Subtotal	653,866	100.00%	957,206	100.00%	629,287	100.00%
Unallocated	18,395		25,972		8,474
Total	$ 672,261		$ 983,178		$ 637,761

	December 31, 2008		December 31, 2007
	Amount	% of Loans	Amount	% of Loans
Real estate - construction and land
Formula-based	-		-
Specific reserves	170,000		-
Total real estate -	-		-
construction and land	$ 170,000	12.53%	$ -	16.85%
Real estate - mortgage
Formula-based	178,125
Specific reserves	126,974
Total real estate - mortgage	305,099	77.42%	-	73.52%
Commercial
Formula-based	73,963		34,952
Specific reserves	128,521		109,200
Total commercial	202,484	9.08%	144,152	8.55%
Consumer
Formula-based	30,807		21,636
Specific reserves	-		29,314
Total consumer	30,807	0.97%	50,950	1.08%
Subtotal	708,390	100.00%	195,102	100.00%
Unallocated	(1,238)		423
Total	$ 707,152		$ 195,525

    Unallocated reserves are not associated with a specific portfolio segment or a specific loan, but may be appropriate if properly supported and in accordance with GAAP. Because no portion of the ALLL is calculated on a total loan portfolio basis, management anticipates having low levels of unallocated reserves in future periods.

    The accrual of interest on a loan is discontinued when principal or interest is ninety days past due or when the loan is determined to be impaired, unless collateral is sufficient to discharge the debt in full (including accrued interest) and the loan is in process of collection. When a loan is placed in nonaccruing status, any interest previously accrued but unpaid, is reversed from interest income. Interest payments received on nonaccrual loans may be recorded as cash basis income, or as a reduction of principal, depending on management’s judgment on a loan by loan basis. Accrual of interest may be restored when all principal and interest are current and management believes that future payments will be received in accordance with the loan agreement.
    Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans. Nonperforming assets are comprised of nonperforming loans combined with other real estate owned, which is real estate acquired in foreclosure and held for sale. The composition of nonperforming assets is presented in following table.

	2011	2010	2009	2008	2007
Loans 90 days or more past due and still accruing	$ 684,422	$ 684,422	$ 787,580	$ 4,647,792	$ 9,100
Nonaccruing loans
Current	965,708	1,185,435	423,227	-	-
Past due 30 days or more	2,402,563	2,921,086	599,856	199,724	40,916
	3,368,271	4,106,521	1,023,083	199,724	40,916
Total nonperforming loans	4,052,693	4,790,943	1,810,663	4,847,516	50,016
Other real estate owned	1,715,138	779,500	1,433,000	-	-
Total nonperforming assets	$ 5,767,831	$ 5,570,443	$ 3,243,663	$ 4,847,516	$ 50,016

    Included in amounts past due 90 days or more and still accruing at December 31, 2008, was a loan with a principal balance of $4,500,000. Late in 2008, the Bank was notified that there was a lien on the property securing this loan that was superior to the Bank’s liens, and which the settlement agent did not discover during the title examination process. During 2010 the Bank was restored to first lien position and in 2011 the property securing the loan was sold at auction with a minimal loss recognized by the Bank.
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
    The following table sets forth principal balances of impaired loans and the related valuation allowances as of December 31, 2011, 2010, 2009, 2008, and 2007.

	2011	2010	2009	2008	2007
Impaired loans with valuation allowances,
including nonaccruing loans	$ -	$ 2,478,049	$ 799,833	$ 4,328,618	$ 595,774
Valuation allowances on impaired loans	$ -	$ 330,759	$ 258,869	$ 605,405	$ 138,514

Impaired loans with no valuation allowances	$ 4,052,693	$ 1,628,472	$ 2,102,025	$ 4,559,582	$ -

Other real estate owned
     Other real estate owned is comprised of real estate acquired in satisfaction of a loan receivable either by foreclosure or deed taken in lieu of foreclosure. Other real estate owned is recorded at the lower of cost or net realizable value, which is fair value less estimated costs to sell the property. If net realizable value is less than the book value of the related loan at the time of foreclosure, a loan loss is recorded through the allowance for loan losses. Quarterly, the Company reviews net realizable value estimates and records declines in value through expense. Costs to maintain properties, such as maintenance, utilities, taxes and insurance are expensed as they are incurred. Gains or losses resulting from the sale of other real estate owned are included in noninterest income.

    The following table presents the number of and types of property in other real estate owned at December 31:

	2011		2010		2009
	Number	Balance	Number	Balance	Number	Balance
Construction, land devlelopment, and land	3	$ 785,987	1	$ 597,000	1	$ 775,000
Residential 1 to 4 family, 1st liens	1	929,151	1	182,500	4	658,000
	4	$ 1,715,138	2	$ 779,500	5	$ 1,433,000

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
    Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) were 48.67% of average deposits for 2011, compared to 44.29%, 42.56% and 40.00% for 2010, 2009 and 2008, respectively. The increase in the average liquid asset to deposit ratio from 2010 to 2011 is attributable to a 14.28% increase in average liquid assets compared to a 3.99% increase in average deposits. The increase in liquid assets is a result of the decrease in the loan portfolio due to decreased demand, payoffs, and charge-offs. The continued increase in deposits has raised the Company’s liquidity level but caused a negative impact on earnings as the deposited funds could not be deployed through lending activities and were thus placed in investments that have a substantially lower yield than loans.
    Average net loans to average deposits were 70.96%, 75.97%, and 78.67% for 2011, 2010, and 2009. The decrease in the average loan to deposit ratio from 2010 to 2011 is attributable to $6,975,000 (2.87%) decline in the average loan portfolio along with a $12,782,000 (3.99%) growth in average deposits during 2011. The decrease in the average loan to deposit ratio from 2009 to 2010 is attributable to $2,080,000 (.86%) growth in the average net loan portfolio offset by $13,652,000 (4.45%) growth in average deposits during 2010.
    As of December 31, 2011, $59,472,266 (55.03%) of total debt securities mature in one year or less, of which, $32,167,586 is classified as "available-for-sale." Federal funds sold provide additional liquidity. Other sources of liquidity include letters of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks. The total lines and letters of credit available from correspondent banks were $28,000,000 as of December 31, 2011, 2010, and 2009.

    The following table shows a distribution of investment securities by their contractual maturities and their yields for the various maturity timeframes. In this schedule, investment securities classified as available for sale are presented at fair value and investments classified as held to maturity are presented at amortized cost.

Investment Securities Maturity Distribution and Yields
	December 31, 2011		December 31, 2010		December 31, 2009
	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Treasury
One year or less	$ 54,064,546	0.65%	$ 37,720,874	0.89%	$ 27,022,810	2.02%
Over one through five years	35,092,814	0.71%	36,174,343	1.15%	35,034,605	1.66%
Over ten years	2,995,400	7.28%	2,691,562	7.28%	2,589,375	7.28%
Total U.S. Treasury securities	92,152,760	0.89%	76,586,779	1.24%	64,646,790	2.04%

U.S. Government Agencies
One year or less	2,000,004	0.43%	2,002,278	0.93%	3,000,000	1.10%
Over one through five years	7,500,000	0.72%	5,000,170	0.78%	7,000,000	2.04%
Total U. S. Government Agencies	9,500,004	0.66%	7,002,448	0.82%	10,000,000	1.76%

State, county, and municipal
One year or less	3,407,716	0.95%	2,127,951	0.84%	1,155,730	1.27%
Over one through five years	3,015,103	0.68%	4,051,980	1.07%	2,343,944	1.50%
Total state, county, and municipal	6,422,819	0.82%	6,179,931	0.99%	3,499,674	1.42%

Total debt securities
One year or less	59,472,266	0.66%	41,851,103	0.89%	31,178,540	1.91%
Over one through five years	45,607,917	0.71%	45,226,493	1.11%	44,378,549	1.71%
Over ten years	2,995,400	7.28%	2,691,562	7.28%	2,589,375	7.28%
Total debt securities	108,075,583	0.86%	89,769,158	1.19%	78,146,464	1.97%

Equity securities	1,645,531	1.57%	2,336,334	2.33%	3,219,056	3.28%

Total securities	$ 109,721,114	0.87%	$ 92,105,492	1.22%	$ 81,365,520	2.03%

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

    As of December 31, 2011, the Company was cumulatively asset-sensitive for all time horizons. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Interest Sensitivity Analysis

December 31, 2011
		After three
	Within	but within	After one
	three	twelve	but within	After
	months	months	five years	five years	Total
Assets
Earning assets
Federal funds sold	$ 30,541,229	$ -	$ -	$ -	$ 30,541,229
Interest-bearing deposits	3,014,579	4,535,357	2,998,531	-	10,548,467
Investment debt securities	32,498,557	26,973,709	45,607,917	2,995,400	108,075,583
Loans	224,512,064	786,933	1,962,818	944,585	228,206,400
Total earning assets	$ 290,566,429	$ 32,295,999	$ 50,569,266	$ 3,939,985	$ 377,371,679

Liabilities
Interest-bearing deposits
NOW	$ 63,986,093	$ -	$ -	$ -	$ 63,986,093
Money market	49,398,754	-	-	-	49,398,754
Savings	51,454,152	-	-	-	51,454,152
Certificates $100,000 and over	15,297,498	18,062,169	4,689,119	-	38,048,786
Certificates under $100,000	16,043,173	26,384,406	7,604,815	-	50,032,394
Securities sold under agreements
to repurchase	3,998,168	-	-	-	3,998,168
Total interest-bearing liabilities	$ 200,177,838	$ 44,446,575	$ 12,293,934	$ -	$ 256,918,347

Period gap	$ 90,388,591	$ (12,150,576)	$ 38,275,332	$ 3,939,985	$ 120,453,332
Cumulative gap	$ 90,388,591	$ 78,238,015	$ 116,513,347	$ 120,453,332
Ratio of cumulative gap to
total earning assets	23.95%	20.73%	30.87%	31.92%

Deposits and Other Interest-Bearing Liabilities
     Average interest-bearing liabilities increased $5,438,000 (2.18%) to $255,101,000 in 2011, from $249,663,000 in 2010. During the past two years, management has deployed those additional funds primarily into investment securities on which yields have been decreasing. In order to maintain a reasonable net interest spread, management has lowered rates on deposits to offset reductions of interest revenue. Average interest-bearing deposits increased $7,008,000 (2.88%) to $250,381,000 in 2011 from $243,373,000 in 2010, while average noninterest-bearing demand deposits increased by $5,773,000 (7.49%) to $82,858,000 in 2011 from $77,085,000 in 2010.
    At December 31, 2011, total deposits were $336,056,504, compared to $326,777,754 at December 31, 2010, an increase of $9,278,750 (2.84%). In 2011 deposits continued the recent trend of year over year increases but at a lower rate than seen in 2010 and 2009. Management believes the improving economic outlook and recent stock market performance have contributed to this slower pace of deposit growth.
    Average interest-bearing liabilities increased $12,936,000 (5.46%) to $249,663,000 in 2010, from $236,727,000 in 2009. Average interest-bearing deposits increased $13,233,000 (5.75%) to $243,373,000 in 2010 from $230,140,000 in 2009, while average noninterest-bearing demand deposits increased $419,000 (0.55%) to $77,085,000 in 2010 from $76,666,000 in 2009.
    At December 31, 2010, total deposits were $326,777,754, compared to $312,647,619 at December 31, 2009, an increase of $14,130,135 (4.52%). Management believes that this multi-year period with high levels of deposit growth relates to investors’ loss of confidence in the stock market, coupled with higher deposit insurance limits.

The following table sets forth the deposits of the Company by category as of December 31, 2011, 2010, and 2009, respectively.

	December 31,
	2011		2010		2009
		Percent of		Percent of		Percent of
	Amount	deposits	Amount	deposits	Amount	deposits

Non-interest bearing	$ 83,136,325	24.74%	$ 76,763,686	23.48%	$ 72,431,731	23.16%
NOW	63,986,093	19.04%	59,410,096	18.18%	58,328,093	18.66%
Money market	49,398,754	14.70%	43,030,285	13.17%	36,559,471	11.69%
Savings	51,454,152	15.31%	48,417,028	14.82%	46,958,194	15.02%
Time deposits less than $100,000	50,032,394	14.89%	55,243,123	16.91%	56,511,968	18.08%
Core deposits	298,007,718		282,864,218		270,789,457
Time deposits of $100,000 or more	38,048,786	11.32%	43,913,536	13.44%	41,858,162	13.39%
Total deposits	$ 336,056,504	100.00%	$ 326,777,754	100.00%	$ 312,647,619	100.00%

    Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits increased $15,143,500 in 2011 and $12,074,761 during 2010. Deposits, and particularly core deposits, have been the Company's primary source of funding and have enabled the Company to meet both its short-term and long-term liquidity needs. Management anticipates that while such deposits will continue to be the Company's primary source of funding in the future, reductions in deposit levels, if coupled with growth in the Company’s loan portfolio, could require periodic borrowing of funds. In this event, it is likely that Management would liquidate investment securities from the available for sale portfolio or purchase overnight federal funds as needed.

    The maturity distribution of the Company's time deposits of $100,000 or more at December 31, 2011, is shown in the following table.

After six
		After three	through	After
	Within three	through	twelve	twelve
	Months	six months	months	months	Total
Time deposits of $100,000 or more	$ 9,744,720	$ 8,555,772	$ 14,826,019	$ 4,922,275	$ 38,048,786

    Customers who invest in large certificates of deposit tend to be highly sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets using large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, the Company does not accept brokered deposits under these conditions. Since 2007, the Bank has been a member of the Certificate of Deposit Account Registry Service (CDARS). This service allows the Bank to offer depositors up to $50 million in FDIC insurance through a network of member banks. While CDARS deposits are considered to be brokered deposits for regulatory reporting, they are not considered volatile as they typically remain in the program until maturity. At December 31, 2011, there were no time deposits issued to customers of other CDARS member banks under the reciprocal program.

Noninterest revenue
    Noninterest revenue for 2011 decreased $364,957 (17.57%) from the previous year. The decrease was primarily attributable by nonrecurring gains and other revenue from sale of collectible coin and real property of $295,989 recorded in the prior year and the recognition of a loss in the current period of $188,994 related to other than temporary impairment of certain equity securities. The decrease in noninterest revenue from these items was partially offset by a decrease of $143,033 in losses from the sale and revaluation of other real estate owned and decreases in service charges on deposit accounts as discussed below.
    Service charges on deposit accounts decreased by $68,872 (7.25%) from the previous year and decreased $37,792 (3.83%) from 2009 to 2010. Contributing to these decreases is a banking regulation, effective in August 2010, which prohibits banks from collecting a fee for processing consumer non-recurring debit card charges which present against insufficient funds. The Bank prevents authorization of debit card transactions against insufficient funds, but a combination of customers’ inattention to their account balances and outstanding transactions, and merchants’ failure to process card transactions in a manner that assures that adequate funds are in the deposit account, result in point of sale transactions posting to accounts that do not have sufficient funds. ATM and debit card revenue increased $34,935 (6.12%) from the previous year and increased $36,560 from 2009 to 2010 due to increased card usage in both periods.
    Noninterest revenue for 2010 increased $88,827 (4.47%) from the previous year. The most significant contributions to this increase were a gain of $195,939 on the sale of collectible coin and a gain of $55,050 from the sale of real property to the Department of Transportation in Delaware for a road improvement project. Additionally, proceeds from the grant of a right of way related to the road improvement project resulted in an increase in miscellaneous revenue of $45,000. These revenue increases are offset in part by losses totaling $200,904 from the sale and revaluation of other real estate owned.

    The following table presents the principal components of noninterest revenue for the years ended December 31, 2011, 2010, and 2009, respectively.
Noninterest revenue
	2011	2010	2009
Service charges on deposit accounts	$ 880,505	$ 949,377	$ 987,169
ATM and debit card revenue	605,317	570,382	533,822
Increase in cash surrender value of
bank owned life insurance	175,856	171,261	174,468
Gain (loss) on sale of assets	(74)	252,703	38,403
Loss on other real estate owned	(57,871)	(200,904)	(490)
Loss on other than temporary impairment
of investment value	(188,994)
Miscellaneous revenue	297,757	334,634	255,254
Total noninterest revenue	$ 1,712,496	$ 2,077,453	$ 1,988,626

Noninterest revenue as a percentage
of average total assets	0.41%	0.52%	0.52%

Noninterest Expense
     Noninterest expense increased $35,497 (0.43%) from 2010 to 2011. The increase is primarily attributable to a $103,543 increase in salaries and employee benefits expense resulting from increased group insurance costs and annual employee compensation increases. In addition, professional fees increased $23.010 (13.41%) over the prior year due to the high level of nonperforming loans and related collection expense. These increases were partially offset by a decrease in federal deposit insurance of $79,541 as a result of changes to the assessment base effective April 1, 2011. For further discussion of the changes to the deposit insurance refer to Item 1 above in the section brtled Deposit Insurance.
    Noninterest expense decreased $231,698 (2.72%) from 2009 to 2010. A reduction in deposit insurance premiums of $199,288 comprises most of the variance. Expense related to ATM and debit card activities decreased $73,968 due to a contract renegotiation with the Bank’s service provider which took effect in late 2009. Professional fees continued at a high level due to loan collection expense.
    The following table presents the principal components of noninterest expense for the years ended December 31, 2011, 2010, 2009, respectively.

Noninterest expense
	2011	2010	2009
Salaries and employee benefits	$ 4,802,298	$ 4,698,755	$ 4,670,997
Occupancy expense	812,921	811,373	763,715
Furniture and equipment expense	471,195	441,459	476,518
ATM and debit card	178,498	181,882	255,850
Deposit insurance	216,577	296,118	495,406
Advertising	163,466	180,336	190,461
Armored car service	75,270	73,985	75,446
Business and product development	64,582	71,482	77,319
Computer software amortization	48,615	68,924	71,895
Computer software maintenance	157,790	159,797	151,927
Correspondent bank fees	66,126	65,488	79,677
Courier service	45,180	45,360	41,472
Director fees	164,650	183,350	147,650
Dues, donations, and subscriptions	80,862	74,337	81,634
Liability insurance	27,636	26,049	26,018
Postage	143,268	155,168	154,065
Professional fees	194,590	171,580	158,668
Stationery and supplies	65,862	58,628	76,896
Telephone	155,393	165,464	173,792
Miscellaneous	382,592	352,339	344,166
Total noninterest expense	$ 8,317,371	$ 8,281,874	$ 8,513,572

Noninterest expense as a percentage of
average total assets	2.01%	2.06%	2.21%

Capital
     Under capital guidelines adopted by the Federal Reserve Board and the FDIC, the Company and the Bank are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders’ equity – common stock, additional paid-in capital, and retained earnings. In addition, the Company and the Bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to average assets) of at least 4%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest-rated institutions.
    At December 31, 2011, 2010, and 2009, the Company and the Bank were well-capitalized, exceeding all minimum requirements, as set forth in the following table.

Analysis of Capital
	Consolidated		To be well	Required
	Company	Bank	capitalized	minimums
2011
Total risk-based capital ratio	35.0%	33.6%	10.0%	8.0%
Tier 1 risk-based capital ratio	34.6%	33.3%	6.0%	4.0%
Tier 1 leverage ratio	17.9%	17.1%	5.0%	4.0%

2010
Total risk-based capital ratio	33.6%	32.1%	10.0%	8.0%
Tier 1 risk-based capital ratio	33.0%	31.7%	6.0%	4.0%
Tier 1 leverage ratio	17.5%	16.9%	5.0%	4.0%

2009
Total risk-based capital ratio	32.1%	30.6%	10.0%	8.0%
Tier 1 risk-based capital ratio	31.6%	30.3%	6.0%	4.0%
Tier 1 leverage ratio	17.7%	16.9%	5.0%	4.0%

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

Accounting Rule Changes
    On July 1, 2009, the Accounting Standards Codification (ASC) became the Financial Accounting Standards Board’s (FASB) officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.
    The following accounting guidance has been approved by the Financial Accounting Standards Board and would apply to the Company if the Company or the Bank entered into an applicable activity.
    ASU No. 2011-03, "Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements," is intended to improve financial reporting of repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control over the transferred financial assets (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 is effective for interim or annual periods beginning on or after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.
    ASU No. 2011-04, "Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs" amends Topic 820, "Fair Value Measurements and Disclosures," to converge the requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles or requirements for measuring fair value, and modifies certain disclosure requirements about fair value measurements. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

    ASU No. 2011-05, "Comprehensive Income (Topic 220) - Presentation of Comprehensive Income." ASU 2011-05 amends Topic 220, "Comprehensive Income," to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments. An entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 "Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," as further discussed below. ASU 2011-05 has been adopted early by the Company and applied to the financial statements for the period ended December 31, 2011.
    ASU No. 2011-11, "Balance Sheet (Topic 210) - "Disclosures about Offsetting Assets and Liabilities," amends Balance Sheet (Topic 210), to require an entity to disclose both gross and net information about both financial instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The financial instruments and transactions would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and lending arrangements. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.
    ASU No. 2011-12 "Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05." ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to further deliberate whether to require presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12.
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

Item 8. Financial Statements and Supplementary Data

    In response to this Item, the information included on pages 1 through 27 of the Company's Annual Report to Stockholders for the year ended December 31, 2011, is incorporated herein by reference.

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
    The Company’s management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011. Based on that evaluation, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

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
    The Company assessed its internal control system as of December 31, 2011 in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company believes that, as of December 31, 2011, its system of internal control over financial reporting met those criteria.

CALVIN B. TAYLOR BANKSHARES, INC.
(Registrant)

Date: March 7, 2012                                             By: /s/ Raymond M. Thompson

Raymond M. Thompson
Chief Executive Officer

Date: March 7, 2012                                             By: /s/ Jennifer G. Hawkins

Jennifer G. Hawkins
Treasurer / Principal Financial & Accounting Officer

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Calvin B. Taylor Bankshares, Inc.
Berlin, Maryland

    We have audited Calvin B. Taylor Bankshares, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the Company’s internal control over financial reporting based on our audit.

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

    In our opinion, Calvin B. Taylor Bankshares, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America, the balance sheets and the related statements of income, changes in stockholders’ equity and cash flows of Calvin B. Taylor Bankshares, Inc. and Subsidiary, and our report dated March 7, 2012, expressed an unqualified opinion.

/s/ Rowles & Company, LLP

Baltimore, Maryland
March 7, 2012

Changes in Internal Controls

    During the quarter ended on the date of this report, there were no significant changes in the Company’s internal controls over financial reporting that have had or are reasonably likely to have a material effect on the Company’s internal control over financial reporting. As of December 31, 2011, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s internal controls over financial reporting are effective.

Audit Committee and Financial Expert

    The Board of Directors has adopted a written Audit Policy, which serves as a charter for the Audit Committee. The Audit Committee is comprised of seven independent directors, including Chairman James R. Bergey, Jr., CPA who serves as the financial expert. The Audit Committee is scheduled to meet quarterly and held four meetings in 2011.

Item 9B. Other Information
    There is no information required to be disclosed on Form 8-K which has not been reported.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

    The information required by this item is included in the Company's Proxy Statement (Schedule 14A) to be filed in connection with the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

    The information required by this item is included in the Company's Proxy Statement (Schedule 14A) to be filed in connection with the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information required by this item is included in the Company's Proxy Statement (Schedule 14A) to be filed in connection with the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

    The information required by this item is included in the Company's Proxy Statement (Schedule 14A) to be filed in connection with the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

    The information required by this item is included in the Company's Proxy Statement (Schedule 14A) to be filed in connection with the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits
    (a)(1), (2) Annual Report to Stockholders for the year ended December 31, 2011
    3.1 Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of Registration Statement Form S-4,
        File No. 33-99762.
    3.2 Bylaws of the Company, incorporated by reference to Exhibit 3.2 of Registration Statement Form S-4, File No. 33-99762.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALVIN B. TAYLOR BANKSHARES, INC.
 (Registrant)

Date: March 7, 2012                                             By: /s/ Raymond M. Thompson

    Raymond M. Thompson
    Chief Executive Officer

Date: March 7, 2012                                             By: /s/ Jennifer G. Hawkins

    Jennifer G. Hawkins
    Treasurer / Principal Financial & Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 7, 2012                                             By: /s/ James R. Bergey, Jr.
                                                                                James R. Bergey, Jr., Director

Date: March 7, 2012                                             By: /s/ John H. Burbage, Jr.
                                                                                John H. Burbage, Jr., Director

Date: March 7, 2012                                             By: /s/ Todd E. Burbage
                                                                                Todd E. Burbage, Director

Date: March 7, 2012                                             By: /s/ Charlotte K. Cathell
                                                                                Charlotte K. Cathell, Director

Date: March 7, 2012                                             By: /s/ Reese F. Cropper, Jr.
                                                                                Reese F. Cropper, Jr., Director, Chairman of the Board of Directors

Date: March 7, 2012                                             By: /s/ Reese F. Cropper, III
                                                                                Reese F. Cropper, III, Director

Date: March 7, 2012                                             By: /s/ Hale Harrison
                                                                                Hale Harrison, Director

Date: March 7, 2012                                             By: /s/ Gerald T. Mason
                                                                                Gerald T. Mason, Director

Date: March 7, 2012                                             By: /s/ William H. Mitchell
                                                                                William H. Mitchell, Director, Vice President

Date: March 7, 2012                                             By: /s/ Joseph E. Moore
                                                                                Joseph E. Moore, Director

Date: March 7, 2012                                             By: /s/ Michael L. Quillin, Sr
                                                                                Michael L. Quillin, Sr., Director

Date: March 7, 2012                                             By: /s/ Louis H. Taylor
                                                                                Louis H. Taylor, Director

Date: March 7, 2012                                             By: /s/ Raymond M. Thompson
                                                                                Raymond M. Thompson, Director, President and Chief Executive Officer

Certification - Pursuant to 18 U.S.C. 1350
Section 906 of the Sarbanes-Oxley Act of 2002

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Annual Report on Form 10-K for the period ended December 31, 2011 of the Registrant (the "Report"):

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

CALVIN B. TAYLOR BANKSHARES, INC.
 (Registrant)

Date: March 7, 2012                                             By: /s/ Raymond M. Thompson

    Raymond M. Thompson
    Chief Executive Officer

Date: March 7, 2012                                             By: /s/ Jennifer G. Hawkins

    Jennifer G. Hawkins
    Treasurer / Principal Financial & Accounting Officer

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

CALVIN B. TAYLOR BANKSHARES, INC.
 (Registrant)

Date: March 7, 2012                                             By: /s/ Raymond M. Thompson

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

CALVIN B. TAYLOR BANKSHARES, INC.
 (Registrant)

Date: March 7, 2012                                             By: /s/ Jennifer G. Hawkins

    Jennifer G. Hawkins
    Treasurer / Principal Financial & Accounting Officer