Form 10-Q
period 2012-03-31
TAYLOR CALVIN B BANKSHARES INC
filed 2012-05-04
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012
 Commission File No. 000-50047

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

On April 30, 2012, 2,994,823 shares of the registrant's common stock were issued and outstanding.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Form 10-Q
Index

Part I -	Financial Information	Page

Item 1	Consolidated Financial Statements
	Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	3
	Consolidated Statements of Comprehensive Income for the three months
	ended March 31, 2012 and 2011	4
	Consolidated Statements of Cash Flows for the three months
	ended March 31, 2012 and 2011	5-6
	Notes to Consolidated Financial Statements	7-17

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	17-26

Item 3	Quantitative and Qualitative Disclosures About Market Risks	26

Item 4	Controls and Procedures	27

Part II -	Other Information

Item 1	Legal Proceedings	27
Item 1A	Risk Factors	27
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27-28
Item 3	Defaults Upon Senior Securities	28
Item 4	Mine Safety Disclosures	28
Item 5	Other Information	28
Item 6	Exhibits	28-31

	Signatures	32

Part I - Financial Information, Item 1 Financial Statements
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
	(unaudited)
	March 31,	December 31,
	2012	2011
Assets
Cash and due from banks	$ 22,859,955	$ 22,135,410
Federal funds sold	32,750,638	30,541,229
Interest-bearing deposits	10,573,835	10,548,467
Investment securities available for sale	48,181,783	49,096,875
Investment securities held to maturity (approximate
fair value of $53,569,077 and $60,866,303)	53,402,628	60,624,239
Loans, less allowance for loan losses
of $772,866 and $672,261	233,769,686	227,534,139
Premises and equipment	6,122,188	6,124,349
Other real estate owned	1,659,260	1,715,138
Accrued interest receivable	1,109,841	1,173,678
Computer software	142,002	143,383
Bank owned life insurance	7,492,290	5,436,395
Prepaid expenses	821,041	1,031,426
Other assets	12,053	123,436
Total assets	$ 418,897,200	$ 416,228,164

Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$ 80,741,674	$ 83,136,325
Interest-bearing	255,950,422	252,920,179
Total deposits	336,692,096	336,056,504
Securities sold under agreements to repurchase	5,212,976	3,998,168
Accrued interest payable	84,067	90,079
Deferred income taxes	145,915	223,583
Other liabilities	29,240	136,371
Total Liabilities	342,164,294	340,504,705
Stockholders' equity
Common stock, par value $1 per share
authorized 10,000,000 shares, issued and outstanding
2,995,723 shares at March 31, 2012, and
2,996,323 shares at December 31, 2011	2,995,723	2,996,323
Additional paid-in capital	8,626,933	8,640,433
Retained earnings	64,357,911	63,301,231
Total tier 1 capital	75,980,567	74,937,987
Accumulated other comprehensive income	752,339	785,472
Total stockholders' equity	76,732,906	75,723,459
Total liabilities and stockholders' equity	$ 418,897,200	$ 416,228,164

The accompanying notes are an integral part of these financial statements.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)
	For the three months ended
	March 31,
	2012	2011
Interest and dividend revenue
Loans, including fees	$ 3,593,821	$ 3,890,621
U.S. Treasury and government agency securities	185,338	244,518
State and municipal securities	13,080	14,777
Federal funds sold	8,518	14,480
Interest-bearing deposits	13,235	14,675
Equity securities	5,301	8,014
Total interest and dividend revenue	3,819,293	4,187,085

Interest expense
Deposits	273,836	403,474
Borrowings	2,820	5,401
Total interest expense	276,656	408,875
Net interest income	3,542,637	3,778,210

Provision for loan losses	192,500	145,400
Net interest income after provision for loan losses	3,350,137	3,632,810

Noninterest revenue
Service charges on deposit accounts	193,422	215,495
ATM and debit card	157,296	137,259
Increase in cash surrender value of bank owned life insurance	55,894	42,772
Gain (loss) on sale of assets	(6,360)	200
Gain (loss) on sale and revaluation of other real estate owned	108	-
Miscellaneous	70,496	53,226
Total noninterest revenue	470,856	448,952

Noninterest expenses
Salaries	893,899	874,987
Employee benefits	300,197	362,595
Occupancy	189,015	222,859
Furniture and equipment	121,699	126,811
Data processing	65,884	67,112
ATM and debit card	71,432	46,640
Deposit insurance premiums	48,519	75,954
Other operating	479,867	336,096
Total noninterest expenses	2,170,512	2,113,054

Income before income taxes	1,650,481	1,968,708

Income taxes	593,800	717,500
Net income	$ 1,056,681	$ 1,251,208

Earnings per common share - basic and diluted	$ 0.35	$ 0.42

Other comprehensive income, net of tax
Unrealized losses of available for sale investment securities arising
during the period, net of taxes of $9,480 and $136,226	(33,134)	(217,190)
Comprehensive income	$ 1,023,547	$ 1,034,018

The accompanying notes are an integral part of these financial statements.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the three months ended
	March 31,
	2012	2011
Cash flows from operating activities
Interest and dividends received	$ 3,914,601	$ 4,295,782
Fees and commissions received	425,608	434,290
Interest paid	(282,835)	(427,015)
Cash paid to suppliers and employees	(1,941,819)	(1,803,524)
Income taxes paid	(555,000)	(51,955)
Net cash from operating activities	1,560,555	2,447,578

Cash flows from investing activities
Certificates of deposit purchased, net of maturities	(25,038)	993,330
Proceeds from maturities of investments available for sale	17,100,000	23,575,000
Purchase of investments available for sale	(16,233,316)	(8,985,881)
Proceeds from maturities of investments held to maturity	19,895,000	65,000
Purchase of investments held to maturity	(12,699,065)	(11,452,495)
Loans made, net of principal reductions	(6,428,047)	(7,949,680)
Proceeds from sale of other real estate and repossessed assets, net	55,986	-
Purchases of premises, equipment, and computer software	(128,091)	(175,437)
Proceeds from sale of real property and equipment	-	200
Purchase of bank owned life insurance	(2,000,000)	-
Net cash from investing activities	(462,571)	(3,929,963)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	911,181	(3,481,121)
Other deposits	(275,589)	3,188,406
Securities sold under agreements to repurchase	1,214,808	82,289
Common shares repurchased	(14,100)	-
Net cash from financing activities	1,836,300	(210,426)

Net increase in cash and cash equivalents	2,934,284	(1,692,811)

Cash and cash equivalents at beginning of period	52,689,223	50,531,537
Cash and cash equivalents at end of period	$ 55,623,507	$ 48,838,726

The accompanying notes are an integral part of these financial statements.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the three months ended
	March 31,
	2012	2011
Reconciliation of net income to net cash provided by
operating activities
Net income	$ 1,056,681	$ 1,251,208

Adjustments to reconcile net income to net cash
provided by operating activities
Provision for loan losses	192,500	145,400
Loss (gain) on sale of other real estate and repossessed assets	(108)	-
Premium amortization and discount accretion	31,472	68,599
Depreciation and amortization	125,273	133,323
Loss (gain) on disposition of premises, equipment and
computer software	6,360	-
Decrease (increase) in
Accrued interest receivable	63,836	40,097
Cash surrender value of bank owned life insurance	(55,895)	(42,773)
Other assets	214,780	311,229
Increase (decrease) in
Accrued interest payable	(6,179)	(18,140)
Accrued income taxes	106,988	665,545
Other liabilities	(175,153)	(106,910)
Net cash from operating activities	$ 1,560,555	$ 2,447,578

Composition of cash and cash equivalents
Cash and due from banks	$ 22,859,955	$ 17,051,016
Federal funds sold	32,750,638	31,656,196
Interest-bearing deposits, except for time deposits	12,914	131,514
Total cash and cash equivalents	$ 55,623,507	$ 48,838,726

The accompanying notes are an integral part of these financial statements.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

    The accompanying unaudited consolidated financial statements conform with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Interim financial statements do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position and results of operations for these interim periods have been made. These adjustments are of a normal recurring nature. Results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected in any other interim period or for the year ending December 31, 2012. For further information, refer to the audited consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 2011.
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

	2012	2011
Three months ended March 31	2,995,905	3,000,508

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

2. Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
March 31, 2012
Available for sale
U.S. Treasury	$ 45,026,637	$ 1,030,299	$ 16,026	$ 46,040,910
State and municipal	404,311	3,661	4,605	403,367
Equity	1,602,843	552,856	418,193	1,737,506
	$ 47,033,791	$ 1,586,816	$ 438,824	$ 48,181,783
Held to maturity
U.S. Treasury	$ 38,985,623	$ 184,363	$ 24,526	$ 39,145,460
U.S. Government agency	8,000,000	200	8,800	7,991,400
State and municipal	6,417,005	17,514	2,302	6,432,217
	$ 53,402,628	$ 202,077	$ 35,628	$ 53,569,077

December 31, 2011
Available for sale
U.S. Treasury	$ 46,013,913	$ 1,149,257	$ 4,231	$ 47,158,939
State and municipal	289,515	2,890	-	292,405
Equity	1,602,843	557,360	514,672	1,645,531
	$ 47,906,271	$ 1,709,507	$ 518,903	$ 49,096,875
Held to maturity
U.S. Treasury	$ 44,993,821	$ 246,352	$ 5,402	$ 45,234,771
U.S. Government agency	9,500,004	1,556	16,310	9,485,250
State and municipal	6,130,414	18,079	2,211	6,146,282
	$ 60,624,239	$ 265,987	$ 23,923	$ 60,866,303

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

2. Investment Securities (Continued)

    The table below shows the gross unrealized losses and fair value of securities that are in an unrealized loss position as of March 31, 2012, aggregated by length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

U. S. Treasury	$ 28,980,130	$ 40,552	$ -	$ -	$ 28,980,130	$ 40,552
U. S. Government Agency	5,991,200	8,800	-	-	5,991,200	8,800
State and municipal	967,781	6,907	-	-	967,781	6,907
Equity securities	494,210	81,787	249,594	336,406	743,804	418,193
	$ 36,433,321	$ 138,046	$ 249,594	$ 336,406	$ 36,682,915	$ 474,452

    The debt securities for which an unrealized loss is recorded are issues of the U. S. Treasury, the Federal Home Loan Bank (a U. S. government agency), and general and highly rated revenue obligations of states and municipalities. The Company has the ability and intends to hold these securities until they are called or mature at face value. Fluctuations in fair value reflect market conditions, and are not indicative of an other than temporary impairment of the investments.
    The equity securities for which an unrealized loss is recorded are issues of community banks and bank holding companies located in the same general geographic area as the Company. During 2011, the Company recorded expense of $188,994 related to the other than temporary impairment of two equity holdings. Management continues to monitor the financial condition of the issuers.
    The amortized cost and estimated fair value of debt securities, by contractual maturity, and the amount of pledged securities follow. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012		December 31, 2011
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Available for sale
Within one year	$ 29,009,812	$ 29,046,110	$ 32,099,999	$ 32,167,588
After one year
through five years	14,424,133	14,466,567	12,206,498	12,288,356
After ten years	1,997,003	2,931,600	1,996,931	2,995,400
	$ 45,430,948	$ 46,444,277	$ 46,303,428	$ 47,451,344

Held to maturity
Within one year	$ 21,100,960	$ 21,180,470	$ 27,304,678	$ 27,382,951
After one year
through five years	32,301,668	32,388,607	33,319,561	33,483,352
	$ 53,402,628	$ 53,569,077	$ 60,624,239	$ 60,866,303

Pledged securities	$ 21,361,719	$ 21,480,910	$ 22,739,753	$ 22,905,072

    Investments are pledged to secure deposits of federal and local governments. Pledged securities also serve as collateral for securities sold under agreements to repurchase.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Loans and Allowance for Loan Losses

    Major classifications of loans are as follows:

	March 31, 2012	December 31, 2011
Real estate mortgages
Construction, land development, and land	$ 13,489,253	$ 13,162,460
Residential 1 to 4 family, 1st liens	86,312,539	85,772,367
Residential 1 to 4 family, subordinate liens	2,011,288	2,015,355
Commercial properties	116,838,314	113,010,943
Commercial	14,182,421	12,507,978
Consumer	1,708,737	1,737,297
Total loans	234,542,552	228,206,400
Allowance for loan losses	772,866	672,261
Loans, net	$ 233,769,686	$ 227,534,139

    Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans. Nonperforming assets are comprised of nonperforming loans combined with real estate acquired in foreclosure and held for sale (other real estate owned). The following table details the composition of nonperforming assets:

	March 31, 2012	December 31, 2011
Loans 90 days or more past due and still accruing
Real estate mortgages
Construction, land development, and land	$ 232,085	$ -
Commercial properties	684,422	684,422
Total	916,507	684,422

Nonaccruing loans
Real estate mortgages
Construction, land development, and land	608,123	965,708
Residential 1 to 4 family	249,367	-
Total current	857,490	965,708

Real estate mortgages
Construction, land development, and land	335,891	255,081
Residential 1 to 4 family	666,783	1,214,516
Commercial properties	922,467	932,966
Total past due 30 days or more	1,925,141	2,402,563
Total nonaccruing loans	2,782,631	3,368,271
Total nonperforming loans	3,699,138	4,052,693
Other real estate owned	1,659,260	1,715,138
Total nonperforming assets	$ 5,358,398	$ 5,767,831

Interest not accrued to income on nonaccruing loans	$ 42,201	$ 118,643

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Loans and Allowance for Loan Losses (continued)

    No interest income was recognized on a cash-basis on non-accruing loans during the periods presented in the table above. Payments received on non-accruing loans were applied as reductions of principal.

    The following is a schedule of transactions in the allowance for loan losses by type of loan. The Company did not acquire any loans with deteriorated credit quality during the periods presented.

Real estate mortgages
Construction
March 31, 2012	and Land	Residential	Commercial	Commercial	Consumer	Unallocated	Total
Beginning balance	$ 160,392	$ 42,064	$ 193,570	$ 197,353	$ 60,487	$ 18,395	$ 672,261
Loans charged off	(45,081)	(58,526)	-	(363)	(5,118)	-	(109,088)
Recoveries	-	15,000	-	-	2,193	-	17,193
Provision charged to operations	82,500	115,000	858	(20,000)	(12,500)	26,642	192,500
Ending balance	$ 197,811	$ 113,538	$ 194,428	$ 176,990	$ 45,062	$ 45,037	$ 772,866

Individually evaluated for impairment:
Balance in allowance	$ -	$ -	$ -	$ -	$ -		$ -
Related loan balance	$ 944,538	$ 915,627	$ 1,606,888	$ -	$ -		$ 3,467,053

Collectively evaluated for impairment:
Balance in allowance	$ 197,811	$ 113,538	$ 194,428	$ 176,990	$ 45,062	$ 45,037	$ 772,866
Related loan balance	$ 12,544,715	$ 87,408,200	$ 115,231,426	$ 14,182,421	$ 1,708,737		$ 231,075,499

December 31, 2011
Beginning balance	$ 235,437	$ 50,602	$ 356,993	$ 194,946	$ 119,228	$ 25,972	$ 983,178
Loans charged off	(227,197)	(353,238)	(865,683)	(18,492)	(19,650)	-	(1,484,260)
Recoveries	39,072	300	-	410	6,261	-	46,043
Provision charged to operations	113,080	344,400	702,260	20,489	(45,352)	(7,577)	1,127,300
Ending balance	$ 160,392	$ 42,064	$ 193,570	$ 197,353	$ 60,487	$ 18,395	$ 672,261

Individually evaluated for impairment:
Balance in allowance	$ -	$ -	$ -	$ -	$ -		$ -
Related loan balance	$ 1,220,789	$ 1,188,260	$ 1,617,388	$ -	$ -		$ 4,026,437

Collectively evaluated for impairment:
Balance in allowance	$ 160,392	$ 42,064	$ 193,570	$ 197,353	$ 60,487	$ 18,395	$ 672,261
Related loan balance	$ 11,941,671	$ 86,599,462	$ 111,393,555	$ 12,507,978	$ 1,737,297		$ 224,179,963

March 31, 2011
Beginning balance	$ 235,437	$ 50,602	$ 356,993	$ 194,946	$ 119,228	$ 25,972	$ 983,178
Loans charged off	-	-	-	(2,945)	(7,193)	-	(10,138)
Recoveries	-	150	-	284	1,418	-	1,852
Provision charged to operations	35,000	-	117,500	44,899	(41,353)	(10,646)	145,400
Ending balance	$ 270,437	$ 50,752	$ 474,493	$ 237,184	$ 72,100	$ 15,326	$ 1,120,292

Individually evaluated for impairment:
Balance in allowance	$ 110,509	$ -	$ 350,000	$ -	$ -		$ 460,509
Related loan balance	$ 1,525,626	$ 823,350	$ 2,569,507	$ -	$ -		$ 4,918,483

Collectively evaluated for impairment:
Balance in allowance	$ 159,928	$ 50,752	$ 124,493	$ 237,184	$ 72,100	$ 15,326	$ 659,783
Related loan balance	$ 17,929,910	$ 91,435,551	$ 114,625,008	$ 15,457,291	$ 1,559,548		$ 241,007,308

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Loans and Allowance for Loan Losses (continued)

    The table below shows the relationship of net charged-off loans and the balance in the allowance to gross loans and average loans.

Allowance for Loan Losses
	For three months ended		For the year ended
	March 31		December 31
	2012	2011	2011

Net loans charged off	$ 91,895	$ 8,286	$ 1,438,217

Balance at end of period	$ 772,866	$ 1,120,292	$ 672,261

Gross loans outstanding at the end of the period	$ 234,542,552	$ 245,925,791	$ 228,206,400
Allowance for loan losses to gross loans
outstanding at the end of the period	0.33%	0.46%	0.29%

Average gross loans outstanding during the period	$ 230,408,444	$ 240,422,747	$ 237,757,026
Annualized net charge-offs as a percentage of
average gross loans outstanding during the period	0.16%	0.01%	0.60%

    Loans are considered past due when either principal or interest is not paid by the date on which payment is due. The following table is an analysis of past due loans by days past due and type of loan.

Age Analysis of Past Due Loans
			90 Days				> 90 Days
	30-59 Days	60-89 Days	Past Due	Total		Total	Past Due and
March 31, 2012	Past Due	Past Due	Or Greater	Past Due	Current	Loans	Accruing
Real Estate
Construction, land development,
and land	$ 336,415	$ -	$ 232,085	$ 568,500	$ 12,920,753	$ 13,489,253	$ 232,085
Residential 1 to 4 family, 1st lien	1,488,879	438,227	666,260	2,593,366	83,719,173	86,312,539	-
Residential 1 to 4 family, subordinate	-	9,359	-	9,359	2,001,929	2,011,288	-
Commercial properties	-	618,608	1,606,888	2,225,496	114,612,818	116,838,314	684,422
Commercial	109,655	-	-	109,655	14,072,766	14,182,421	-
Consumer	2,103	22,265	-	24,368	1,684,369	1,708,737	-
Total	$ 1,937,052	$ 1,088,459	$ 2,505,233	$ 5,530,744	$ 229,011,808	$ 234,542,552	$ 916,507

December 31, 2011
Real Estate
Construction, land development,
and land	$ -	$ 232,655	$ 255,081	$ 487,736	$ 12,674,724	$ 13,162,460	$ -
Residential 1 to 4 family, 1st lien	177,908	827,281	968,570	1,973,759	83,798,608	85,772,367	-
Residential 1 to 4 family, subordinate	-	-	-	-	2,015,355	2,015,355
Commercial properties	627,117	32,953	1,617,388	2,277,458	110,733,485	113,010,943	684,422
Commercial	-	-	-	-	12,507,978	12,507,978	-
Consumer	-	2,302	-	2,302	1,734,995	1,737,297	-
Total	$ 805,025	$ 1,095,191	$ 2,841,039	$ 4,741,255	$ 223,465,145	$ 228,206,400	$ 684,422

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

	Unpaid		Average	Interest Income
	Principal	Related	Recorded	Recognized
March 31, 2012	Balance	Allowance	Investment	During Impairment
With no related allowance recorded
Construction, land development, and land	$ 944,538	$ -	$ 958,313	$ -
Residential 1 to 4 family, 1st liens	915,627	-	928,971	-
Commercial properties	1,606,888	-	1,612,138	13,224
Total, all categories	$ 3,467,053	$ -	$ 3,499,421	$ 13,224

December 31, 2011
With no related allowance recorded
Construction, land development, and land	$ 1,220,789	$ -	$ 1,322,323	$ -
Residential 1 to 4 family, 1st liens	1,214,516	-	1,329,911	-
Commercial properties	1,617,388	-	2,072,269	44,469
Total, all categories	$ 4,052,693	$ -	$ 4,724,503	$ 44,469

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

	March 31, 2012	December 31, 2011
Real Estate Credit Risk Profile by Internally Assigned Grade
Construction, land development, and land
Pass	$ 12,544,715	$ 11,941,671
Doubtful
Nonperforming: 90 days or more past due and/or non-accruing	944,538	1,220,789
Total	$ 13,489,253	$ 13,162,460

Residential 1 to 4 family
Pass	$ 84,302,698	$ 83,934,669
Substandard	3,105,503	2,638,537
Doubtful
Less than 90 days past due	249,366	-
Nonperforming: 90 days or more past due and/or non-accruing	666,260	1,214,516
Total	$ 88,323,827	$ 87,787,722

Commercial properties
Pass	$ 109,149,505	$ 106,062,119
Substandard	6,081,920	5,331,436
Doubtful
Nonperforming: 90 days or more past due and/or non-accruing	1,606,889	1,617,388
Total	$ 116,838,314	$ 113,010,943

Commercial Credit Risk Profile by Internally Assigned Grade
Pass	$ 14,182,421	$ 12,507,978
Total	$ 14,182,421	$ 12,507,978

Consumer Credit Risk Profile by Internally Assigned Grade
Special Mention	$ 2,463	$ -
Pass	1,706,274	1,737,297
Total	$ 1,708,737	$ 1,737,297

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Loans and Allowance for Loan Losses (continued)

    The modification or "restructuring" of terms on a loan is considered a "troubled debt" restructuring if it is done to accommodate a borrower who is experiencing financial difficulties. The lender may forgive principal, lower the interest rate or payment amount, or may modify the payment due dates or maturity date of a loan for a troubled borrower.
    At the time of restructuring, the Company may reduce the outstanding principal balance of a loan by recording a loss through the allowance for loan losses. There were no losses recorded as part of a restructure in the three months ended March 31, 2012 or the year ended December 31, 2011. Some troubled debt restructurings have resulted in losses due to payment default or principal reductions recorded as losses through the allowance for loan losses subsequent to restructuring. Other restructured loans have been collected with no loss of principal or have been returned to their original contractual terms.
    The following table details information about troubled debt restructurings during the periods presented.

	At the time of restructuring			Subsequent to restructuring
	Number of	Balance prior to	Balance after	Number of	Defaults on	Other principal
March 31, 2012	contracts	restructuring	restructuring	defaults	restructures	reductions
Real Estate
Residential 1-4 family, 1st liens	1	$ 337,727	$ 337,727	0	$ -	$ -
Commercial properties	1	604,997	604,997	0	-	-
Total	2	$ 942,724	$ 942,724	0	$ -	$ -

December 31, 2011
Real Estate
Residential 1-4 family, 1st liens	4	$ 1,554,683	$ 1,554,683	0	$ -	$ -
Commercial properties	1	517,998	517,998	0	-	-
Total	5	$ 2,072,681	$ 2,072,681	0	$ -	$ -

    Troubled debt restructurings with outstanding principal balances as of March 31, 2012 were as follows:

			Paying as agreed	Past due
	Number of		under	30 days or more
	contracts	Current balance	modified terms	or non-accruing
Real Estate
Construction, land development, and land	1	$ 336,415	$ -	$ 336,415
Residential 1 to 4 family	15	$ 3,393,879	1,927,254	1,466,625
Commercial properties	9	$ 6,246,907	4,737,174	1,509,733
Total	25	$ 9,977,201	$ 6,664,428	$ 3,312,773

Credit Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Loan commitments

    Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Outstanding loan commitments and letters of credit consist of:

	March 31, 2012	December 31, 2011
Loan commitments and lines of credit
Construction and land development	$ 2,486,000	$ 1,999,670
Other	17,392,039	22,346,026
	$ 19,878,039	$ 24,345,696

Standby letters of credit	$ 1,492,487	$ 1,486,677

5. Assets Measured at Fair Value on a Recurring Basis

    The Company values investment securities classified as available for sale on a recurring basis. The fair value hierarchy established in the Financial Accounting Standards Board accounting standards codification topic titled Fair Value Measurements defines three input levels for fair value measurement. Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than those in Level 1. Level 3 is based on significant unobservable inputs. The Company values US Treasury securities, government agency securities, and an equity investment in an actively traded public utility under Level 1. Municipal debt securities and equity investments in community banks are valued under Level 2. The Company has no assets measured at fair value on a recurring basis that are valued under Level 3 criteria. At March 31, 2012, values for available for sale investment securities measured at fair value on a recurring basis were established as follows:

	Total	Level 1 Inputs	Level 2 Inputs
Measured on a recurring basis
Investment securities available for sale	$ 48,181,783	$ 46,440,078	$ 1,741,705

    The Company values impaired loans and other real estate acquired through foreclosure at fair value on a non-recurring basis under Level 2. The Company has no assets measured at fair value on a non-recurring basis that are valued under Level 1 or Level 3 criteria. At March 31, 2012, values for impaired loans and other real estate owned measured at fair value on a non-recurring basis were established as follows:

	Total	Level 1 Inputs	Level 2 Inputs
Measured on a non-recurring basis
Impaired loans	$ 3,467,053	$ -	$ 3,467,053
Other real estate owned	1,659,260	-	1,659,260
	$ 5,126,313	$ -	$ 5,126,313

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

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

6. New accounting standards

    The following accounting pronouncements have been approved by the Financial Accounting Standards Board but had not become effective as of March 31, 2012. These pronouncements would apply to the Company if the Company or the Bank entered into an applicable activity.

    ASU No. 2011-11, "Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities," amends Balance Sheet (Topic 210), to require an entity to disclose both gross and net information about both financial instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The financial instruments and transactions would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and lending arrangements. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.
    ASU No. 2011-05, "Comprehensive Income (Topic 220) - Presentation of Comprehensive Income." ASU 2011-05 amends Topic 220, "Comprehensive Income," to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments. An entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 "Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," as further discussed below. ASU 2011-05 was adopted early by the Company and applied to the financial statements for the period ended December 31, 2011.
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
    The Company currently engages in no business other than owning and managing the Bank. The Bank employed 90 full time equivalent employees as of March 31, 2012. The Bank hires seasonal employees during the summer. The Company has no employees other than those hired by the Bank.

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

Financial Condition
     Total assets of the Company increased $2.7 million (0.64%) from December 31, 2011 to March 31, 2012. Combined deposits and customer repurchase agreements increased $1.9 million (0.54%) during the same period. Much of the deposit and asset growth from the previous year-end to the end of the first quarter stems from continuing market instability as a prolonged general economic recession is followed by a sluggish recovery. Consumers often seek the safety of conservatively run community banks when the stock market suffers a significant downturn. Increased deposit insurance limits also give customers a greater sense of security in bank deposits.
    Average assets and average deposits increased $8.9 million and $7.3 million, respectively, from first quarter 2011 to first quarter 2012.

Loan Portfolio
     From December 31, 2011 to March 31, 2012 the gross loan portfolio has grown $6.3 million (2.77%). Growth in the loan portfolio has been funded by reductions in the investment portfolio. Because loans earn at higher average rates than investments, this shift has a positive effect on earnings. There is no adverse impact on the Company’s ability to meet liquidity demands resulting from recent increases in the loan portfolio.
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
    Management also evaluates trends in delinquencies, the composition of the portfolio, concentrations of credit, and changes in lending products, processes, or staffing. Management further considers external factors such as the interest rate environment, competition, current local and national economic trends, and the results of recent independent reviews by auditors and banking regulators. The protracted slow-down in the real-estate market has affected both the price and time to market residential and commercial properties. Management closely monitors such trends and the potential effect on the Company. Since the beginning of the current adverse economic conditions in late 2007, the Company has experienced historically high loan losses and provisions for loan losses. Management expects additional loan losses in 2012.

    Management also employs a risk rating system which gives weight to collateral status (secured vs. unsecured), and to the absence or improper execution of critical contract or collateral documents. Unsecured loans and those loans with critical documentation exceptions, as defined by management, are considered to have greater loss exposure. Management incorporates these factors in the formula-based portion of the ALLL. Additionally, consideration is given to those segments of the loan portfolio which management deems to pose the greatest likelihood of loss. A schedule of loans by credit quality indicator (risk rating) can be found in Note 4.
    Management believes that in a general economic downturn, such as the region has experienced since late 2007, the Bank’s greatest likelihood of loss is in unsecured loans - commercial and consumer, and in secured consumer loans. Reserves for these segments of the portfolio are included in the formula-based portion of the ALLL. As of March 31, 2012, management reserved 135 bp against unsecured loans, and consumer loans secured by other than real estate. The reserve has been increased 10 bp since March 31, 2011 due to the continued uncertainty of regional, national, and global economic recovery. Additionally, management reserved 10% against overdrawn checking accounts which are a distinct high risk category of unsecured loan.
    Borrowers whose cash flow is impaired as a result of prevailing economic conditions have also experienced depressed real estate values. Management recognizes that the combination of these circumstances – reduced revenue and depressed collateral values, may increase the likelihood of loss in the Bank’s real estate secured loan portfolio. Management closely monitors conditions that might indicate deterioration of collateral value on significant loans and, when possible, obtains additional collateral as required to limit the Bank’s loss exposure. The Bank foreclosed on mortgages during 2009, 2010, and 2011 and expects additional foreclosures in 2012. Foreclosures may result in loan losses, costs to hold real estate acquired in foreclosure, and losses on the sale of real estate acquired in foreclosure. While management is unable to predict the financial consequences of future foreclosure activity, the provision for loss on likely loan foreclosures is considered in specific reserves in the ALLL.
    Historically, the absence or improper execution of a document has not resulted in a loss to the Bank, however, management recognizes that the Bank’s loss exposure is increased until a critical contract or collateral documentation exception is cured. At March 31, 2012, management reserved 10 bp against the outstanding balances of loans identified as having critical documentation exceptions.
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
    The provision for loan losses is a decrease or increase to earnings in the current period to bring the allowance to a level established by application of management’s allowance methodology. The allowance is also increased by recoveries of amounts previously charged-off and decreased when loans are charged-off as losses, which occurs when they are deemed to be uncollectible. A provision of $192,500 was made in the first quarter of 2012 while a provision of $145,400 was made in the comparable period in 2011. The level of the ALLL increased by $100,605 during the 1st quarter primarily due to an increase in the mortgage loan portfolio and the historical loss experience applied to that portfolio. As the recession continues and borrowers’ suffer personal and professional financial hardship, the likelihood of loss on previously performing loans remains high. As Management identifies loans with heightened loss potential, a provision for those losses is recorded.
    Management considers the March 31, 2012 allowance appropriate and adequate to absorb identified and inherent losses in the loan portfolio. As of March 31, 2012, management has identified a loan of approximately $2,500 which is anticipated to be fully charged-off within the next 12 months. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

    The Bank experienced net charge-offs of $91,895 and $8,286 in the first quarters of 2012 and 2011, respectively. The higher net charge-offs are a result of short sales and restructurings completed during the quarter. Management expects loan losses to continue throughout 2012 similar to levels experienced in 2011. See Note 4 for a schedule of transactions in the allowance for loan losses.
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
    Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans. Nonperforming assets are comprised of nonperforming loans combined with other real estate owned, which is real estate acquired in foreclosure and held for sale. Nonperforming assets decreased $409,433 (7.1%) from December 31, 2011 to March 31, 2012 as a result of short sales completed in the quarter. See Note 4 for additional information about nonperforming assets.
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
    Impaired loans may have specific reserves, or valuation allowances, allocated to them in the ALLL. Estimates of loss reserves on impaired loans may be determined based on any of the three following measurement methods which conform to authoritative accounting guidance: (1) the present value of future cash flows, (2) the fair value of collateral, if repayment of the loan is expected to be provided by underlying collateral, or (3) the loan’s observable fair value. The Bank selects and applies, on a loan-by-loan basis, the appropriate valuation method. If, after applying one of these methods, management believes that the Bank will not take a loss on a specific loan, that loan is grouped with other homogeneous loans for evaluation under formula-based criteria described previously. Impaired loans including nonaccruing loans totaled $3,467,053 and $4,052,693 at March 31, 2012, and December 31, 2011, respectively. See Note 4 for additional information about impaired loans.

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
    Due to its location in a seasonal resort area, the Bank typically experiences a decline in deposits, federal funds sold and investment securities throughout the first quarter of the year when business customers are using their deposits to meet cash flow needs. This trend is not evident in the first quarter of 2012 as current deposits levels are comparable with deposits as of December 31, 2011. The Bank has experienced a decrease in investment securities during the first quarter as funds were needed to support loan portfolio growth. Management expects that beginning late in the second quarter and throughout the third quarter, liquidity levels will rise as business borrowers start repaying loans, and the Bank receives deposits from seasonal business customers, summer residents and tourists.
    Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits and retail repurchase agreements were 49.26% for the first quarter of 2012 compared to 45.26% for the same quarter of 2011.
    The Company has available lines of credit, including overnight federal funds and reverse repurchase agreements, totaling $28,000,000 as of March 31, 2012.
    Average net loans to average deposits were 69.34% versus 73.89% as of March 31, 2012 and 2011, respectively. Average net loans decreased by 4.04% while average deposits grew by 2.26%. Deposit increases were generally reinvested in overnight federal funds sold and investment securities. Average deposit balance increases occurred in all categories of deposits except time deposits. When market interest rates are very low, as they have been since late 2008, investors may prefer to remain more liquid by moving funds into NOW or money market accounts. This allows them to be able to act on an opportunity for higher earnings without waiting for a time deposit to mature. Resulting changes in deposit portfolio composition do not have a negative impact on the Company’s ability to meet liquidity demands.

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
    On the liability side, deposit products are structured to offer incentives to attain the desired maturity distributions and repricing opportunities. Competitive factors sometimes make control over deposits more difficult and, therefore, less effective as an interest rate sensitivity management tool.
    The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources, and liquidity. Management of the liability mix of the balance sheet focuses on deposit product pricing and offerings.
    As of March 31, 2012, the Company was cumulatively asset-sensitive for all time horizons. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Results of Operations
     Net income for the three months ended March 31, 2012, was $1,056,681 or $0.35 per share, compared to $1,251,208 or $0.42 per share for the first quarter of 2011. This represents a decrease of $194,527 or 15.55% from the prior year. The key components of net income are discussed in the following paragraphs.
    For the first quarter of 2012 compared to 2011, net interest income decreased $235,573 (6.24%). While balances of interest-bearing assets and liabilities increased, lower yields caused overall reductions in both interest revenues and expense. Although average total interest-earning assets increased $2.9 million (0.77%), decreased rates offset revenue increases attributable to volume. Average interest-bearing liabilities increased $2.1 million (0.84%) while experiencing lower related expense, again due to rate reductions.
    The tax-equivalent quarterly yield on interest-earning assets decreased by 46 basis points from 4.62% for first quarter 2011 to 4.16% in 2012. The quarterly yield on interest-bearing liabilities decreased by 22 basis points from 0.65% in 2011 to 0.43% in 2012. In combination, these shifts contribute to a decrease in net margin on interest-earning assets of 32 basis points.
    The Company’s net interest income is one of the most important factors in evaluating its financial performance. Management uses interest rate sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease one hundred basis points, and all assets and liabilities maturing or repricing within that period were fully adjusted for the rate change, the Company would experience a decrease of approximately 4.8% in net interest income. Conversely, if prime were to increase one hundred basis points, and all assets and liabilities maturing or repricing within that period were fully adjusted for the rate change, the Company would experience an increase in net interest income of the same percentage. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management’s reaction to this rate change would be to reprice its loans or deposits or both.

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

Average Balances, Interest, and Yields
	For the quarter ended			For the quarter ended
	March 31, 2012			March 31, 2011
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield
Assets
Federal funds sold	$ 35,168,307	$ 8,518	0.10%	$ 33,530,469	$ 14,480	0.18%
Interest-bearing deposits	10,563,682	13,235	0.50%	10,941,834	14,675	0.54%
Investment securities	100,149,832	224,119	0.90%	88,884,897	289,164	1.32%
Loans, net of allowance	229,711,615	3,635,241	6.36%	239,372,627	3,930,946	6.66%
Total interest-earning assets	375,593,436	3,881,113	4.16%	372,729,827	4,249,265	4.62%
Noninterest-bearing cash	19,552,083			15,298,687
Other assets	16,592,674			14,810,421
Total assets	$ 411,738,193			$ 402,838,935

Liabilities and Stockholders' Equity
Interest-bearing deposits
NOW	$ 60,323,780	31,434	0.21%	$ 59,716,925	51,333	0.35%
Money market	50,571,367	45,945	0.37%	44,655,962	54,071	0.49%
Savings	51,582,444	30,633	0.24%	47,721,463	40,663	0.35%
Other time	89,444,016	165,824	0.75%	97,753,213	257,407	1.07%
Total interest-bearing deposits	251,921,607	273,836	0.44%	249,847,563	403,474	0.65%
Securities sold under agreements to repurchase & federal funds purchased	4,529,077	2,820	0.25%	4,472,621	5,401	0.49%
Total interest-bearing liabilities	256,450,684	276,656	0.43%	254,320,184	408,875	0.65%
Noninterest-bearing deposits	79,369,574			74,127,013
	335,820,258	276,656	0.33%	328,447,197	408,875	0.50%
Other liabilities	162,104			346,740
Stockholders' equity	75,755,831			74,044,998
Total liabilities and
stockholders' equity	$ 411,738,193			$ 402,838,935
Net interest spread			3.73%			3.97%
Net interest income		$ 3,604,457			$ 3,840,390
Net margin on interest-earning assets			3.86%			4.18%

Tax equivalent adjustment in:
Investment income		$ 20,400			$ 21,855
Loan income		$ 41,420			$ 40,325

    Provisions for loan losses of $192,500 and $145,400 were recorded during the three months ended March 31, 2012 and 2011, respectively. Net loans charged-off were $91,895 and $8,286 during the first quarters of 2012 and 2011, respectively. Management expects additional losses to occur during 2012, and those losses may be significant. Provisions for anticipated losses are included in the ALLL. The increase in loan losses from first quarter 2011 to 2012 is a result of short sales and a restructuring completed during the quarter. See Loan Quality and the Allowance for Loan Losses for a discussion of the provision for loan losses.
    Noninterest revenue for the first quarter of 2012 is $21,904 (4.9%) higher than the comparable period last year due primarily to the incremental income from an additional investment made in bank owned life insurance and increased debit card fees from higher customer usage. These increases were partially offset by a decrease in service charge revenue of $22,073 (10.2%) which is substantially due to declining fees resulting from lower volume of items presented against insufficient funds.
    Noninterest expense for the first quarter of 2012 is $57,458 (2.7%) higher than the previous year. Decreases in employee benefits, occupancy costs, and deposit insurance premiums were offset by an increase of $143,711 (42.8%) in other operating expenses. Increases in other operating costs are attributable to higher professional fees associated with loan collection efforts and service contract termination fees.
    The decrease in income taxes for the quarter ended March 31, 2012 is proportionate to the decline in income before income taxes. The Company’s effective tax rate is approximately 36.0%.

Plans of Operation
     The Bank offers a full range of deposit services including checking, NOW, Money Market, and savings accounts, and time deposits including certificates of deposit. The transaction, savings, and certificate of deposit accounts are tailored to the Bank’s principal market areas at rates competitive to those offered in the area. The Bank also offers Individual Retirement Accounts (IRA), Health Savings Accounts, and Education Savings Accounts. All deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to the maximum amount allowed by law. The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities. The Bank offers individual customers up to $50 million in FDIC insured deposits through the Certificate of Deposit Account Registry Services® network (CDARS).
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
    Other bank services include cash management services, 24-hour ATMs, debit cards, safe deposit boxes, direct deposit of payroll and social security funds, and automatic drafts for various accounts. The Bank offers bank-by-phone and Internet banking services, including electronic bill-payment, to both commercial and retail customers. The Bank’s commercial customers can subscribe to a remote capture service that enables them to electronically capture check images and make on-line deposits. The Bank also offers non-deposit investment products including retail repurchase agreements.

Capital Resources and Adequacy
     Total stockholders’ equity increased $1,009,447 (1.3%) from December 31, 2011 to March 31, 2012. This increase is attributable to comprehensive income of $1,023,547 for the 3 months ended March 31, 2012 less stock repurchases of $14,100 recorded during the same period.
    Under the capital guidelines of the Federal Reserve Board and the FDIC, the Company and Bank are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders' equity – common stock, additional paid-in capital, and retained earnings. In addition, the Company and the Bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to average total assets) of at least 4%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest-rated institutions.
    Tier one risk-based capital ratios of the Company as of March 31, 2012 and December 31, 2011 were 34.2% and 35.0%, respectively. Both are substantially in excess of regulatory minimum requirements.

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
    At March 31, 2012, the Company’s interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 20.3%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans or change the rates rests with management.

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
    The Company’s management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012. Based on that evaluation, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

Changes in Internal Controls
     During the quarter ended on the date of this report, there were no significant changes in the Company’s internal control over financial reporting that have had or are reasonably likely to have a material effect on the Company’s internal control over financial reporting. As of March 31, 2012, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s internal controls over financial reporting are effective.

Part II. Other Information

Item 1. Legal Proceedings
     Not applicable

Item 1A. Risk Factors
     The Company and the Bank are subject to various types of risk during the normal conduct of business. There has been no material change in risk factors or levels of risk as previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
 ( c ) The following table presents information about the Company’s repurchase of its equity securities during the calendar quarter ended on the date of this report.

			(c) Total number	(d) Maximum number
	(a) Total	(b) Average	of Shares Purchased	of Shares that may
	Number	Price Paid	as Part of a Publicly	yet be Purchased
Period	of Shares	per Share	Announced Program	Under the Program
January	600	23.50	600	295,265
February	-	-	-	295,265
March	-	-	-	295,265
Totals	600	23.50	600

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
    There is no set expiration date for this program. No other stock repurchase plan or program existed or exists simultaneously, nor has any other plan or program expired during the period covered by this table. Common shares repurchased under this plan are retired. From its inception through March 31, 2012, 244,277 shares were retired under this program with 600 of those shares being retired during the quarter ended March 31, 2012. As of March 31, 2012, 295,265 shares are available to repurchase under the reinstated program announced on September 14, 2011.

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

	2012		2011
Sales price per share	High	Low	High	Low
First quarter	$ 24.50	$ 22.35	$ 34.00	$ 26.50
Second quarter			$ 28.50	$ 26.00
Third quarter			$ 32.00	$ 21.00
Fourth quarter			$ 25.50	$ 22.10

Item 3. Defaults Upon Senior Securities
     Not applicable

Item 4. Mine Safety Disclosures
     Not applicable

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

Date: April 30, 2012

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

Date: April 30, 2012

By: /s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial & Accounting Officer)

Exhibit 31.2Exhibit 32
Certification - Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2012, of Calvin B. Taylor Bankshares, Inc:

(1) The referenced report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Calvin B. Taylor Bankshares, Inc.

Date: April 30, 2012

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

Date: April 30, 2012

By: /s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

By: /s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial & Accounting Officer)