Form 10-Q
period 2012-06-30
TAYLOR CALVIN B BANKSHARES INC
filed 2012-08-03
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
Commission File No. 000-50047

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

On July 31, 2012, 2,986,043 shares of the registrant's common stock were issued and outstanding.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Form 10-Q
Index

Part I -	Financial Information	Page

Item 1	Consolidated Financial Statements
	Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	3
	Consolidated Statements of Comprehensive Income for the three months
	ended June 30, 2012 and 2011	4
	Consolidated Statements of Comprehensive Income for the six months
	ended June 30, 2012 and 2011	5
	Consolidated Statements of Cash Flows for the six months
	ended June 30, 2012 and 2011	6-7
	Notes to Consolidated Financial Statements	8-18

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	19-27

Item 3	Quantitative and Qualitative Disclosures About Market Risks	27

Item 4	Controls and Procedures	28

Part II -	Other Information

Item 1	Legal Proceedings	29
Item 1A	Risk Factors	29
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3	Defaults Upon Senior Securities	30
Item 4	Mine Safety Disclosures	30
Item 5	Other Information	30
Item 6	Exhibits	30-33

	Signatures	34

Part I - Financial Information, Item 1 Financial Statements
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
	(unaudited)
	June 30,	December 31,
	2012	2011
Assets
Cash and due from banks	$ 23,299,860	$ 22,135,410
Federal funds sold	35,580,082	30,541,229
Interest-bearing deposits	13,580,301	10,548,467
Investment securities available for sale	45,232,754	49,096,875
Investment securities held to maturity (approximate
fair value of $66,055,779 and $60,866,303)	65,898,173	60,624,239
Loans, less allowance for loan losses
of $763,308 and $672,261	236,057,048	227,534,139
Premises and equipment	6,099,524	6,124,349
Other real estate owned	1,659,260	1,715,138
Accrued interest receivable	1,305,170	1,173,678
Computer software	145,130	143,383
Bank owned life insurance	7,557,520	5,436,395
Prepaid Expenses	795,253	1,031,426
Other assets	204,326	123,436
Total assets	$ 437,414,401	$ 416,228,164

Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$ 94,624,037	$ 83,136,325
Interest-bearing	259,215,770	252,920,179
Total deposits	353,839,807	336,056,504
Securities sold under agreements to repurchase	5,232,830	3,998,168
Accrued interest payable	72,772	90,079
Deferred income taxes	286,613	223,583
Other liabilities	33,847	136,371
Total Liabilities	359,465,869	340,504,705
Stockholders' equity
Common stock, par value $1 per share
authorized 10,000,000 shares, issued and outstanding
2,991,543 shares at June 30, 2012, and
2,996,323 shares at December 31, 2011	2,991,543	2,996,323
Additional paid-in capital	8,531,670	8,640,433
Retained earnings	65,621,953	63,301,231
Total tier 1 capital	77,145,166	74,937,987
Accumulated other comprehensive income	803,366	785,472
Total stockholders' equity	77,948,532	75,723,459
Total liabilities and stockholders' equity	$ 437,414,401	$ 416,228,164

The accompanying notes are an integral part of these financial statements.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)
	For the three months ended
	June 30
	2012	2011
Interest and dividend revenue
Loans, including fees	$ 3,648,304	$ 3,946,500
U.S. Treasury and government agency securities	175,017	248,240
State and municipal securities	12,172	14,510
Federal funds sold	9,689	9,980
Interest-bearing deposits	13,239	14,589
Equity securities	8,203	8,813
Total interest and dividend revenue	3,866,624	4,242,632

Interest expense
Deposits	239,839	363,530
Borrowings	3,054	5,160
Total interest expense	242,893	368,690
Net interest income	3,623,731	3,873,942

Provision for loan losses	105,000	803,500
Net interest income after provision for loan losses	3,518,731	3,070,442

Noninterest revenue
Service charges on deposit accounts	200,122	235,866
ATM and debit card	172,594	156,753
Increase in cash surrender value of bank owned life insurance	65,230	43,677
Gain (loss) on disposition of assets	(6,223)	50
Loss on other than temporary impairment of investment value	-	(178,325)
Miscellaneous	98,745	90,511
Total noninterest revenue	530,468	348,532

Noninterest expenses
Salaries	901,051	873,440
Employee benefits	298,421	253,060
Occupancy	173,280	190,373
Furniture and equipment	107,908	113,272
Data processing	67,466	60,302
ATM and debit card	69,548	42,521
Deposit insurance premiums	48,111	73,660
Other operating	412,173	423,534
Total noninterest expenses	2,077,958	2,030,162

Income before income taxes	1,971,241	1,388,812

Income taxes	707,200	473,750
Net income	$ 1,264,041	$ 915,062

Earnings per common share - basic and diluted	$ 0.42	$ 0.30

Other comprehensive income, net of tax
Unrealized gains (losses) of available for sale investment securities
arising during the period, net of taxes of $22,367 and $86,409	51,027	200,377
Comprehensive income	$ 1,315,068	$ 1,115,439

The accompanying notes are an integral part of these financial statements.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)
	For the six months ended
	June 30
	2012	2011
Interest and dividend revenue
Loans, including fees	$ 7,242,125	$ 7,837,121
U.S. Treasury and government agency securities	360,355	492,758
State and municipal securities	25,252	29,287
Federal funds sold	18,207	24,460
Interest-bearing deposits	26,474	29,264
Equity securities	13,504	16,827
Total interest and dividend revenue	7,685,917	8,429,717

Interest expense
Deposits	513,675	767,004
Borrowings	5,874	10,561
Total interest expense	519,549	777,565
Net interest income	7,166,368	7,652,152

Provision for loan losses	297,500	948,900
Net interest income after provision for loan losses	6,868,868	6,703,252

Noninterest revenue
Service charges on deposit accounts	393,544	451,361
ATM and debit card	329,890	294,012
Increase in cash surrender value of bank owned life insurance	121,124	86,449
Gain (loss) on disposition of assets	(12,475)	250
Loss on other than temporary impairment of investment value	-	(178,325)
Miscellaneous	169,241	143,737
Total noninterest revenue	1,001,324	797,484

Noninterest expenses
Salaries	1,794,950	1,748,427
Employee benefits	598,618	615,655
Occupancy	362,295	413,232
Furniture and equipment	229,607	240,083
Data processing	133,350	127,414
ATM and debit card	140,980	89,161
Deposit insurance premiums	96,630	149,614
Other operating	892,040	759,630
Total noninterest expenses	4,248,470	4,143,216

Income before income taxes	3,621,722	3,357,520

Income taxes	1,301,000	1,191,250
Net income	$ 2,320,722	$ 2,166,270

Earnings per common share - basic and diluted	$ 0.77	$ 0.72

Other comprehensive income, net of tax
Unrealized gains (losses) of available for sale investment securities
arising during the period, net of taxes of $12,887 and $49,817	17,894	(16,813)
Comprehensive income	$ 2,338,616	$ 2,149,457

The accompanying notes are an integral part of these financial statements.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the six months ended
	June 30,
	2012	2011
Cash flows from operating activities
Interest and dividends received	$ 7,615,508	$ 8,404,824
Fees and commissions received	745,124	1,085,005
Interest paid	(537,023)	(811,695)
Cash paid to suppliers and employees	(3,861,841)	(3,830,228)
Income taxes paid	(1,186,396)	(1,651,955)
Net cash from operating activities	2,775,372	3,195,951

Cash flows from investing activities
Certificates of deposit purchased, net of maturities	(3,031,180)	1,990,820
Proceeds from maturities of investments available for sale	32,100,000	28,075,000
Purchase of investments available for sale	(28,216,980)	(15,082,996)
Proceeds from maturities of investments held to maturity	22,895,000	7,315,000
Purchase of investments held to maturity	(28,222,158)	(18,591,635)
Loans made, net of principal reductions	(8,820,409)	(3,617,610)
Proceeds from sale of other real estate and repossessed assets, net	55,985	-
Purchases of premises, equipment, and computer software	(236,094)	(260,425)
Proceeds from sale of real property and equipment	-	250
Purchase of bank owned life insurance	(2,000,000)	-
Net cash from investing activities	(15,475,836)	(171,596)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	(467,707)	(6,520,844)
Other deposits	18,251,009	12,850,730
Securities sold under agreements to repurchase	1,234,662	535,491
Common shares repurchased	(113,543)	-
Net cash from financing activities	18,904,421	6,865,377

Net increase in cash and cash equivalents	6,203,957	9,889,732

Cash and cash equivalents at beginning of period	52,689,223	50,531,537
Cash and cash equivalents at end of period	$ 58,893,180	$ 60,421,269

The accompanying notes are an integral part of these financial statements.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the six months ended
	June 30,
	2012	2011
Reconciliation of net income to net cash provided by
operating activities
Net income	$ 2,320,722	$ 2,166,270

Adjustments to reconcile net income to net cash
provided by operating activities
Provision for loan losses	297,500	948,900
Loss (gain) on sale of other real estate and repossessed assets	(108)	-
Loss from other than temporary impairment of investment value	-	178,325
Premium amortization and discount accretion	61,082	128,723
Depreciation and amortization	250,615	267,296
Loss on disposition of investment securities	4,026	-
Loss (gain) on disposition of fixed assets	8,557	(250)
Decrease (increase) in
Accrued interest receivable	(131,492)	(153,616)
Cash surrender value of bank owned life insurance	(121,124)	(86,449)
Other assets	90,821	349,542
Increase (decrease) in
Accrued interest payable	(17,307)	(34,129)
Accrued and deferred income taxes	114,604	(460,705)
Other liabilities	(102,524)	(107,956)
Net cash from operating activities	$ 2,775,372	$ 3,195,951

Composition of cash and cash equivalents
Cash and due from banks	$ 23,299,860	$ 19,070,231
Federal funds sold	35,580,082	41,299,150
Interest-bearing deposits, except for time deposits	13,238	51,888
Total cash and cash equivalents	$ 58,893,180	$ 60,421,269

The accompanying notes are an integral part of these financial statements.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation
    The accompanying unaudited consolidated financial statements conform with accounting principles generally accepted in the United States of America and to the instructions to Form 10-Q. Interim financial statements do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position and results of operations for these interim periods have been made. These adjustments are of a normal recurring nature. Results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected in any other interim period or for the year ending December 31, 2012. For further information, refer to the audited consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 2011.

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

Per share data
     Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding for the period, as follows:

	2012	2011
Three months ended June 30	2,993,971	3,000,508
Six months ended June 30	2,994,938	3,000,508

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

2. Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
June 30, 2012
Available for sale
U.S. Treasury	$ 42,009,625	$ 1,139,879	$ 6,615	$ 43,142,889
State and municipal	402,925	4,131	3,170	403,886
Equity	1,598,817	552,888	465,726	1,685,979
	$ 44,011,367	$ 1,696,898	$ 475,511	$ 45,232,754
Held to maturity
U.S. Treasury	$ 52,979,905	$ 154,744	$ 7,088	$ 53,127,561
U.S. Government agency	7,000,000	1,400	1,700	6,999,700
State and municipal	5,918,268	11,737	1,487	5,928,518
	$ 65,898,173	$ 167,881	$ 10,275	$ 66,055,779

December 31, 2011
Available for sale
U.S. Treasury	$ 46,013,913	$ 1,149,257	$ 4,231	$ 47,158,939
State and municipal	289,515	2,890	-	292,405
Equity	1,602,843	557,360	514,672	1,645,531
	$ 47,906,271	$ 1,709,507	$ 518,903	$ 49,096,875
Held to maturity
U.S. Treasury	$ 44,993,821	$ 246,352	$ 5,402	$ 45,234,771
U.S. Government agency	9,500,004	1,556	16,310	9,485,250
State and municipal	6,130,414	18,079	2,211	6,146,282
	$ 60,624,239	$ 265,987	$ 23,923	$ 60,866,303

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

2. Investment Securities (Continued)

    The table below shows the gross unrealized losses and fair value of securities that are in an unrealized loss position as of June 30, 2012, aggregated by length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

U.S. Treasury	$ 30,968,800	$ 13,703	$ -	$ -	$ 30,968,800	$ 13,703
U. S. Government Agency	1,998,300	1,700	-	-	1,998,300	1,700
State and municipal	1,381,391	4,657	-	-	1,381,391	4,657
Equity securities	349,214	54,786	347,057	410,940	696,271	465,726
Total	$ 34,697,705	$ 74,846	$ 347,057	$ 410,940	$ 35,044,762	$ 485,786

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
    In the second quarter of 2011, the Company recorded expense of $178,325 related to the other than temporary impairment (OTTI) of value of two equity investments. In the current quarter, one of the two equity investments ceased business operations and as a result the remaining carrying value of $4,026 was recorded as a loss. The OTTI related to the failed investment was $110,994, recorded in the second and third quarters of 2011. OTTI of $78,000 remains, associated with another equity holding.
    The amortized cost and estimated fair value of debt securities, by contractual maturity and the amount of pledged securities, follow. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012		December 31, 2011
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Available for sale
Within one year	$ 23,004,906	$ 23,014,789	$ 32,099,999	$ 32,167,588
After one year
through five years	17,410,569	17,462,386	12,206,498	12,288,356
After ten years	1,997,075	3,069,600	1,996,931	2,995,400
	$ 42,412,550	$ 43,546,775	$ 46,303,428	$ 47,451,344

Held to maturity
Within one year	$ 29,229,182	$ 29,276,201	$ 27,304,678	$ 27,382,951
After one year
through five years	36,668,991	36,779,578	33,319,561	33,483,352
	$ 65,898,173	$ 66,055,779	$ 60,624,239	$ 60,866,303

Pledged securities	$ 20,591,268	$ 20,696,491	$ 22,739,753	$ 22,905,072

    Investments are pledged to secure deposits of federal and local governments. Pledged securities also serve as collateral for securities sold under agreements to repurchase.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Loans and Allowance for Loan Losses

                Major classifications of loans are as follows:

	June 30, 2012	December 31, 2011
Real estate mortgages
Construction, land development, and land	$ 14,258,481	$ 13,162,460
Residential 1 to 4 family, 1st liens	82,783,813	85,772,367
Residential 1 to 4 family, subordinate liens	1,983,536	2,015,355
Commercial properties	121,756,428	113,010,943
Commercial	14,308,510	12,507,978
Consumer	1,729,588	1,737,297
Total Loans	236,820,356	228,206,400
Allowance for loan losses	763,308	672,261
Loans, net	$ 236,057,048	$ 227,534,139

    Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans. Nonperforming assets are comprised of nonperforming loans combined with real estate acquired in foreclosure and held for sale. The following table details the composition of nonperforming assets:

	June 30,	December 31,
	2012	2011
Loans 90 days or more past due and still accruing
Real estate mortgages
Construction, land development, and land	$ 233,411	$ -
Commercial properties	684,422	684,422
Total	917,833	684,422

Nonaccruing loans
Real estate mortgages
Construction, land development, and land	588,954	965,708
Residential 1 to 4 family, 1st liens	246,127	-
Total current	835,081	965,708

Real estate mortgages
Construction, land development, and land	333,414	255,081
Residential 1 to 4 family, 1st liens	614,138	1,214,516
Commercial properties	911,967	932,966
Total past due 30 days or more	1,859,519	2,402,563
Total nonaccruing loans	2,694,600	3,368,271
Total nonperforming loans	3,612,433	4,052,693
Other real estate owned	1,659,260	1,715,138
Total nonperforming assets	$ 5,271,693	$ 5,767,831

    Interest income not recognized on nonaccruing loans was $91,386 for the six months ended June 30, 2012 and $118,643 for the 12 months ended December 31, 2011.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Loans and Allowance for Loan Losses (continued)

    The following is a schedule of transactions in the allowance for loan losses by type of loan. The Company did not acquire any loans with deteriorated credit quality during the periods presented.

Real estate mortgages
Construction
June 30, 2012	and Land	Residential	Commercial	Commercial	Consumer	Unallocated	Total
Beginning balance	$ 160,392	$ 42,064	$ 193,570	$ 197,353	$ 60,487	$ 18,395	$ 672,261
Loans charged off	(45,081)	(172,884)	-	(363)	(8,110)	-	(226,438)
Recoveries	-	15,000	-	3	4,982	-	19,985
Provision charged to operations	51,570	227,150	30,220	(18,702)	(7,597)	14,859	297,500
Ending balance	$ 166,881	$ 111,330	$ 223,790	$ 178,291	$ 49,762	$ 33,254	$ 763,308

Individually evaluated for impairment:
Balance in allowance	$ -	$ -	$ -	$ -	$ -		$ -
Related loan balance	$ 922,369	$ 860,264	$ 1,596,388	$ -	$ -		$ 3,379,021

Collectively evaluated for impairment:
Balance in allowance	$ 166,881	$ 111,330	$ 223,790	$ 178,291	$ 49,762	$ 33,254	$ 763,308
Related loan balance	$ 13,336,112	$ 83,907,085	$ 120,160,040	$ 14,308,510	$ 1,729,588		$ 233,441,335

December 31, 2011
Beginning balance	$ 235,437	$ 50,602	$ 356,993	$ 194,946	$ 119,228	$ 25,972	$ 983,178
Loans charged off	(227,197)	(353,238)	(865,683)	(18,492)	(19,650)	-	(1,484,260)
Recoveries	39,072	300	-	410	6,261	-	46,043
Provision charged to operations	113,080	344,400	702,260	20,489	(45,352)	(7,577)	1,127,300
Ending balance	$ 160,392	$ 42,064	$ 193,570	$ 197,353	$ 60,487	$ 18,395	$ 672,261

Individually evaluated for impairment:
Balance in allowance	$ -	$ -	$ -	$ -	$ -		$ -
Related loan balance	$ 1,220,789	$ 1,188,260	$ 1,617,388	$ -	$ -		$ 4,026,437

Collectively evaluated for impairment:
Balance in allowance	$ 160,392	$ 42,064	$ 193,570	$ 197,353	$ 60,487	$ 18,395	$ 672,261
Related loan balance	$ 11,941,671	$ 86,599,462	$ 111,393,555	$ 12,507,978	$ 1,737,297		$ 224,179,963

June 30, 2011
Beginning balance	$ 235,437	$ 50,602	$ 356,993	$ 194,946	$ 119,228	$ 25,972	$ 983,178
Loans charged off	(11,553)	-	-	(2,946)	(9,105)	-	(23,604)
Recoveries	39,072	300	-	400	2,588	-	42,360
Provision charged to operations	197,989	254,000	500,000	53,729	(58,872)	2,054	948,900
Ending balance	$ 460,945	$ 304,902	$ 856,993	$ 246,129	$ 53,839	$ 28,026	$ 1,950,834

Individually evaluated for impairment:
Balance in allowance	$ 193,672	$ 234,000	$ 850,000	$ -	$ -		$ 1,277,672
Related loan balance	$ 1,421,290	$ 786,510	$ 2,549,520	$ -	$ -		$ 4,757,320

Collectively evaluated for impairment:
Balance in allowance	$ 267,273	$ 70,902	$ 6,993	$ 246,129	$ 53,839	$ 28,026	$ 673,162
Related loan balance	$ 13,217,717	$ 91,862,588	$ 115,044,495	$ 15,118,015	$ 1,620,628		$ 236,863,443

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Loans and Allowance for Loan Losses (continued)

    The table below shows the relationship of net charged-off loans and the balance in the allowance to gross loans and average loans.

Allowance for Loan Losses
	For six months ended		For the year ended
	June 30		December 31
	2012	2011	2011

Net loans charged off (recovered)	$ 206,453	$ (18,756)	$ 1,438,217

Balance at end of period	$ 763,308	$ 1,950,834	$ 672,261

Gross loans outstanding at the end of the period	$ 236,820,356	$ 241,620,763	$ 228,206,400
Allowance for loan loses to gross loans
outstanding at the end of the period	0.32%	0.81%	0.29%

Average loans outstanding during the period	$ 232,737,626	$ 246,535,270	$ 237,757,026
Annualized net charge-offs as a percentage of
average loans outstanding during the period	0.18%	-0.02%	0.60%

    Loans are considered past due when either principal or interest is not paid by the date on which payment is due. The following table is an analysis of past due loans by days past due and type of loan.

Age Analysis of Past Due Loans
			90 Days				90 Days Past
	30-59 Days	60-89 Days	Past Due	Total		Total	Due or Greater
June 30, 2012	Past Due	Past Due	or Greater	Past Due	Current	Loans	and Accruing
Real Estate
Construction, land development,
and land	$ 333,415	$ -	$ 233,411	$ 566,826	$ 13,691,655	$ 14,258,481	$ 233,411
Residential 1 to 4 family, 1st lien	772,482	1,933,473	583,324	3,289,279	79,494,534	82,783,813	-
Residential 1 to 4 family, subordinate	-	-	-	-	1,983,536	1,983,536	-
Commercial properties	-	519,766	1,596,389	2,116,155	119,640,273	121,756,428	684,422
Commercial	-	-	-	-	14,308,510	14,308,510	-
Consumer	-	19,276	-	19,276	1,710,312	1,729,588	-
Total	$ 1,105,897	$ 2,472,515	$ 2,413,124	$ 5,991,536	$ 230,828,820	$ 236,820,356	$ 917,833

December 31, 2011
Real Estate
Construction, land development,
and land	$ -	$ 232,655	$ 255,081	$ 487,736	$ 12,674,724	$ 13,162,460	$ -
Residential 1 to 4 family, 1st lien	177,908	827,281	968,570	1,973,759	83,798,608	85,772,367	-
Residential 1 to 4 family, subordinate	-	-	-	-	2,015,355	2,015,355	-
Commercial properties	627,117	32,953	1,617,388	2,277,458	110,733,485	113,010,943	684,422
Commercial	-	-	-	-	12,507,978	12,507,978	-
Consumer	-	2,302	-	2,302	1,734,995	1,737,297	-
Total	$ 805,025	$ 1,095,191	$ 2,841,039	$ 4,741,255	$ 223,465,145	$ 228,206,400	$ 684,422

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

	Unpaid		Average	Interest Income
	Principal	Related	Recorded	Recognized
June 30, 2012	Balance	Allowance	Investment	During Impairment
With no related allowance recorded
Construction, land development, and land	$ 922,369	$ -	$ 934,454	$ -
Residential 1 to 4 family	860,264	-	921,820	-
Commercial properties	1,596,388	-	1,606,888	17,620
Total	$ 3,379,021	$ -	$ 3,463,162	$ 17,620

December 31, 2011
With no related allowance recorded
Construction, land development, and land	$ 1,220,789	$ -	$ 1,322,323	$ -
Residential 1 to 4 family	1,214,516	-	1,329,911	-
Commercial properties	1,617,388	-	2,072,269	44,469
Total	$ 4,052,693	$ -	$ 4,724,503	$ 44,469

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

	June 30, 2012	December 31, 2011
Real Estate Credit Risk Profile by Internally Assigned Grade
Construction, land development, and land
Pass	$ 13,336,112	$ 11,941,671
Doubtful
Less than 90 days past due	588,954	-
Nonperforming: 90 days or more past due and/or non-accruing	333,415	1,220,789
Total	$ 14,258,481	$ 13,162,460

Residential 1 to 4 family
Pass	$ 81,213,154	$ 83,934,669
Substandard	2,693,931	2,638,537
Doubtful
Less than 90 days past due	246,126	-
Nonperforming: 90 days or more past due and/or non-accruing	614,138	1,214,516
Total	$ 84,767,349	$ 87,787,722

Commercial properties
Pass	$ 114,853,706	$ 106,062,119
Substandard	5,306,334	5,331,436
Doubtful
Nonperforming: 90 days or more past due and/or non-accruing	1,596,388	1,617,388
Total	$ 121,756,428	$ 113,010,943

Commercial Credit Risk Profile by Internally Assigned Grade
Pass	$ 14,299,274	$ 12,507,978
Special Mention	9,236	-
Total	$ 14,308,510	$ 12,507,978

Consumer Credit Risk Profile by Internally Assigned Grade
Pass	$ 1,718,076	$ 1,737,297
Special Mention	11,512	-
Total	$ 1,729,588	$ 1,737,297

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

    At the time of restructuring, the Company may reduce the outstanding principal balance of a loan by recording a loss through the allowance for loan losses. There were no losses recorded as part of a restructure in the six months ended June 30, 2012 or the year ended December 31, 2011. Some troubled debt restructurings have resulted in losses due to payment default or principal reductions recorded as losses through the allowance for loan losses subsequent to restructuring. Other restructured loans have been collected with no loss of principal or have been returned to their original contractual terms. During the six months ended June 30, 2012 there were no restructures that defaulted within 12 months of the restructuring date

    The following table details information about troubled debt restructurings during the periods presented.

	At the time of restructuring			Within 12 months of restructuring
	Number of	Balance prior to	Balance after	Number of	Defaults on	Other principal
June 30, 2012	contracts	restructuring	restructuring	defaults	restructures	reductions
Real Estate
Residential 1-4 family, 1st liens	1	$ 337,727	$ 337,727	-	$ -	$ -
Commercial properties	1	604,997	604,997	-	-	-
Total	2	$ 942,724	$ 942,724	-	$ -	$ -

December 31, 2011
Real Estate
Residential 1-4 family, 1st liens	5	$ 1,851,393	$ 1,851,393	-	$ -	$ -
Commercial properties	1	517,998	517,998	-	-	-
Total	6	$ 2,369,391	$ 2,369,391	-	$ -	$ -

    Troubled debt restructurings with outstanding principal balances as of June 30, 2012 were as follows:

			Paying as agreed		Past due 30 days or
	Total		under modified terms		more or non-accruing
	Number of	Current	Number of	Current	Number of	Current
	contracts	Balance	contracts	Balance	contracts	Balance
Real Estate
Construction, land development, and land	1	$ 333,415	-	$ -	1	$ 333,415
Residential 1 to 4 family	14	3,107,597	11	1,629,106	3	1,478,491
Commercial properties	9	6,218,300	7	4,786,567	2	1,431,733
Total	24	$ 9,659,312	18	$ 6,415,673	6	$ 3,243,639

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Loan commitments

    Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Outstanding loan commitments and letters of credit consist of:

	June 30, 2012	December 31, 2011
Loan commitments and lines of credit
Construction and land development	$ 2,010,250	$ 1,999,670
Other	22,048,911	22,346,026
	$ 24,059,161	$ 24,345,696

Standby letters of credit	$ 1,456,162	$ 1,486,677

5. Assets Measured at Fair Value

    The Company values investment securities classified as available for sale on a recurring basis. The fair value hierarchy established in the Financial Accounting Standards Board accounting standards codification topic titled Fair Value Measurements defines three input levels for fair value measurement. Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than those in Level 1. Level 3 is based on significant unobservable inputs. The Company values US Treasury securities, government agency securities, and an equity investment in an actively traded public utility under Level 1. Municipal debt securities and equity investments in community banks are valued under Level 2. The Company has no assets measured at fair value on a recurring basis that are valued under Level 3 criteria. At June 30, 2012, values for available for sale investment securities measured at fair value on a recurring basis were established as follows:

	Total	Level 1 Inputs	Level 2 Inputs
Measured on a recurring basis
U.S. Treasury	$ 43,142,889	$ 43,142,889	$ -
State and municipal	403,886	-	403,886
Equity	1,685,979	422,224	1,263,755
Total assets measured on a recurring basis	$ 45,232,754	$ 43,565,113	$ 1,667,641

    The Company values impaired loans and other real estate acquired through foreclosure at fair value on a non-recurring basis under Level 2. The Company has no assets measured at fair value on a non-recurring basis that are valued under Level 1 or Level 3 criteria. At June 30, 2012, values for impaired loans and other real estate owned measured at fair value on a non-recurring basis were established as follows:

	Total	Level 1 Inputs	Level 2 Inputs
Measured on a non-recurring basis
Impaired loans	$ 3,379,021	$ -	$ 3,379,021
Other real estate owned	1,659,260	-	1,659,260
Total assets measured on a non-recurring basis	$ 5,038,281	$ -	$ 5,038,281

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

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

6. New accounting standards

    The following accounting pronouncements have been approved by the Financial Accounting Standards Board but had not become effective and adopted by the Company as of June 30, 2012. These pronouncements would apply to the Company, upon the effective dates noted, if the Company or the Bank entered into an applicable activity.

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

    ASU No. 2011-05, "Comprehensive Income (Topic 220) - Presentation of Comprehensive Income." ASU 2011-05 amends Topic 220, "Comprehensive Income," to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments. An entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 "Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," as further discussed below. ASU 2011-05 was adopted early by the Company and applied to the financial statements for the period ended December 31, 2011. The Company’s financial statements include a single continuous statement of comprehensive income that includes the components of net income and the components of other comprehensive income.

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

    The Company currently engages in no business other than owning and managing the Bank. The Bank employed 93 full time equivalent employees as of June 30, 2012. The Bank hires seasonal employees during the summer. The Company has no employees other than those hired by the Bank.

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

Financial Condition
     Total assets of the Company increased $21.2 million (5.09%) from December 31, 2011 to June 30, 2012. Combined deposits and customer repurchase agreements increased $19.0 million (5.59%) during the same period. Much of the deposit and asset growth from the previous year-end to the end of the second quarter stems from seasonal activity, which is further discussed in the section titled Liquidity.
    Average assets and average deposits increased $15.7 million (3.90%) and $13.4 million (4.11%), respectively, from second quarter 2011 to second quarter 2012. Management believes the year-to-year growth in deposits results, to some extent, from continuing economic uncertainty due to the slow recovery following the recession of 2008-2009. Depositors often seek the safety of conservatively run, well capitalized community banks when the financial markets are perceived to be unstable. Increased deposits may also indicate economic recovery within the Bank’s resort service area; however, depositors are not spending or investing the funds as they remain uncertain about continued recovery. This is also evident in the lack of demand for loans and is consistent with trends in the banking industry. Increased deposit insurance limits also give customers a greater sense of security in bank deposits.

Loan Portfolio
     During the first half of 2012, the Bank’s gross loan portfolio has grown $8.6 million (3.77%). It is typical for the Bank to experience growth in both deposits and loans by the end of the second quarter. By late June, many seasonal merchants in the resort area have drawn on their working capital lines of credit and, if the tourist season is successful, they are experiencing increased sales and thus deposits. Growth of the loan portfolio was primarily driven by an $8.7 million (7.74%) increase in commercial real estate loans due mainly from refinances. Residential mortgages decreased by $3.0 million (3.48%) which was offset by increases in construction and development loans and non-real estate commercial loans. Increased deposit balances were more than sufficient to cover growth in the loan portfolio. Because loans earn higher average rates than the Bank’s cost of funds, this use of available funds has a positive effect on earnings. There is no adverse impact on the Company’s ability to meet liquidity demands resulting from increases in the loan portfolio.
    The Company makes loans to customers located primarily in the Delmarva region. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region. While the Bank has experienced loan growth in the first half of 2012, the overall demand for loans remains suppressed due to the slow recovery of the national, regional, and local economies.

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
    The Company evaluates loan portfolio risk for the purpose of establishing an adequate allowance for loan losses. In determining an adequate level for the formula-based portion of the ALLL, management considers historical loss experience for major types of loans. Homogenous categories of loans are evaluated based on loss experience in the most recent five years, applied to the current portfolio. This formulation gives weight to portfolio size and loss experience for categories of real-estate secured loans, other loans to commercial borrowers, and other consumer loans. However, historical data may not be an accurate predictor of loss potential in the current loan portfolio.
    Management also evaluates trends in delinquencies, the composition of the portfolio, concentrations of credit, and changes in lending products, processes, or staffing. Management further considers external factors such as the interest rate environment, competition, current local and national economic trends, and the results of recent independent reviews by auditors and banking regulators. The protracted slow-down in the real-estate market has affected both the price and time to market of residential and commercial properties. Management closely monitors such trends and the potential effect on the Company. Since the beginning of the current adverse economic conditions in late 2007, the Company has experienced historically high loan losses and provisions for loan losses. Management expects this trend to continue in 2012.

    Management employs a risk rating system which gives weight to collateral status (secured vs. unsecured), and to the absence or improper execution of critical contract or collateral documents. Unsecured loans and those loans with critical documentation exceptions, as defined by management, are considered to have greater loss exposure. Management incorporates these factors in the formula-based portion of the ALLL. Additionally, consideration is given to those segments of the loan portfolio which management deems to pose the greatest likelihood of loss. A schedule of loans by credit quality indicator (risk rating) can be found in Note 3.
    Management believes that in a general economic downturn, such as the region has experienced since late 2007, the Bank has an increased likelihood of loss in unsecured loans - commercial and consumer, and in secured consumer loans. Reserves for these segments of the portfolio are included in the formula-based portion of the ALLL. As of June 30, 2012, management reserved 135 bp against all unsecured loans, and consumer loans secured by other than real estate. The reserve has been increased 10 bp since June 30, 2011 due to the continued uncertainty of regional, national, and global economic recovery. Additionally, management reserved 10% against overdrawn checking accounts which are a distinct high risk category of unsecured loans.
    Borrowers whose cash flow is impaired as a result of prevailing economic conditions have also experienced depressed real estate values. Management recognizes that the combination of these circumstances – reduced revenue and depressed collateral values, may increase the likelihood of loss in the Bank’s real estate secured loan portfolio. Management closely monitors conditions that might indicate deterioration of collateral value on significant loans and, when possible, obtains additional collateral as required to limit the Bank’s loss exposure. The Bank foreclosed on mortgages during 2009, 2010, and 2011 and expects additional foreclosures in 2012. Foreclosures may result in loan losses, costs to hold real estate acquired in foreclosure, and losses on the sale of real estate acquired in foreclosure. While management is unable to predict the financial consequences of future foreclosure activity, provision for loss on likely loan foreclosures is considered in specific reserves in the ALLL.
    Historically, the absence or improper execution of a document has not resulted in a loss to the Bank, however, management recognizes that the Bank’s loss exposure is increased until a critical contract or collateral documentation exception is cured. At June 30, 2012, management reserved 10 bp against the outstanding balances of loans identified as having critical documentation exceptions.
    The provision for loan losses is a decrease or increase to earnings in the current period to bring the allowance to a level established by application of management’s allowance methodology. The allowance is also increased by recoveries of amounts previously charged-off and decreased when loans are charged-off as losses, which occurs when they are deemed to be uncollectible. A provision for loan losses of $105,000 was recorded in the 2nd quarter of 2012 which resulted in $297,500 recorded year-to-date. This compares to a provision for loan losses of $803,500 in the 2nd quarter of 2011 which resulted in $948,900 recorded for the six months ended June 30, 2011. The provision of $105,000 recorded this quarter is mainly associated with a charge-off on a collateral dependent real estate loan. As the recession continues and borrowers’ suffer personal and professional financial hardship, the likelihood of loss on previously performing loans remains high. As Management identifies loans with heightened loss potential, a provision for those losses is recorded.
    Management considers the June 30, 2012 allowance appropriate and adequate to absorb identified and inherent losses in the loan portfolio. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. As of June 30, 2012, management has not identified any loans which are anticipated to be wholly charged-off within the next 12 months.

    The Bank experienced net charge-offs (recoveries) of $114,558 and ($27,042) in the 2nd quarters of 2012 and 2011, respectively, and year-to-date net charge-offs (recoveries) of 206,453 and ($18,756) in 2012 and 2011, respectively. The higher net charge-offs in 2012 are the result of short sales during the 1st quarter and a charge-off on a collateral dependent loan in the 2nd quarter. Management expects loan losses to continue throughout the remainder of 2012. Refer to Note 3 for a schedule of transactions in the allowance for loan losses.
    The accrual of interest on a loan is discontinued when principal or interest is ninety days past due or when the loan is determined to be impaired, unless collateral is sufficient to discharge the debt in full and the loan is in process of collection. When a loan is placed in nonaccruing status, any interest previously accrued but unpaid, is reversed from interest income. Interest payments received on nonaccrual loans may be recorded as cash basis income, or as a reduction of principal, depending on management’s judgment on a loan by loan basis. All nonaccrual loan payments received in 2012 were recorded as reductions of principal. Accrual of interest may be restored when all principal and interest are current and management believes that future payments will be received in accordance with the loan agreement.
    Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans. Nonperforming assets are comprised of nonperforming loans combined with real estate acquired in foreclosure and held for sale. Nonperforming assets decreased $496,138 (8.60%) from December 31, 2011 to June 30, 2012, primarily as a result of decreases in nonaccrual loans from short sales and charge-offs during the same period. Refer to Note 3 for additional information about nonperforming assets.
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
    Impaired loans may have specific reserves, or valuation allowances, allocated to them in the ALLL. Estimates of loss reserves on impaired loans may be determined based on any of the three following measurement methods which conform to authoritative accounting guidance: (1) the present value of future cash flows, (2) the fair value of collateral, if repayment of the loan is expected to be provided by the sale of the underlying collateral (i.e. collateral dependent), or (3) the loan’s observable fair value. The Bank selects and applies, on a loan-by-loan basis, the appropriate valuation method. Upon identification of a loss on a collateral dependent loan, the loss amount is recorded as a charge-off consistent with regulatory guidance. During the 2nd quarter of 2012, a charge-off of $105,000 was recorded related to a collateral dependent real estate loan. Loans determined to be impaired, but for which no specific valuation allowance is made because management believes the loan is secured with adequate collateral or the Bank will not take a loss on such loan, are grouped with other homogeneous loans for evaluation under formula-based criteria described previously. Impaired loans including nonaccruing loans decreased $673,672 (16.62%) from $4,052,693 at December 31, 2011 to $3,379,021 and at June 30, 2012, primarily as the result of short sales and charge-offs noted previously. Refer to Note 3 for additional information about impaired loans.

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
    Due to its location in a seasonal resort area, the Bank typically experiences a decline in deposits, federal funds sold and investment securities throughout the 1st quarter of the year when business customers are using their deposits to meet cash flow needs. This trend is not evident in 2012 as deposits levels at the end of the 1st quarter were comparable with deposits as of December 31, 2011. Refer to the Financial Condition section above for further discussion of deposit activity. Beginning late in the second quarter and throughout the third quarter, additional sources of liquidity become more readily available as business borrowers start repaying loans, and the Bank receives deposits from seasonal business customers, summer residents and tourists. Consistent with historical 2nd quarter trends, deposits have increased by $17.1 million (5.09%) since March 31, 2012.
    Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits and retail repurchase agreements were 49.00% for the 2nd quarter of 2012 compared to 43.84% for the same quarter of 2011. The increased liquidity during this period is the result of a decrease in the loan portfolio and the redeployment of those funds into liquid assets. No significant changes in liquidity have occurred since the prior quarter.
    The Company has available lines of credit, including overnight federal funds and reverse repurchase agreements, totaling $28,000,000 as of June 30, 2012.
    Average net loans to average deposits were 69.30% versus 75.47% as of June 30, 2012 and 2011, respectively. Average net loans decreased by 4.40% while average deposits grew by 4.11%. Reductions in the loan portfolio result from low demand and refinances attributable to record low interest rates. Reductions in the loan portfolio result in increased investment in debt securities or federal funds sold. These investment vehicles are less profitable than loans. The Company will not lower its credit underwriting standards to bolster loan volume. Average deposit balance increases occurred in non-interest and interest-bearing accounts, except average time deposits which decreased 6.18%. Management believes this trend indicates that depositors are migrating to more liquid types of accounts in order to be able to invest at higher rates should they become available. The continued increase in overall deposits indicates that there are signs of economic recovery within the Bank’s resort service, however, depositors are not spending or investing the funds as they remain uncertain about continued recovery. Neither changes in deposit portfolio composition nor the decrease in outstanding loan balances has a negative impact on the Company’s ability to meet liquidity demands.

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
    As of June 30, 2012, the Company was cumulatively asset-sensitive for all time horizons. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Results of Operations
     Net income for the quarter ended June 30, 2012, was $1,264,041 ($0.42 per share), compared to $915,062 ($0.30 per share) for the second quarter of 2011, resulting in an increase of $348,979 or 38.14%. Year to date net income has increased $154,452 ($0.05 per share) from $2,166,270 ($0.72 per share) in 2011 to $2,320,722 ($0.77 per share) in 2012. The key components of net income are discussed in the following paragraphs.
    In the second quarter of 2012 compared to 2011, net interest income decreased $250,211 (6.46%). Net interest income decreased $485,784 (6.35%) in the first six months of 2012 compared to the same period in 2011. Average interest-bearing assets and liabilities have increased compared to the 2nd quarter of 2011; however these volume increases have been more than offset by lower rates, resulting in reductions in both interest revenue and expense.
    The tax-equivalent quarterly yield on interest-earning assets decreased by 55 bps from 4.67% for the 2nd quarter 2011 to 4.12% in the same period in 2012. The quarterly tax-equivalent yield on interest-bearing liabilities decreased 20 bps from 0.58% in 2011 to 0.38% in the same period in 2012. In combination, these shifts contribute to a decrease in net interest margin compared to interest-earning assets of 41 bps.
    The Company’s net interest income is one of the most important factors in evaluating its financial performance. Management uses interest rate sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease one hundred basis points, and all assets and liabilities maturing or repricing within that period were fully adjusted for the rate change, the Company would experience a decrease of approximately 5.2% in net interest income. Conversely, if prime were to increase one hundred basis points, and all assets and liabilities maturing or repricing within that period were fully adjusted for the rate change, the Company would experience an increase in net interest income of the same percentage. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management’s reaction to this rate change would be to reprice its loans or deposits or both.

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

Average Balances, Interest, and Yields
	For the quarter ended			For the quarter ended
	June 30, 2012			June 30, 2011
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield

Assets
Federal funds sold	$ 31,749,315	$ 9,689	0.12%	$ 29,902,034	$ 9,980	0.13%
Interest-bearing deposits	11,292,739	13,239	0.47%	9,671,070	14,589	0.61%
Investment securities	106,388,646	215,861	0.82%	87,883,740	325,299	1.48%
Loans, net of allowance	234,295,102	3,690,774	6.34%	245,073,007	3,986,438	6.52%
Total interest-earning assets	383,725,802	3,929,563	4.12%	372,529,851	4,336,306	4.67%
Noninterest-bearing cash	18,645,311			16,746,991
Other assets	17,646,715			14,992,871
Total assets	$ 420,017,828			$ 404,269,713

Liabilities and Stockholders' Equity
Interest-bearing deposits
NOW	$ 61,978,185	27,977	0.18%	$ 61,895,896	48,473	0.31%
Money market	51,704,383	36,704	0.29%	44,549,087	53,840	0.48%
Savings	52,902,467	26,134	0.20%	48,771,823	36,298	0.30%
Other time	88,439,830	149,024	0.68%	94,260,680	224,919	0.96%
Total interest-bearing deposits	255,024,865	239,839	0.38%	249,477,486	363,530	0.58%
Securities sold under agreements to repurchase & federal funds purchased	4,910,434	3,054	0.25%	4,179,561	5,160	0.50%
Borrowed funds	-	-		-	-
Total interest-bearing liabilities	259,935,299	242,893	0.38%	253,657,047	368,690	0.58%
Noninterest-bearing deposits	83,072,469			75,266,507
	343,007,768	242,893	0.28%	328,923,554	368,690	0.45%
Other liabilities	148,774			104,202
Stockholders' equity	76,861,286			75,241,957
Total liabilities and
stockholders' equity	$ 420,017,828			$ 404,269,713
Net interest spread			3.74%			4.09%
Net interest income		$ 3,686,670			$ 3,967,616
Net margin on interest-earning assets			3.86%			4.27%

Tax equivalent adjustment in:
Investment income		$ 20,469			$ 53,736
Loan income		$ 42,470			$ 39,938

    Provisions for loan losses of $105,000 and $803,500 were recorded during the second quarter of 2012 and 2011, respectively. For the 2012 and 2011 years to date, provisions for loan losses were $297,500 and $948,900, respectively. Net loans charged-off (recovered) were $206,453 and ($18,756) during the first half of 2012 and 2011, respectively. The quarterly and year-to-date provisions for loan losses in 2012 are significantly less than the prior year amounts during these periods due to specific reserves recorded on several impaired loans during the first half of 2011. The increase in year-to-date loan losses from 2011 to 2012 is a result of short sales and a charge-off on a collateral dependent loan during the 1st half of 2012. Management expects additional losses to occur during 2012, and those losses may be significant. Provisions for anticipated losses are included in the ALLL. Refer to the Loan Quality and the Allowance for Loan Losses section above for a discussion of the provision for loan losses.
    Noninterest revenue for the second quarter of 2012 is $181,936 (52.20%) higher than the comparable period last year. Noninterest revenue for the year-to-date is $203,840 (25.56%) higher than last year. The positive variances in both the quarterly and the year-to-date periods result from the recording of a $178,325 other than temporary impairment (OTTI) loss on equity investments in the 2nd quarter of 2011. The remaining increase over the prior year is attributable to the incremental income from an additional investment made in bank owned life insurance in the 1st quarter of 2012.
    Noninterest expense for the 2nd quarter of 2012 is $47,796 (2.35%), higher than last year and primarily attributable to increases in employee benefits, in particular the cost of group insurance. Noninterest expense year-to-date is up $105,254 (2.54%), which is also driven by increases in other operating expenses such as consulting fees and advertising.
    Income taxes for the six months ended June 30, 2012 are $109,750 (9.21%) higher than the same period last year with pre-tax income increasing by $264, 202 (7.87%). The increase in income taxes for the six months ended June 30, 2012 is proportionate to the increase in income before income taxes. The Company’s effective tax rate of 35.92% for the six months ended June 30, 2012 is consistent with the rate through June 30, 2011 of 35.48%. At this time, there are no changes in the operations of the Company or tax laws applicable to the Company that would have a significant impact on the effective income tax rate.

Plans of Operation
     The Bank offers a full range of deposit services including checking, NOW, Money Market, and savings accounts, and time deposits including certificates of deposit. The transaction, savings, and certificate of deposit accounts are tailored to the Bank’s principal market areas at rates competitive to those offered in the area by other community banks. The Bank also offers Individual Retirement Accounts (IRA), Health Savings Accounts, and Education Savings Accounts. All deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to the maximum amount allowed by law. The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities. The Bank offers individual customers up to $50 million in FDIC insured deposits through the Certificate of Deposit Account Registry Services® network (CDARS).
    The Bank also offers a full range of short to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Bank originates commercial and residential mortgage loans and real estate construction, acquisition and development loans. These lending activities are subject to a variety of lending limits imposed by state and federal law. The Bank lends to directors and officers of the Company and the Bank under terms comparable to those offered to other borrowers entering into similar loan transactions. The Board of Directors approves all loans to officers and directors and reviews these loans every six months.
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

Capital Resources and Adequacy
     Total stockholders’ equity increased $2,225,073 (2.94%) from December 31, 2011 to June 30, 2012 This increase is attributable to comprehensive income of $2,338,616 for the 6 months ended June 30, 2012 less stock repurchases of $113,543 recorded during the same period.
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
    Tier one risk-based capital ratios of the Company as of June 30, 2012 and December 31, 2011 were 33.1% and 33.5%, respectively. Both are substantially in excess of regulatory minimum requirements.
    On June 7, 2012, the Board of Governors of the Federal Reserve, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation (collectively the "banking agencies") issued joint notices of proposed rulemaking that would revise and replace the banking agencies’ current regulatory capital framework. The proposed rules would implement the Basel III capital standards as established by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. As proposed, the new regulatory capital framework would apply to the Company as well as the Bank and would establish higher minimum regulatory capital ratios, add a new Common Tier 1 regulatory capital ratio, establish capital conservation buffers, and significantly revise the rules for calculating risk-weighted assets. Management is currently assessing the proposed rules to determine their impact on the Company.

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
    At June 30, 2012, the Company’s interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 21.07%, as a percentage of average interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.

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
    The Company’s management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012. Based on that evaluation, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

Changes in Internal Controls
     During the quarter ended on the date of this report, there were no significant changes in the Company’s internal controls that have had or are reasonably likely to have a material effect on the Company’s internal control over financial reporting, including disclosure controls. As of June 30, 2012, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s internal controls over financial reporting are effective.

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

			(c) Total number	(d) Maximum number
	(a) Total	(b) Average	of Shares Purchased	of Shares that may
	Number	Price Paid	as Part of a Publicly	yet be Purchased
Period	of Shares	per Share	Announced Program	Under the Program
April	900	24.85	900	294,365
May	1,400	24.18	1,400	292,965
June	1,880	22.99	1,880	291,085
Totals	4,180	23.79	4,180

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
    There is no set expiration date for this program. No other stock repurchase plan or program existed or exists simultaneously, nor has any other plan or program expired during the period covered by this table. Common shares repurchased under this plan are retired. From its inception through June 30, 2012, 248,457 shares were retired under this program with 4,780 of those shares being retired during the six months ended June 30, 2012. As of June 30, 2012, 291,085 shares are available to repurchase under the reinstated program announced on September 14, 2011.

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

	2012		2011
Sales price per share	High	Low	High	Low
First quarter	$ 24.50	$ 22.35	$ 34.00	$ 26.50
Second quarter	$ 24.85	$ 22.52	$ 28.50	$ 26.00
Third quarter			$ 32.00	$ 21.00
Fourth quarter			$ 25.50	$ 22.10

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

Date: August 3, 2012

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

Date: August 3, 2012

By: /s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial & Accounting Officer)

Exhibit 32
Certification - Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended June 30, 2012, of Calvin B. Taylor Bankshares, Inc.:

(1) The referenced report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Calvin B. Taylor Bankshares, Inc.

Date: August 3, 2012

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

Date: August 3, 2012

By: /s/ Raymond M. Thompson
            Raymond M. Thompson
            Chief Executive Officer

By: /s/ Jennifer G. Hawkins
            Jennifer G. Hawkins
            Treasurer (Principal Financial & Accounting Officer)