Form 10-Q
period 2012-09-30
TAYLOR CALVIN B BANKSHARES INC
filed 2012-11-07
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
 Commission File No. 000-50047

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
   Large accelerated filer ____                                                                                  Accelerated filer [X]
   Non-accelerated filer ____ (Do not check if a smaller reporting company)         Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). No [X]

On November 6, 2012, 2,981,404 shares of the registrant's common stock were issued and outstanding.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Form 10-Q
Index

Part I -	Financial Information	Page

Item 1	Consolidated Financial Statements
	Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	3
	Consolidated Statements of Comprehensive Income for the three months
	ended September 30, 2012 and 2011	4
	Consolidated Statements of Comprehensive Income for the nine months
	ended September 30, 2012 and 2011	5
	Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2012 and 2011	6-7
	Notes to Consolidated Financial Statements	8-18

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	19-27

Item 3	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4	Controls and Procedures	28

Part II -	Other Information

Item 1	Legal Proceedings	29
Item 1A	Risk Factors	29
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3	Defaults Upon Senior Securities	30
Item 4	Mine Safety Disclosures	30
Item 5	Other Information	30
Item 6	Exhibits	30-33

	Signatures	34

Part I - Financial Information, Item 1 Financial Statements
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
	(unaudited)
	September 30,	December 31,
	2012	2011
Assets
Cash and due from banks	$ 23,383,015	$ 22,135,410
Federal funds sold	39,533,733	30,541,229
Interest-bearing deposits	13,585,829	10,548,467
Investment securities available for sale	79,280,123	49,096,875
Investment securities held to maturity (approximate
fair value of $60,141,234 and $60,866,303)	59,971,144	60,624,239
Loans, less allowance for loan losses
of $682,416 and $672,261	222,965,394	227,534,139
Premises and equipment	6,054,663	6,124,349
Other real estate owned	1,659,260	1,715,138
Accrued interest receivable	1,142,983	1,173,678
Computer software	137,782	143,383
Bank owned life insurance	7,623,542	5,436,395
Prepaid expenses	846,166	1,031,426
Other assets	309,161	123,436
Total assets	$ 456,492,795	$ 416,228,164

Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$ 105,194,603	$ 83,136,325
Interest-bearing	265,054,820	252,920,179
Total deposits	370,249,423	336,056,504
Securities sold under agreements to repurchase	7,066,648	3,998,168
Accrued interest payable	60,007	90,079
Deferred income taxes	266,238	223,583
Other liabilities	33,219	136,371
Total liabilities	377,675,535	340,504,705
Stockholders' equity
Common stock, par value $1 per share
authorized 10,000,000 shares, issued and outstanding
2,981,804 shares at September 30, 2012, and
2,996,323 shares at December 31, 2011	2,981,804	2,996,323
Additional paid-in capital	8,298,177	8,640,433
Retained earnings	66,746,196	63,301,231
Total tier 1 capital	78,026,177	74,937,987
Accumulated other comprehensive income	791,083	785,472
Total stockholders' equity	78,817,260	75,723,459
Total liabilities and stockholders' equity	$ 456,492,795	$ 416,228,164

The accompanying notes are an integral part of these financial statements.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)	For the three months ended
	September 30,
	2012	2011
Interest and dividend revenue
Loans, including fees	$ 3,549,816	$ 3,743,950
U.S. Treasury and government agency securities	168,931	224,263
State and municipal securities	9,551	13,575
Federal funds sold	12,507	14,390
Interest-bearing deposits	14,708	15,011
Equity securities	4,356	4,424
Total interest and dividend revenue	3,759,869	4,015,613

Interest expense
Deposits	187,556	324,141
Borrowings	4,441	6,712
Total interest expense	191,997	330,853
Net interest income	3,567,872	3,684,760

Provision for loan losses	206,200	55,500
Net interest income after provision for loan losses	3,361,672	3,629,260

Noninterest revenue
Service charges on deposit accounts	180,674	222,778
ATM and debit card	175,282	185,415
Increase in cash surrender value of bank owned life insurance	66,022	44,558
Gain (loss) on disposition of assets	400	(3,871)
Loss on other than temporary impairment of investment value	(31,904)	(10,669)
Miscellaneous	105,235	77,105
Total noninterest revenue	495,709	515,316

Noninterest expenses
Salaries	908,206	888,236
Employee benefits	276,836	229,564
Occupancy	194,050	209,342
Furniture and equipment	130,237	138,917
Data processing	66,777	56,312
ATM and debit card	63,779	62,614
Deposit insurance premiums	49,548	21,788
Other operating	424,705	424,941
Total noninterest expenses	2,114,138	2,031,714

Income before income taxes	1,743,243	2,112,862

Income taxes	619,000	791,250
Net income	$ 1,124,243	$ 1,321,612

Earnings per common share - basic and diluted	$ 0.38	$ 0.44

Other comprehensive income, net of tax
Unrealized gains (losses) on available for sale investment securities
arising during the period, net of taxes of ($7,790) and $31,010	(12,283)	26,575
Comprehensive income	$ 1,111,960	$ 1,348,187

The accompanying notes are an integral part of these financial statements.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)	For the nine months ended
	September 30,
	2012	2011
Interest and dividend revenue
Loans, including fees	$ 10,791,941	$ 11,581,071
U.S. Treasury and government agency securities	529,286	717,021
State and municipal securities	34,803	42,862
Federal funds sold	30,714	38,850
Interest-bearing deposits	41,182	44,107
Equity securities	17,860	21,251
Total interest and dividend revenue	11,445,786	12,445,162

Interest expense
Deposits	701,231	1,091,145
Borrowings	10,315	17,273
Total interest expense	711,546	1,108,418
Net interest income	10,734,240	11,336,744

Provision for loan losses	503,700	1,004,400
Net interest income after provision for loan losses	10,230,540	10,332,344

Noninterest revenue
Service charges on deposit accounts	574,218	674,139
ATM and debit card	505,172	519,946
Increase in cash surrender value of bank owned life insurance	187,146	131,007
Gain (loss) on disposition of assets	(12,075)	(3,621)
Loss on other than temporary impairment of investment value	(31,904)	(188,994)
Miscellaneous	274,476	160,586
Total noninterest revenue	1,497,033	1,293,063

Noninterest expenses
Salaries	2,703,156	2,636,663
Employee benefits	875,454	845,219
Occupancy	556,345	622,574
Premises and equipment	359,844	379,000
Data processing	200,127	183,726
ATM and debit card	204,759	192,294
Deposit insurance premiums	146,178	171,402
Other operating	1,316,745	1,124,315
Total noninterest expenses	6,362,608	6,155,193

Income before income taxes	5,364,965	5,470,214

Income taxes	1,920,000	1,982,500
Net income	$ 3,444,965	$ 3,487,714

Earnings per common share - basic and diluted	$ 1.15	$ 1.16

Other comprehensive income, net of tax
Unrealized gains (losses) on available for sale investment securities
arising during the period, net of taxes of $5,097 and $18,807	5,611	9,762
Comprehensive income	$ 3,450,576	$ 3,497,476

The accompanying notes are an integral part of these financial statements.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
	For the nine months ended
	September 30,
	2012	2011
Cash flows from operating activities
Interest and dividends received	$ 11,572,500	$ 12,819,967
Fees and commissions received	1,204,113	1,570,506
Interest paid	(741,618)	(1,161,493)
Cash paid to suppliers and employees	(5,902,711)	(5,834,424)
Income taxes paid	(1,920,214)	(2,483,936)
Net cash from operating activities	4,212,070	4,910,620

Cash flows from investing activities
Certificates of deposit purchased, net of maturities	(3,036,384)	986,681
Proceeds from maturities of investments available for sale	38,100,000	41,075,000
Purchase of investments available for sale	(68,327,102)	(30,075,045)
Proceeds from maturities of investments held to maturity	39,535,000	15,125,000
Purchase of investments held to maturity	(38,959,290)	(43,730,947)
Loans made, net of principal reductions	4,065,045	6,974,680
Proceeds from sale of premises and equipment	400	250
Purchases of premises, equipment, and computer software	(309,262)	(313,006)
Proceeds from sale of other real estate and repossessed assets, net	55,986	178,629
Purchase of bank owned life insurance	(2,000,000)	-
Net cash from investing activities	(30,875,607)	(9,778,758)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	(1,934,774)	(8,999,832)
Other deposits	36,127,693	26,658,954
Securities sold under agreements to repurchase	3,068,480	1,376,595
Common shares repurchased	(356,775)	(9,890)
Net cash from financing activities	36,904,624	19,025,827

Net increase in cash and cash equivalents	10,241,087	14,157,689

Cash and cash equivalents at beginning of period	52,689,223	50,531,537
Cash and cash equivalents at end of period	$ 62,930,310	$ 64,689,226

The accompanying notes are an integral part of these financial statements.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited) (continued)
	For the nine months ended
	September 30,
	2012	2011
Reconciliation of net income to net cash provided
by operating activities
Net income	$ 3,444,965	$ 3,487,714
Adjustments to reconcile net income to net cash
provided by operating activities
Premium amortization and discount accretion, net	96,018	165,248
Loss from other than temporary impairment of investment value	31,904	188,994
Loss (gain) on disposition of investment securities	4,026	-
Provision for loan losses	503,700	1,004,400
Depreciation and amortization	375,993	401,568
Loss (gain) on disposition of premises, equipment, and software	8,157	(250)
Loss (gain) on sale of other real estate and repossessed assets	(108)	3,871
Decrease (increase) in
Accrued interest receivable	30,695	209,555
Cash surrender value of bank owned life insurance	(187,147)	(131,007)
Other assets	37,305	(258,166)
Increase (decrease) in
Accrued interest payable	(30,072)	(53,076)
Other liabilities	(103,366)	(108,231)
Net cash provided by operating activities	$ 4,212,070	$ 4,910,620

Composition of cash and cash equivalents
Cash and due from banks	$ 23,383,015	$ 20,654,307
Federal funds sold	39,533,733	43,992,678
Interest-bearing deposits, except for time deposits	13,562	42,241
Total cash and cash equivalents	$ 62,930,310	$ 64,689,226

Supplemental cash flows information:
Non-cash transfers from loans to other real estate owned	$ -	$ 929,151

The accompanying notes are an integral part of these financial statements.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements conform with accounting principles generally accepted in the United States of America and to the instructions to Form 10-Q. Interim financial statements do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position and results of operations for these interim periods have been made. These adjustments are of a normal recurring nature. Results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected in any other interim period or for the year ending December 31, 2012. For further information, refer to the audited consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 2011.
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

Per share data
     Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding for the period, as follows:

	2012	2011
Three months ended September 30	2,986,498	3,000,471
Nine months ended September 30	2,992,104	3,000,495

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

 2.  Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
September 30, 2012
Available for sale
U.S. Treasury	$ 76,110,370	$ 1,120,901	$ 4,401	$ 77,226,870
State and municipal	401,527	3,907	1,783	403,651
Equity	1,566,913	553,860	471,171	1,649,602
	$ 78,078,810	$ 1,678,668	$ 477,355	$ 79,280,123
Held to maturity
U.S. Treasury	$ 47,979,597	$ 154,664	$ 1,261	$ 48,133,000
U.S. government agency	7,000,000	2,540	500	7,002,040
State and municipal	4,991,547	15,102	455	5,006,194
	$ 59,971,144	$ 172,306	$ 2,216	$ 60,141,234

December 31, 2011
Available for sale
U.S. Treasury	$ 46,013,913	$ 1,149,257	$ 4,231	$ 47,158,939
State and municipal	289,515	2,890	-	292,405
Equity	1,602,843	557,360	514,672	1,645,531
	$ 47,906,271	$ 1,709,507	$ 518,903	$ 49,096,875
Held to maturity
U.S. Treasury	$ 44,993,821	$ 246,352	$ 5,402	$ 45,234,771
U.S. government agency	9,500,004	1,556	16,310	9,485,250
State and municipal	6,130,414	18,079	2,211	6,146,282
	$ 60,624,239	$ 265,987	$ 23,923	$ 60,866,303

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

2.  Investment Securities (continued)

    The table below shows the gross unrealized losses and fair value of securities that are in an unrealized loss position as of September 30, 2012, aggregated by length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

U. S. Treasury	$ 10,982,570	$ 4,782	$ 2,997,600	$ 880	$ 13,980,170	$ 5,662
U. S. government agency	1,999,500	500	-	-	1,999,500	500
State and municipal	1,272,405	2,238	-	-	1,272,405	2,238
Equity	320,558	103,038	340,859	368,133	661,417	471,171
	$ 14,575,033	$ 110,558	$ 3,338,459	$ 369,013	$ 17,913,492	$ 479,571

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
    During the nine months ended September 30, 2011, the Company recorded expense of $188,994 related to the other than temporary impairment (OTTI) of value of two equity investments. In the 2nd quarter 2012, one of the two equity investments ceased business operations and as a result the remaining carrying value of $4,026 was recorded as a loss. The OTTI related to the failed investment was $110,994 which was recorded in its entirety in 2011. In the 3rd quarter of 2012, the Company recorded expense of $31,904 related to the other than temporary impairment of value of an equity holding unrelated to the two equity holdings noted above.
    The amortized cost and estimated fair value of debt securities, by contractual maturity and the amount of pledged securities, follow. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012		December 31, 2011
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Available for sale
Within one year	$ 42,013,253	$ 42,036,937	$ 32,099,999	$ 32,167,588
After one year through five years	32,501,496	32,551,784	12,206,498	12,288,356
After ten years	1,997,148	3,041,800	1,996,931	2,995,400
Total available for sale	$ 76,511,897	$ 77,630,521	$ 46,303,428	$ 47,451,344

Held to maturity
Within one year	$ 25,576,195	$ 25,623,351	$ 27,304,678	$ 27,382,951
After one year through five years	34,394,949	34,517,883	33,319,561	33,483,352
Total held to maturity	$ 59,971,144	$ 60,141,234	$ 60,624,239	$ 60,866,303

Pledged securities	$ 24,698,670	$ 24,809,143	$ 22,739,753	$ 22,905,072

    Investments are pledged to secure deposits of federal and local governments. Pledged securities also serve as collateral for securities sold under agreements to repurchase.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

 3.  Loans and Allowance for Loan Losses

    Major classifications of loans are as follows:

	September 30, 2012	December 31, 2011
Real estate mortgages
Construction, land development, and land	$ 12,673,819	$ 13,162,460
Residential 1 to 4 family, 1st liens	79,681,744	85,772,367
Residential 1 to 4 family, subordinate liens	1,816,472	2,015,355
Commercial properties	116,628,457	113,010,943
Commercial	10,849,619	12,507,978
Consumer	1,997,699	1,737,297
	223,647,810	228,206,400
Allowance for loan losses	682,416	672,261
Loans, net	$ 222,965,394	$ 227,534,139

    Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans. Nonperforming assets are comprised of nonperforming loans combined with real estate acquired in foreclosure and held for sale. The following table details the composition of nonperforming assets:

	September 30,	December 31,
	2012	2011
Loans 90 days or more past due and still accruing
Real estate mortgages
Construction, land development, and land	$ 230,749	$ -
Commercial properties	684,422	684,422
Total loans 90 days or more past due and still accruing	915,171	684,422

Nonaccruing loans
Nonaccruing loans - current
Real estate mortgages
Construction, land development, and land	569,784	965,708
Residential 1 to 4 family	243,427	-
Total nonaccruing loans - current	813,211	965,708

Nonaccruing loans - past due 30 days or more
Real estate mortgages
Construction, land development, and land	330,415	255,081
Residential 1 to 4 family	548,864	1,214,516
Commercial properties	901,466	932,966
Total nonaccruing loans - past due 30 days or more	1,780,745	2,402,563
Total nonaccruing loans	2,593,956	3,368,271

Total nonperforming loans	3,509,127	4,052,693
Other real estate owned	1,659,260	1,715,138
Total nonperforming assets	$ 5,168,387	$ 5,767,831

    Interest income not recognized on nonaccruing loans was $133,694 for the nine months ended September 30, 2012 and $118,643 for the 12 months ended December 31, 2011.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3.  Loans and Allowance for Loan Losses (continued)

    The following is a schedule of transactions in the allowance for loan losses by type of loan. The Company did not acquire any loans with deteriorated credit quality during the periods presented.

Real estate mortgages
Construction
September 30, 2012	and land	Residential	Commercial	Commercial	Consumer	Unallocated	Total
Beginning balance	$ 160,392	$ 42,064	$ 193,570	$ 197,353	$ 60,487	$ 18,395	$ 672,261
Loans charged off	(45,081)	(239,044)	(206,707)	(11,077)	-	-	(517,966)
Recoveries	-	15,943	-	103	8,375	-	24,421
Provision charged to operations	15,190	319,100	224,200	(59,053)	(1,083)	5,346	503,700
Ending balance	$ 130,501	$ 138,063	$ 211,063	$ 122,346	$ 56,702	$ 23,741	$ 682,416

Individually evaluated for impairment:
Balance in allowance	$ -	$ -	$ -	$ -	$ -		$ -
Related loan balance	$ 900,199	$ 792,292	$ 1,975,887	$ -	$ -		$ 3,668,378

Collectively evaluated for impairment:
Balance in allowance	$ 130,501	$ 138,063	$ 211,063	$ 122,346	$ 56,702	$ 23,741	$ 682,416
Related loan balance	$ 11,773,620	$ 80,705,924	$ 114,652,570	$ 10,849,619	$ 1,997,699		$ 219,979,432

December 31, 2011
Beginning balance	$ 235,437	$ 50,602	$ 356,993	$ 194,946	$ 119,228	$ 25,972	$ 983,178
Loans charged off	(227,197)	(353,238)	(865,683)	(18,492)	(19,650)	-	(1,484,260)
Recoveries	39,072	300	-	410	6,261	-	46,043
Provision charged to operations	113,080	344,400	702,260	20,489	(45,352)	(7,577)	1,127,300
Ending balancee	$ 160,392	$ 42,064	$ 193,570	$ 197,353	$ 60,487	$ 18,395	$ 672,261

Individually evaluated for impairment::
Balance in allowance	$ -	$ -	$ -	$ -	$ -		$ -
Related loan balancee	$ 1,220,789	$ 1,188,260	$ 1,617,388	$ -	$ -		$ 4,026,437

Collectively evaluated for impairment::
Balance in allowance	$ 160,392	$ 42,064	$ 193,570	$ 197,353	$ 60,487	$ 18,395	$ 672,261
Related loan balancee	$ 11,941,671	$ 86,599,462	$ 111,393,555	$ 12,507,978	$ 1,737,297		$ 224,179,963

September 30, 2011
Beginning balance	$ 235,437	$ 50,602	$ 356,993	$ 194,946	$ 119,228	$ 25,972	$ 983,178
Loans charged offf	(131,562)	(347,886)	(835,000)	(3,011)	(14,756)	-	(1,332,215)
Recoveries	39,071	300	-	410	4,892	-	44,673
Provision charged to operations	61,002	325,000	705,000	(16,878))	(52,252)	(17,472))	1,004,400
Ending balance	$ 203,948	$ 28,016	$ 226,993	$ 175,467	$ 57,112	$ 8,500	$ 700,036

Individually evaluated for impairment:
Balance in allowance	$ 46,088	$ 7,000	$ 15,000	$ -	$ -		$ 68,088
Related loan balance	$ 1,660,623	$ 571,457	$ 1,842,227	$ -	$ -		$ 4,074,307

Collectively evaluated for impairment:
Balance in allowance	$ 157,860	$ 21,016	$ 211,993	$ 175,467	$ 57,112	$ 8,500	$ 631,948
Related loan balance	$ 12,226,101	$ 89,088,830	$ 109,826,733	$ 11,882,732	$ 1,694,321		$ 224,718,717

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

 3.  Loans and Allowance for Loan Losses (continued)

    The table below shows the relationship of net charged-off loans and the balance in the allowance to gross loans and average loans.

	For nine months ended		For the year ended
	September 30		December 31
	2012	2011	2011

Net loans charged off	$ 493,545	$ 1,287,542	$ 1,438,217

Allowance for loan losses at end of period	$ 682,416	$ 700,036	$ 672,261

Gross loans outstanding at the end of the period	$ 223,647,810	$ 228,793,024	$ 228,206,400
Allowance for loan losses to gross loans
outstanding at the end of the period	0.31%	0.31%	0.29%

Average gross loans outstanding during the period	$ 229,988,427	$ 235,721,580	$ 237,757,026
Annualized net charge-offs as a percentage of
average loans outstanding during the period	0.29%	0.73%	0.60%

    Loans are considered past due when either principal or interest is not paid by the date on which payment is due. The following table is an analysis of past due loans by days past due and type of loan.

Age Analysis of Past Due Loans
			Greater than				90 Days Past
	30-59 Days	60-89 Days	90 Days	Total		Total	Due or Greater
September 30, 2012	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
Real estate mortgages
Construction, land development,
and land	$ -	$ 330,415	$ 230,749	$ 561,164	$ 12,112,655	$ 12,673,819	$ 230,749
Residential 1 to 4 family, 1st liens	1,701,465	505,759	529,285	2,736,509	76,945,235	79,681,744	-
Residential 1 to 4 family, subordinate	-	-	-	-	1,816,472	1,816,472	-
Commercial properties	-	60,000	1,585,889	1,645,889	114,982,568	116,628,457	684,422
Commercial	-	-	-	-	10,849,619	10,849,619	-
Consumer	-	18,659	-	18,659	1,979,040	1,997,699	-
Total	$ 1,701,465	$ 914,833	$ 2,345,923	$ 4,962,221	$ 218,685,589	$ 223,647,810	$ 915,171

December 31, 2011
Real estate mortgages
Construction, land development,
and land	$ -	$ 232,655	$ 255,081	$ 487,736	$ 12,674,724	$ 13,162,460	$ -
Residential 1 to 4 family, 1st liens	177,908	827,281	968,570	1,973,759	83,798,608	85,772,367	-
Residential 1 to 4 family, subordinate	-	-	-	-	2,015,355	2,015,355	-
Commercial properties	627,117	32,953	1,617,388	2,277,458	110,733,485	113,010,943	684,422
Commercial	-	-	-	-	12,507,978	12,507,978	-
Consumer	-	2,302	-	2,302	1,734,995	1,737,297	-
Total	$ 805,025	$ 1,095,191	$ 2,841,039	$ 4,741,255	$ 223,465,145	$ 228,206,400	$ 684,422

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

Year-To-Date
	Unpaid		Average	Interest Income
	Principal	Related	Recorded	Recognized
September 30, 2012	Balance	Allowance	Investment	During Impairment
With no related allowance recorded
Construction, land development, and land	$ 900,199	$ -	$ 911,284	$ -
Residential 1 to 4 family, 1st liens	792,292	-	821,759	-
Commercial properties	1,975,887	-	2,086,433	40,054
Total	$ 3,668,378	$ -	$ 3,819,476	$ 40,054

December 31, 2011
With no related allowance recorded
Construction, land development, and land	$ 1,220,789	$ -	$ 1,322,323	$ -
Residential 1 to 4 family, 1st liens	1,188,260	-	1,329,911	-
Commercial properties	1,617,388	-	2,072,269	44,469
Total	$ 4,026,437	$ -	$ 4,724,503	$ 44,469

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3.  Loans and Allowance for Loan Losses (continued)

    Credit quality is measured based on an internally designed grading scale. The grades correspond to regulatory rating categories of pass, special mention, substandard, and doubtful. Evaluation of grades assigned to individual loans is completed no less than quarterly.
    Pass credits are secured or unsecured loans with satisfactory payment history and supporting documentation. Special mention loans are those with satisfactory payment history that have a defect in supporting documentation which is defined by the Bank as a critical defect. This may include missing financial data or improperly executed collateral documents. Substandard credits are those with a weakness that may jeopardize repayment, such as deteriorating collateral value, or for which the borrower’s ability to meet payment obligations is questionable. Doubtful credits are loans which are past due at least 90 days or for which the borrower’s ability to repay the loan is questionable. Loans graded as doubtful are most likely to result in the loss of principal or loss of revenue due to placement in nonaccrual status. Included in substandard and doubtful credits are loans on which terms have been modified by a reduction of interest rate and/or payment amount in order to enable a distressed borrower to service the debt. Management evaluates loans graded as doubtful individually and provides for anticipated losses through adjustment of the allowance for loan losses and charges to current earnings.
    Credit quality, as measured by internally assigned grades, is an important component in the calculation of an adequate allowance for loan losses. The following table summarizes loans by credit quality indicator.

	September 30, 2012	December 31, 2011

Real Estate Credit Risk Profile by Internally Assigned Grade
Construction, land development, and land
Pass	$ 11,773,620	$ 11,941,671
Doubtful
Nonperforming: 90 days or more past due and/or non-accruing	900,199	1,220,789
Total	$ 12,673,819	$ 13,162,460

Residential 1 to 4 family
Pass	$ 77,314,048	$ 83,934,669
Special Mention	312,996	-
Substandard	3,078,881	2,638,537
Doubtful
Nonperforming: 90 days or more past due and/or non-accruing	792,291	1,214,516
Total	$ 81,498,216	$ 87,787,722

Commercial properties
Pass	$ 112,788,232	$ 106,062,119
Substandard	1,864,337	5,331,436
Doubtful
Less than 90 days past due and accruing	390,000	-
Nonperforming: 90 days or more past due and/or non-accruing	1,585,888	1,617,388
Total	$ 116,628,457	$ 113,010,943

Commercial Credit Risk Profile by Internally Assigned Grade
Pass	$ 10,849,619	$ 12,507,978
Total	$ 10,849,619	$ 12,507,978

Consumer Credit Risk Profile by Internally Assigned Grade
Pass	$ 1,944,220	$ 1,737,297
Special Mention	53,479	-
Total	$ 1,997,699	$ 1,737,297

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
    At the time of restructuring, the Company may reduce the outstanding principal balance of a loan by recording a loss through the allowance for loan losses. There were no losses recorded as part of a restructure in the nine months ended September 30, 2012 or the year ended December 31, 2011. Some troubled debt restructurings have resulted in losses due to payment default or principal reductions recorded as losses through the allowance for loan losses subsequent to restructuring. Other restructured loans have been collected with no loss of principal or have been returned to their original contractual terms. During the nine months ended September 30, 2012 there were no restructures that defaulted within 12 months of the restructuring date. During the three months ended September 30, 2012, a loss of $206,707 was recorded related to a loan that was restructured in the 1st quarter of 2012.

    The following table details information about troubled debt restructurings during the periods presented.

	At the time of restructuring			Within 12 months of restructuring
	Number of	Balance prior to	Balance after	Number of	Defaults on	Other principal
September 30, 2012	contracts	restructuring	restructuring	defaults	restructures	reductions
Real estate mortgages
Residential 1-4 family, 1st liens	2	$ 681,250	$ 690,603	-	$ -	$ -
Commercial properties	3	1,579,296	1,814,997	-	-	206,707
Total	5	$ 2,260,546	$ 2,505,600	-	$ -	$ 206,707

December 31, 2011
Real estate mortgages
Residential 1-4 family, 1st liens	5	$ 1,851,393	$ 1,851,393	-	$ -	$ -
Commercial properties	1	517,998	517,998	-	-	-
Total	6	$ 2,369,391	$ 2,369,391	-	$ -	$ -

    Troubled debt restructurings with outstanding principal balances as of September 30, 2012 were as follows:

			Paying as agreed		Past due 30 days or
	Total		under modified terms		more or non-accruing
	Number of	Current	Number of	Current	Number of	Current
	contracts	Balance	contracts	Balance	contracts	Balance
Real estate mortgages
Construction, land development, and land	1	$ 330,415	-	$ -	1	$ 330,415
Residential 1 to 4 family, 1st liens	12	3,338,376	10	2,962,223	2	376,153
Residential 1 to 4 family, subordinate	2	118,257	2	118,257	-	-
Commercial properties	8	6,217,014	7	5,315,547	1	901,467
Total	23	$ 10,004,062	19	$ 8,396,027	4	$ 1,608,035

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

4.  Loan commitments

    Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Outstanding loan commitments and letters of credit consist of:
	September 30, 2012	December 31, 2011
Loan commitments and lines of credit
Construction and land development	$ 5,290,572	$ 1,999,670
Other	27,669,422	22,346,026
	$ 32,959,994	$ 24,345,696

Standby letters of credit	$ 1,333,758	$ 1,486,677

5.  Assets Measured at Fair Value

    The Company values investment securities classified as available for sale on a recurring basis. The fair value hierarchy established in the Financial Accounting Standards Board accounting standards codification topic titled Fair Value Measurements defines three input levels for fair value measurement. Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than those in Level 1. Level 3 is based on significant unobservable inputs. The Company values U.S. Treasury securities, government agency securities, and an equity investment in an actively traded public utility under Level 1. Municipal debt securities and equity investments in community banks are valued under Level 2. The Company has no assets measured at fair value on a recurring basis that are valued under Level 3 criteria. At September 30, 2012, values for available for sale investment securities measured at fair value on a recurring basis were established as follows:

	Total	Level 1 Inputs	Level 2 Inputs
Measured on a recurring basis
U.S. Treasury	$ 77,226,870	$ 77,226,870	$ -
State and municipal	403,651	-	403,651
Equity	1,649,602	422,048	1,227,554
Total assets measured on a recurring basis	$ 79,280,123	$ 77,648,918	$ 1,631,205

    The Company values impaired loans and other real estate owned at fair value on a non-recurring basis under Level 2. The Company has no assets measured at fair value on a non-recurring basis that are valued under Level 1 or Level 3 criteria. At September 30, 2012, values for impaired loans and other real estate owned measured at fair value on a non-recurring basis were established as follows:

	Total	Level 1 Inputs	Level 2 Inputs
Measured on a non-recurring basis
Impaired loans	$ 3,668,378	$ -	$ 3,668,378
Other real estate owned	1,659,260	-	1,659,260
Total assets measured on a non-recurring basis	$ 5,327,638	$ -	$ 5,327,638

    The fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis, and the valuation methods used in estimating the fair value of financial instruments is disclosed in the Company’s Annual Report on Form 10-K. It is not practicable to report quarterly the fair value of all financial assets and liabilities.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

6.  New accounting standards

    The following accounting pronouncements have been approved by the Financial Accounting Standards Board but had not become effective and adopted by the Company as of September 30, 2012, or were first effective in this reporting period. These pronouncements would apply to the Company, upon the effective dates noted, if the Company or the Bank entered into an applicable activity.

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
    The Company currently engages in no business other than owning and managing the Bank. The Bank employed 92 full time equivalent employees as of September 30, 2012. The Bank hires seasonal employees during the summer. The Company has no employees other than those hired by the Bank.

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
    The allowance for loan losses (ALLL) represents management’s best estimate of inherent probable losses in the loan portfolio as of the balance sheet date. It is one of the most difficult and subjective judgments. The adequacy of the allowance for loan losses is evaluated no less than quarterly. The determination of the balance of the allowance for loan losses is based on management’s judgments about the credit quality of the loan portfolio as of the review date. It should be sufficient to absorb losses in the loan portfolio as determined by management’s consideration of factors including an analysis of historical losses, specific reserves for non-performing or past due loans, delinquency trends, portfolio composition (including segment growth or shifting of balances between segments, products and processes, and concentrations of credit, both regional and by relationship), lending staff experience and changes in staffing, critical documentation and policy exceptions, risk rating analysis, interest rates and the competitive environment, economic conditions in the Bank’s service area, and results of independent reviews, including audits and regulatory examinations.

Financial Condition
     Total assets of the Company increased $40.3 million (9.67%) from December 31, 2011 to September 30, 2012. Combined deposits and customer repurchase agreements increased $37.3 million (10.96%) during the same period. Much of the deposit and asset growth from the previous year-end to the end of the 3rd quarter stems from seasonal activity, which is further discussed in the section titled Liquidity.
    Average assets and average deposits increased $23.0 million and $19.6 million, respectively, from the 3rd quarter 2011 to the 3rd quarter 2012. Management believes the year-to-year growth in deposits results, to some extent, from continuing economic uncertainty due to the continued slow recovery following the recession of 2008-2009. Depositors often seek the safety of conservatively run, well capitalized community banks when the financial markets are perceived to be unstable. Increased deposits may also indicate economic recovery within the Bank’s resort service area; however, depositors are not spending or investing the funds as they remain uncertain about continued recovery. This is also evident in the lack of demand for loans and is consistent with trends in the banking industry. Increased deposit insurance limits also give customers a greater sense of security in bank deposits.

Loan Portfolio
     During the first nine months of 2012, the Bank’s gross loan portfolio has decreased by $4.6 million (2.00%). It is typical for the Bank to experience growth in both deposits and loans by the end of the second quarter. By late June, many seasonal merchants have drawn on their working capital lines of credit and, if the tourist season is successful, they are experiencing increased sales. Throughout the 3rd quarter, seasonal merchants pay down their lines of credit. Due to the challenges of the current economy, management has been proactive in monitoring the repayment of seasonal lines of credit. Replenishment of the loan portfolio has slowed as demand for new credit has fallen off due to the depressed economy and the challenges of competing with low rates offered by other lenders.
    The Company makes loans to customers located primarily in the Delmarva region. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region. Since late 2008, the local and regional economies have been adversely affected by a recession of national and international reach. Although economists consider that the recession ended in mid-2009, the Bank continues to experience higher than historical levels of loan delinquencies and losses due to trailing effects of the recession and the slow pace of recovery.

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
    Management also evaluates trends in delinquencies, the composition of the portfolio, concentrations of credit, and changes in lending products, processes, or staffing. Management further considers external factors such as the interest rate environment, competition, current local and national economic trends, and the results of recent independent reviews by auditors and banking regulators. The protracted slow-down in the real-estate market has affected both the price and time to market of residential and commercial properties. Management closely monitors such trends and the potential effect on the Company. Since the beginning of the current adverse economic conditions in late 2007, the Company has experienced historically high loan losses and provisions for loan losses. Management expects this trend to continue for the remainder of 2012 and into 2013.

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
    Management believes that in a general economic downturn, such as the region has experienced since late 2007, the Bank has an increased likelihood of loss in unsecured loans - commercial and consumer, and in secured consumer loans. Reserves for these segments of the portfolio are included in the formula-based portion of the ALLL. As of September 30, 2012, management reserved 135 bp against all unsecured loans, and consumer loans secured by other than real estate. Additionally, management reserved 10% against overdrawn checking account balances which are a distinct high risk category of unsecured loan. The Bank does not offer an approved overdraft loan product, so all overdrawn deposit balances result from unauthorized presentment of items against insufficient funds.
    Borrowers whose cash flow is impaired as a result of prevailing economic conditions likely have also experienced depressed real estate values. Management recognizes that the combination of these circumstances – reduced revenue and depressed collateral values, may increase the likelihood of loss in the Bank’s real estate secured loan portfolio. Management closely monitors conditions that might indicate deterioration of collateral value on significant loans and, when possible, obtains additional collateral as required to limit the Bank’s loss exposure. The Bank foreclosed on mortgages during 2009, 2010, and 2011 and expects additional foreclosures during the remainder of 2012. Foreclosures may result in loan losses, costs to hold real estate acquired in foreclosure, and losses on the sale of real estate acquired in foreclosure. While management is unable to predict the financial consequences of future foreclosure activity, losses on anticipated loan foreclosures are recorded as specific reserves in the ALLL or recorded as charge-offs if the loan is deemed to be collateral dependent.
    A troubled debt restructuring (TDR), which is defined as a modification or restructuring of terms of a loan to accommodate a borrower who is experiencing financial difficulties, is an important risk management tool utilized to improve the likelihood of recovery. During the nine months ended September 30, 2012, the Bank completed five restructurings including two loans that had been previously restructured. A commercial mortgage restructured in the 1st quarter of 2012 was partially charged off in the 3rd quarter of 2012 due to further deterioration in the borrower’s financial position and underlying collateral value. Subsequent to the partial charge-off, the loan was restructured as part of a forbearance agreement. Another commercial mortgage, restructured during the 3rd quarter of 2012, was advanced additional funds as a result of new collateral added in the restructuring. Non-accruing TDRs were 14.75% and 21.66% of total TDRs as of September 30, 2012 and December 31, 2011, respectively. The improvement in non-accruing TDRs is a result of several short sales completed in the nine months ended September 30, 2012.
    Historically, the absence or improper execution of a document has not resulted in a loss to the Bank, however, management recognizes that the Bank’s loss exposure is increased until a critical contract or collateral documentation exception is cured. At September 30, 2012, Management reserved 10 bp against the outstanding balances of loans identified as having critical documentation exceptions. Loans in this category are identified as "special mention" within the schedule of loans by credit quality indicator (risk rating) in Note 3.
    The provision for loan losses is a decrease or increase to earnings in the current period to bring the allowance to a level established by application of management’s allowance methodology. The allowance is also increased by recoveries of amounts previously charged-off and decreased when loans are charged-off as losses, which occurs when they are deemed to be uncollectible. A provision for loan losses of $206,200 was recorded in the 3rd quarter of 2012 which resulted in $503,700 recorded year-to-date. This compares to a provision for loan losses of $55,500 in the 3rd quarter of 2011 which resulted in $1,004,400 recorded for the nine months ended September 30, 2011. The provision of $206,200 recorded this quarter is primarily associated with charge-offs on collateral dependent real estate loans. A decrease in the overall loan portfolio and improving loan delinquencies partially offset the impact of the charge-offs this quarter.
    As economic recovery remains slow, borrowers may suffer personal and professional financial hardship causing the likelihood of loss on previously performing loans to remain high. As Management identifies loans with heightened loss potential, a provision for those losses is recorded.
    Management considers the September 30, 2012 allowance appropriate and adequate to absorb identified and inherent losses in the loan portfolio. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. As of September 30, 2012, management has not identified any loans which are anticipated to be wholly charged-off within the next 12 months.
    The Bank experienced net charge-offs of $287,092 and $1,306,298 in the 3rd quarters of 2012 and 2011, respectively, and year-to-date net charge-offs of $493,545 and $1,287,542 in 2012 and 2011, respectively. During the 3rd quarter of 2011, expected losses on several collateral-dependent real estate loans were charged-off. Management had previously provided for these losses though specific reserves. Management expects that additional loan losses may occur in the remainder of 2012 and into 2013. Refer to Note 3 for a schedule of transactions in the allowance for loan losses.

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
    Impaired loans may have specific reserves, or valuation allowances, allocated to them in the ALLL. Estimates of loss reserves on impaired loans may be determined based on any of the three following measurement methods which conform to authoritative accounting guidance: (1) the present value of future cash flows, (2) the fair value of collateral, if repayment of the loan is expected to be provided by the sale of the underlying collateral (i.e. collateral dependent), or (3) the loan’s observable fair value. The Bank selects and applies, on a loan-by-loan basis, the appropriate valuation method. Upon identification of a loss on a collateral dependent loan, the loss amount is recorded as a charge-off consistent with regulatory guidance. During the 3rd quarter of 2012, a charge-off of $206,707 was recorded related to a collateral dependent real estate loan. Loans determined to be impaired, but for which no specific valuation allowance or charge-off is appropriate because management believes the loan is secured with adequate collateral or the Bank will not take a loss on such loan, are grouped with other homogeneous loans for evaluation under formula-based criteria described previously. Impaired loans (including all nonaccruing loans) decreased $358,059 (8.89%) from $4,026,437 at December 31, 2011 to $3,668,378 at September 30, 2012, primarily as the result of short sales and charge-offs on collateral dependent loans. Refer to Note 3 for additional information about impaired loans.
    The accrual of interest on a loan is discontinued when principal or interest is 90 days past due or when the loan is determined to be impaired, unless collateral is sufficient to discharge the debt in full and the loan is in process of collection. When a loan is placed in nonaccruing status, any interest previously accrued but unpaid, is reversed from interest income. Interest payments received on nonaccrual loans may be recorded as cash basis income, or as a reduction of principal, on a loan by loan basis, based upon management’s judgment. All nonaccrual loan payments received in 2012 were recorded as reductions of principal. Accrual of interest may be restored when all principal and interest are current and management believes that future payments will be received in accordance with the loan agreement.
    Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans. Nonperforming assets are comprised of nonperforming loans combined with real estate acquired in foreclosure and held for sale (OREO). Nonperforming assets decreased $599,444 (10.39%) from $5,767,831 at December 31, 2011 to $5,168,387 at September 30, 2012, primarily as a result of decreases in nonaccrual loans from short sales and charge-offs on collateral dependent loans during the same period. Management monitors the accruing loans in this category closely to assure that collateral is sufficient to fully discharge the debt to the Bank. Refer to Note 3 for additional information about nonperforming assets.

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
    Due to its location in a seasonal resort area, the Bank typically experiences a decline in deposits, federal funds sold and investment securities throughout the 1st quarter of the year when business customers are using their deposits to meet cash flow needs. This trend is not evident in 2012 as deposits levels at the end of the 1st quarter were comparable with deposits as of December 31, 2011. Refer to the Financial Condition section above for further discussion of deposit activity. Beginning late in the 2nd quarter and throughout the 3rd quarter, additional sources of liquidity become more readily available as business borrowers start repaying loans, and the Bank receives deposits from seasonal business customers, summer residents and tourists. Consistent with historical 3rd quarter trends, deposits have increased by $16.4 million (4.64%) since June 30, 2012. Management anticipates that deposits will decrease in the 4th quarter at a rate similar to or greater than the same period in the two previous years.
    Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits and retail repurchase agreements were 55.27% for the 3rd quarter of 2012 compared to 51.19% for the same quarter of 2011. The increased liquidity is a result of a decrease in average loans occurring primarily in the 3rd quarter of 2012.
    The Company has available lines of credit, including overnight federal funds and reverse repurchase agreements, totaling $28,000,000 as of September 30, 2012.

    Average net loans to average deposits were 61.99% versus 67.09% as of September 30, 2012 and 2011, respectively. Average net loans decreased by 2.40% while average deposits grew by 5.63%. Reductions in the loan portfolio result from low demand and refinances attributable to record low interest rates. Reductions in the loan portfolio result in increased investment in debt securities or federal funds sold. These investment vehicles are less profitable than loans. The Company will not lower its credit underwriting standards to bolster loan volume, as it considers the additional interest revenue does not justify the increased risk of loss. Average deposit balance increases occurred in non-interest and interest-bearing accounts, except time deposits which dropped 4.17%. Management believes this trend indicates that depositors are migrating to more liquid types of accounts in order to be able to invest at higher rates should they become available. The continued increase in overall deposits indicates that there are signs of economic recovery within the Bank’s resort service, however, depositors are not spending or investing the funds as they remain uncertain about continued recovery. Neither changes in deposit portfolio composition nor the decrease in outstanding loan balances has a negative impact on the Company’s ability to meet liquidity demands.

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
    Interest rate sensitivity may be controlled on either side of the balance sheet. On the asset side, management exercises some control over maturities. Also, loans are written to provide repricing opportunities on fixed rate loans. The Company's investment portfolio, including federal funds sold, provides the most flexible and fastest control over rate sensitivity since it can generally be restructured more quickly than the loan portfolio. Short term investment maturities are preferred and are utilized to manage interest rate risk.
    On the liability side, deposit products are structured to offer incentives to attain the desired maturity distribution and repricing opportunities. Competitive factors sometimes make control over deposits more difficult and, therefore, less effective as an interest rate sensitivity management tool.
    The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources, and liquidity. Management of the liability mix of the balance sheet focuses on deposit product pricing and offerings.
    As of September 30, 2012, the Company was cumulatively asset-sensitive for all time horizons primarily due to the ability to reprice fixed rate loans. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Results of Operations
     Net income for the three months ended September 30, 2012, was $1,124,243 ($0.38 per share), compared to $1,321,612 ($0.44 per share) for the same quarter of 2011, resulting in a decrease of $197,369 or 14.93%. Year-to-date net income has decreased $42,749 ($0.01 per share) from $3,487,714 ($1.16 per share) in 2011 to $3,444,965 ($1.15 per share) in 2012. The key components of net income are discussed in the following paragraphs.
    For the 3rd quarter of 2012 compared to the same quarter 2011, net interest income decreased $116,888 (3.17%). Net interest income decreased $602,504 (5.31%) in the first nine months of 2012 compared to the same period in 2011. Average interest-bearing assets and liabilities have increased compared to the 3rd quarter of 2011, however these volume increases have been more than offset by lower rates, resulting in reductions in both interest revenue and expense.
    The tax-equivalent quarterly yield on interest-earning assets decreased by 42 bps from 4.10% for the 3rd quarter 2011 to 3.68% in the same period in 2012. The quarterly tax-equivalent yield on interest-bearing liabilities decreased 23 bps from 0.51% in 2011 to 0.28% in the same period in 2012. In combination, these shifts contribute to a decrease in net interest margin on interest-earning assets of 27 bps.
    To offset interest revenue decreases, management has gradually lowered deposit rates from 2009 to the present. Interest expense for the quarter ended September 30, 2012 decreased by $138,856 (41.97%) relative to the same period in the prior year. Year-to-date interest expense through September 30, 2012 is $396,872 (35.81%) lower than the same period in the previous year. Interest rates on deposit products (excluding interest bearing checking) and repurchase agreements have been reduced by at least 50% since the beginning of 2012 which have resulted in the significant decrease in interest expense.
    The Company’s net interest income is one of the most important factors in evaluating its financial performance. Management uses interest rate sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease one hundred basis points, and all assets and liabilities maturing or repricing within that period were fully adjusted for the rate change, the Company would experience a decrease of approximately 3.6% in net interest income. Conversely, if prime were to increase one hundred basis points, and all assets and liabilities maturing or repricing within that period were fully adjusted for the rate change, the Company would experience an increase in net interest income of the same percentage. The current interest rate sensitivity of 3.6% is a substantial decrease from the 5.2% in the previous quarter which can be attributed to a lower percentage of assets (both investments and loans) that will reprice in the next 3 months and an increase in immediately repriceable deposits. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management’s reaction to this rate change would be to reprice its loans or deposits or both.

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

Average Balances, Interest, and Yields
	For the quarter ended			For the quarter ended
	September 30, 2012			September 30, 2011
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield

Assets
Federal funds sold	$ 42,680,109	$ 12,507	0.12%	$ 51,712,959	$ 14,390	0.11%
Interest-bearing deposits	13,581,900	14,708	0.43%	9,860,269	15,011	0.60%
Investment securities	127,704,546	198,865	0.62%	99,104,227	265,888	1.06%
Loans, net of allowance	228,189,808	3,591,419	6.26%	233,798,058	3,784,852	6.42%
Total interest-earning assets	412,156,363	3,817,499	3.68%	394,475,513	4,080,141	4.10%
Noninterest-bearing cash	23,388,015			20,466,110
Other assets	17,713,171			15,271,553
Total assets	$ 453,257,549			$ 430,213,176

Liabilities and Stockholders' Equity
Interest-bearing deposits
NOW	$ 63,037,262	27,881	0.18%	$ 61,963,239	38,869	0.25%
Money market	56,720,023	17,862	0.13%	47,559,004	50,148	0.42%
Savings	54,843,349	15,746	0.11%	51,119,456	34,079	0.26%
Other time	87,695,148	126,067	0.57%	91,512,503	201,045	0.87%
Total interest-bearing deposits	262,295,782	187,556	0.28%	252,154,202	324,141	0.51%
Securities sold under agreements to repurchase & federal funds purchased	7,064,313	4,441	0.25%	5,370,475	6,712	0.50%
Borrowed funds	-	-		-	-
Total interest-bearing liabilities	269,360,095	191,997	0.28%	257,524,677	330,853	0.51%
Noninterest-bearing deposits	105,789,957			96,315,801
	375,150,052	191,997	0.20%	353,840,478	330,853	0.37%
Other liabilities	174,331			73,900
Stockholders' equity	77,933,166			76,298,798
Total liabilities and
stockholders' equity	$ 453,257,549			$ 430,213,176
Net interest spread			3.40%			3.59%
Net interest income		$ 3,625,502			$ 3,749,288
Net margin on interest-earning assets			3.50%			3.77%

Tax equivalent adjustment in:
Investment income		$ 16,027			$ 23,626
Loan income		$ 41,603			$ 40,902

    Provisions for loan losses of $206,200 and $55,500 were recorded during the 3rd quarter of 2012 and 2011, respectively. The 3rd quarter provisions were higher than the amount recorded in the same period in the prior year due to charge-offs on several collateral dependent real estate loans. Provisions for loan losses of $503,700 and $1,004,400 were recorded for the nine months ending September 30, 2012 and 2011, respectively. The year-to-date provisions for loan losses in 2012 are significantly less than the amount recorded during the same period in the prior year due to substantial losses recorded on several collateral dependent real estate loans in the first half of 2011. During the 3rd quarter of 2011, the expected losses on these collateral-dependent real estate loans were charged-off. Net loans charged-off were $493,545 and $1,287,542 during the first nine months of 2012 and 2011, respectively. Management attributes the continued high level of loan losses to the weak economic conditions of the area and severely depressed real estate values. Management expects additional losses to occur during the remainder of 2012 and into 2013, and those losses may be significant. Provisions for anticipated losses are included in the ALLL. Refer to the Loan Quality and the Allowance for Loan Losses section above for a discussion of the provision for loan losses.
    Noninterest revenue for the 3rd quarter of 2012 is approximately the same as the comparable period last year. Year-to-date noninterest revenue is $203,970 (15.77%) higher than the same period last year. The positive variances in the year-to-date periods result from lower other than temporary impairment (OTTI) losses on equity investments in 2012. OTTI losses were $157,090 lower in 2012. The remaining increase over the prior year is attributable to the incremental income from an additional investment made in bank owned life insurance in the 1st quarter of 2012. Increases in fee income in other areas such as ATM and debit card, merchant services, and wire transfers were offset by a reduction in service charge revenue on deposit accounts associated with prohibition of insufficient funds fees on non-recurring consumer point-of-sale transaction and implementation of free online banking.
    Non-interest expense for the 3rd quarter of 2012 is $102,161 (5.08%) higher than the comparable period last year driven by increased employee payroll and group insurance costs. For the year-to-date period, non-interest expense is $207,415 (3.37%) higher than last year also as a result of increased employee payroll and group insurance costs along with higher consulting, training, and OREO holding costs. The aforementioned increases in year-to-date non-interest expenses were partially offset by decreases in FDIC deposit insurance premiums, occupancy costs, and legal fees.
    Income taxes for the nine months ended September 30, 2012 are $62,500 (3.15%) lower than the same period last year while pre-tax income decreased by $105,249 (1.92%) during the same period. The decrease in income tax expense for the nine months ended September 30, 2012 is proportionate to the decrease in income before income taxes during the same period. The Company’s effective tax rate of 35.79% for the nine months ended September 30, 2012 is consistent with the rate through September 30, 2011 of 36.24%. The slight decrease in the effective tax rate is due to a higher percentage of tax-exempt income in 2012, mostly attributable to the additional bank owned life insurance investment in the 1st quarter. At this time, there are no changes in the operations of the Company or tax laws applicable to the Company that would have a significant impact on the effective income tax rate.

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

Capital Resources and Adequacy
     Total stockholders’ equity increased $3,093,801 from December 31, 2011 to September 30, 2012. This increase is attributable to comprehensive income of $3,450,576 for the nine months ended September 30, 2012, less the cost to repurchase shares of $356,775 during the same period.
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
    Tier one risk-based capital ratios of the Company as of September 30, 2012 and December 31, 2011 were 35.9% and 34.6%, respectively. Both are substantially in excess of regulatory minimum requirements. The increase in the tier one capital ratio since December 31, 2011 is primarily attributable to a reduction in the loan portfolio during the same period.
    On June 7, 2012, the Board of Governors of the Federal Reserve, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation (collectively the "banking agencies") issued joint notices of proposed rulemaking that would revise and replace the banking agencies’ current regulatory capital framework. The proposed rules would implement the Basel III capital standards as established by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. As proposed, the new regulatory capital framework would apply to the Bank and would establish higher minimum regulatory capital ratios, add a new Common Tier 1 regulatory capital ratio, establish capital conservation buffers, and significantly revise the rules for calculating risk weighted assets. As currently written, the proposed rules would not apply to the Company as its total assets are currently less than $500 million.
    During the 3rd quarter of 2012, management analyzed the proposed rules and estimated the potential impact on the Bank’s regulatory capital ratios, capital planning, and operations. A detailed comment letter identifying the potential impact on the Bank including opposition to the proposed rules was written by management and submitted to the Bank’s regulators. A copy of the letter, in its entirety, can be found on the website of the FDIC. In summary, three areas of the proposed rules will have a significant impact on the Bank’s regulatory capital ratios including, inclusion of unrealized gains and losses on available-for-sale securities in regulatory capital, increased risk weighting for residential mortgages and increased risk weighting for unused commitments. Inclusion of unrealized gains and losses on available-for-sale securities would create volatility in the Bank’s regulatory capital ratios as interest rates increase or decrease. However, the changes in capital would only be temporary as the Bank typically holds its securities until maturity or until a call option is exercised. Changes in the risk-weighting of residential mortgages and unused commitments, as written in the proposed rules, are estimated to decrease the Bank’s regulatory capital ratios by at least 550 bps. This reduction is significant but the Bank’s capital ratios would remain substantially in excess of regulatory minimum requirements. Due to the aforementioned impacts of the proposed rules, the Bank may be required to designate fewer investment securities as available-for-sale, make significant changes to its residential mortgage and line of credit product offerings, and consider selling residential mortgages from its portfolio. Costs of compliance related to the proposed rules are expected to have a negative impact on the Bank’s earnings.

Website Access to SEC Reports
    The Bank maintains an Internet website at www.taylorbank.com. The Company’s periodic SEC reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and the related XBRL files, are accessible through this website. Access to these filings is free of charge. The reports are available as soon as practicable after they are filed electronically with the SEC.

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
    At September 30, 2012, the Company’s interest rate sensitivity, as measured by gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 17.85%, as a percentage of interest-earning assets. Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases. Conversely, if interest rates decrease, net interest income would decline. The Bank has classified its demand mortgage and commercial loans as immediately repriceable. Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans and change the rates rests with management.

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
    The Company’s management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012. Based on that evaluation, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s disclosure controls and procedures are effective. The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

Changes in Internal Controls
    During the quarter ended on the date of this report, there were no significant changes in the Company’s internal control over financial reporting that have had or are reasonably likely to have a material effect on the Company’s internal control over financial reporting. As of September 30, 2012, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s internal controls over financial reporting are effective.

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

			(c) Total number	(d) Maximum number
	(a) Total	(b) Average	of Shares Purchased	of Shares that may
	Number	Price Paid	as Part of a Publicly	yet be Purchased
Period	of Shares	per Share	Announced Program	Under the Program
July	5,500	24.75	5,500	285,585
August	370	24.59	370	285,215
September	3,869	25.33	3,869	281,346
Totals	9,739	24.98	9,739

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
    There is no set expiration date for this program. No other stock repurchase plan or program existed or exists simultaneously, nor has any other plan or program expired during the period covered by this table. Common shares repurchased under this plan are retired. From its inception through September 30, 2012, 258,196 shares were retired under this program with 14,519 of those shares being retired during the nine months ended September 30, 2012. As of September 30, 2012, there are 281,346 shares available for repurchase under the reinstated program announced on September 14, 2011.

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

	2012		2011
Sales price per share	High	Low	High	Low
First quarter	$ 24.50	$ 22.35	$ 34.00	$ 26.50
Second quarter	$ 24.85	$ 22.52	$ 28.50	$ 26.00
Third quarter	$ 26.00	$ 23.51	$ 32.00	$ 21.00
Fourth quarter			$ 25.50	$ 22.10

Item 3. Defaults Upon Senior Securities
     Not applicable.

Item 4. Mine Safety Disclosures
     Not applicable.

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

Date: November 6, 2012

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

Date: November 6, 2012

By: /s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial and Accounting Officer)

Exhibit 32
Certification - Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2012, of Calvin B. Taylor Bankshares, Inc.:

(1) The referenced report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Calvin B. Taylor Bankshares, Inc.

Date: November 6, 2012

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

Date: November 6, 2012

By: /s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

By: /s/ Jennifer G. Hawkins
Jennifer G. Hawkins
Treasurer (Principal Financial and Accounting Officer)