Form 10-K
period 2012-12-31
TAYLOR CALVIN B BANKSHARES INC
filed 2013-03-13
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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
Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during  the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ___

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non- accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes ☐   No ☒

The aggregate market value of the Common Stock, all of which has voting rights, held by non-affiliates of the registrant, as of June 30, 2012 was $58,659,192. This calculation is based upon the last price known to the registrant at which its Common Stock was sold as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2012, the last known sale price was $23.60 per share.  There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

On February 28, 2013, there were 2,969,776 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2013, is incorporated by reference in this Form 10-K in Part I, Item 1 and Part III, Items 10, 11, 12, 13, and 14.

The Company's Annual Report to Stockholders for the year ended December 31, 2012, pages 1 through 28, are incorporated by reference in this Form 10-K in Part II, Item 8, Financial Statements and Supplementary Data.

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
Much of the Bank’s service area is located in or in close proximity to the coastal resort areas of Maryland, Delaware and Virginia, which have grown as resort and retirement communities.  The principal components of the local economy are tourism, agriculture, and healthcare.  The largest employers within the Bank’s service area include local and state governments, healthcare facilities, and the hospitality industry of the coastal resort areas.

Banking Products and Services
The Bank offers a full range of deposit services including checking, NOW, Money Market, and savings accounts, and time deposits including certificates of deposit.  The transaction, savings, and certificate of deposit accounts are tailored to the Bank’s principal market areas at rates competitive with those offered in the area by other community banks.  The Bank also offers Individual Retirement Accounts (IRA), Health Savings Accounts, and Education Savings Accounts.  All deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to the maximum amount allowed by law.  The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.  The Bank offers individual customers up to $50 million in FDIC insured deposits through the Certificate of Deposit Account Registry Services® network (CDARS).
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

Competition
The Company and the Bank face strong competition in all areas of operations.  The competition comes from entities operating in Worcester County, Maryland and Sussex County, Delaware and neighboring counties and includes branches of some of the largest banks in Maryland, Delaware, and Virginia. Its most direct competition for deposits comes from other commercial banks, savings and loan associations, and credit unions operating in its service areas.  The Bank also competes for deposits with money market mutual funds and corporate and government securities.  The Bank competes for loans with the same banking entities, as well as mortgage banking companies and other institutional lenders.  The competition for loans varies from time to time depending on factors including, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market, and other factors which are not readily predictable.  Some competitors may provide products and/or services not offered by the Bank as a result of different risk management practices, additional resources, and less regulatory oversight.
The Bank employs traditional marketing media including local newspapers and radio advertisements, to attract new customers.  Bank officers, directors, and employees are active in numerous community organizations and participate in community-based events.  These activities and referrals by satisfied customers are utilized to create new business.

Employees
As of December 31, 2012, the Bank employed 92 full-time equivalent employees.  The Company's operations are conducted through the Bank.  Consequently, the Company does not have separate employees.  None of the employees of the Bank are represented by any collective bargaining unit.  The Bank considers its relations with its employees to be good.

SUPERVISION AND REGULATION

The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations.  These laws and regulations are generally intended to protect depositors, the federal deposit insurance fund, and not for the protection of stockholders and creditors.  The following is a summary of certain significant laws and regulations affecting the Company and the Bank.  To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.
Proposed legislative changes and the policies of various regulatory authorities may affect the operations of the Company and the Bank and those effects may be material.  The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic controls, or new federal or state legislation may have in the future.

Recent Developments
Monetary Policy
The Federal Reserve Board of Governors and the Federal Open Market Committee (FOMC) are responsible for setting the nation’s monetary policy to promote the objectives of maximum employment, stable prices, and moderate long-term interest rates.  The regulatory policies and actions of the Federal Reserve can have a significant impact on the operating results of banks.  In the most stable economic times, the Company cannot reliably predict the effect of changing government policies on earnings, or loan and deposit levels.
The Federal Reserve Open Market Committee (FOMC) reduced the federal funds rate from 4.25% at the beginning of 2008 to a range of 0.00% to 0.25% at the end of 2008.  This rate has remained through 2012 and the FOMC has recently indicated that the fed funds rate will remain at this low level through 2015.  Other short-term investments have experienced similar declines.  The impact on the Company is reduced interest revenues and yields on federal funds sold, debt securities, and certificates of deposit in other banks.  Increased liquidity during the same period and the short term nature of the Company’s investment portfolio resulted in significant downward repricing of debt securities and certificates of deposit in other banks.  In addition, the historically low interest rate environment has decreased the loan portfolio yield as new loans are originated at competitive market rates and some existing borrowers request market interest rate adjustments.

The Dodd-Frank Act
On July 21, 2010, financial regulatory reform legislation entitled The “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. It implements changes in financial institution regulations that include:
-	Creation of the Consumer Financial Protection Bureau with responsibility for implementing, examining and enforcing compliance with federal consumer financial laws.
-
Changes to the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, elimination of the cap on the size of the Deposit Insurance Fund (“DIF”) and an increase to the lowest level permissible for the DIF.

-	Provision of unlimited federal deposit insurance for non-interest bearing demand transaction accounts in insured depository institutions until December 31, 2012.
-	Repeal of the federal regulations prohibiting the payment of interest on demand deposit accounts of businesses depositors.
-
Amendment of the Electronic Fund Transfer Act (“EFTA”) to authorize the Federal Reserve to issue rules governing interchange fees charged for debit card transactions for card issuers having assets over $10 billion, and giving Federal Reserve enforcement power over a new requirement that these fees be reasonable and proportional to the actual cost of the transaction to the issuer.

On February 7, 2011, the FDIC approved a final rule on Deposit Insurance Assessments, Dividends, Assessment Base and Large Bank Pricing which implemented changes to the assessment system as promulgated by the Dodd-Frank Act.  The final rule was effective April 1, 2011.  Refer to “Deposit Insurance” below for further discussion.
Title 14 of the Dodd-Frank Act includes requirements for lenders to prove that the borrower meets an “ability to repay” test for mortgage loans which is intended to improve underwriting to ensure that borrowers only get loans that have a proven ability to be repaid.  The “ability to repay” test can be challenged in court for the entire life of the loan, raising the risk of litigation tremendously.  On May 11, 2011, the Federal Reserve Board published for notice and comment a proposed rule amending Regulation Z (Truth in Lending) to implement amendments to the Truth in Lending Act (TILA) made by the Dodd-Frank Act.  The proposed rule addressed new “ability to repay” requirements that generally will apply to consumer credit transactions secured by a dwelling and the definition of a “qualified mortgage.”  Among other consumer financial protection laws, the Dodd-Frank Act transferred the Board’s rulemaking authority for TILA to the Consumer Financial Protection Bureau as of July 21, 2011.  The final rule is required to be issued by January 2013 in accordance with the Dodd-Frank Act.  Depending on the requirements specified in the final rule the Company’s loan origination could be significantly impacted including the ability to offer mortgages with demand features which help the Company manage interest rate risk.
Effective August 21, 2011, the Federal Reserve Board repealed Regulation Q which prohibited the payment of interest on demand deposits accounts of business depositors.  Due to the historically low interest rate environment there was no adverse impact to the Company and the Bank thus an interest bearing business deposit product has not been offered.
On October 1, 2011, the Federal Reserve Board debit card interchange rates rule became effective for institutions with assets in excess of $10 billion.  Although the Bank does not have assets in excess of $10 billion, it is anticipated that over time smaller community banks may be forced to match the fee reductions of larger institutions with which they compete.  Management has not identified adverse impacts to debit card interchange revenue as a result of this rule.
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

Gramm-Leach-Bliley Act
The Gramm-Leach-Bliley Act (also known as the Financial Services Modernization Act) was signed into law in 1999.  Among other things, the Act repeals the restriction contained in the Glass-Steagall Act, on banks affiliating with securities firms.  The Act permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities.  The Act also authorizes activities that are “complementary” to financial activities.  The Act is intended to grant certain powers to community banks that larger institutions have accumulated on an ad hoc basis.  The Act also required banks to provide notice to customers describing the bank’s policies regarding the sharing of nonpublic personal information with non-affiliated third parties.  The Company has not engaged in any of the financial activities permitted by the Act, and it is not possible to determine the full effect that the Act has had on the competitive landscape of the Company and the Bank.  One certain consequence of the Act is the increased cost of compliance with required disclosures.

Securities Exchange Act of 1934
The Company’s common stock is registered with the Securities and Exchange Commission (SEC) under Section 12(g) of the Securities Exchange Act of 1934 (the Securities Act).  The Company is, therefore, subject to periodic and ad hoc information reporting, proxy solicitation rules, restrictions on insider trading, and other requirements of the Act.   The Dodd-Frank Act amended the Securities Act requiring that shareholders be provided the opportunity to submit advisory votes on executive compensation.  The Company incorporated this requirement in its annual proxy statement.

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

The Bank
General.  The Bank operates as a state nonmember banking association incorporated under the laws of the State of Maryland.  It is subject to examination by the FDIC and the state department of banking regulation for each state in which it has a branch.  The States and the FDIC regulate or monitor all areas of the Bank’s operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees on loans, establishment or closure of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices.  The FDIC requires the Bank to maintain certain capital ratios and imposes limitations on the Bank’s aggregate investment in real estate, bank premises, and furniture and fixtures.  The Bank is required by the FDIC to prepare and submit quarterly reports on the Bank’s financial condition.
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

The Bank Secrecy Act and USA Patriot Act
The Bank Secrecy Act of 1970 (BSA) requires financial institutions to assist federal agencies to detect, deter, and prevent money laundering by filing and/or maintaining reports of large cash transactions or other suspicious transactions and establishing anti-money laundering programs and compliance procedures.  BSA is also referred to as anti-money laundering law as it is designed to detect money laundering, tax evasion, or other criminal activities.
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

Other Regulations
Interest and certain other charges collected or contracted for by the Bank are subject to state and federal laws concerning interest rates.  The Bank’s loan operations are also subject to certain federal laws applicable to credit transactions, such as the:
-	Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers
-
Real Estate Settlement Procedures Act requiring lenders to  provide disclosures to consumers at various times during an applicable transaction and which outlaws kickbacks that increase the cost of settlement services

-
Home Mortgage Disclosure Act of 1975 requiring financial institutions in metropolitan statistical areas to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves

-	Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed, or other prohibited bases in extending credit
-	Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies
-
Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

-	Deposit operations of the Bank are subject to the Truth in Savings Act which governs disclosures of rate and fee information to consumer deposit customers
-
Right to Financial Privacy Act which imposes a duty to maintain confidentiality of customers’ financial records and prescribes procedures for complying with administrative subpoenas of financial records

-
Electronic Fund Transfers Act as implemented by the Federal Reserve Board’s Regulation E which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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
The Dodd-Frank Act changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, elimination of the cap on the size of the Deposit Insurance Fund (“DIF”) and an increase to the lowest level permissible for the DIF.  The final rule implementing the change in assessment base was effective April 1, 2011 and has resulted in a decrease to the Bank’s federal deposit insurance assessment going forward.  Due to the differences between the assessment base at the time of the prepayment and as determined under the final rule the Bank has an excess prepaid amount at the end of 2012.  The FDIC has announced that any prepaid amount remaining after payment of the March 2013 assessment invoice will be refunded on the June 2013 assessment invoice.  The Bank will receive a refund of approximately $400,000 as a result of this procedure.

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
The Company's ability to pay any cash dividends to its stockholders in the future will depend solely on the Bank's ability to pay dividends to the Company.  In order to pay dividends to the Company, the Bank must comply with the requirements of all applicable laws and regulations.  Under Maryland law, the Bank must pay a cash dividend only from the following, after providing for due or accrued expenses, losses, interest, and taxes:  (i) its undivided profits, or (ii) with the prior approval of the Department of Financial Regulation, its surplus in excess of 100% of its required capital stock.  As of December 31, 2012, the Bank has $46,851,416 of undivided profits available for distribution.  Under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized.  See "Capital Regulations" below.  See Item 5 for a discussion of dividends paid by the Company in the past three years.
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
Current guidelines require bank holding companies and federally regulated banks to maintain a minimum ratio of total risk-based capital to risk-weighted assets equal to 8%, of which at least 4% must be Tier 1 capital.  Tier 1 capital includes common stockholders' equity before the unrealized gains and losses on securities available for sale, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles, and excludes the allowance for loan losses.  Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan losses up to 1.25% of risk-weighted assets.  Total capital is the sum of Tier 1 plus Tier 2 capital.  The federal bank regulatory authorities have also implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines.  The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base.  The minimum required leverage ratio for top-rated institutions is 4%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest-rated institutions.
FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures.  The capital-based regulatory framework contains five categories for compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.  As of December 31, 2012, the Company and the Bank were qualified as "well capitalized."  For further discussions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Capital."
On June 7, 2012, the Board of Governors of the Federal Reserve, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation (collectively the “banking agencies”) issued joint notices of proposed rulemaking that would revise and replace the banking agencies’ current regulatory capital framework.  The proposed rules would implement the Basel III capital standards as established by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  As proposed, the new regulatory capital framework would apply to the Bank and would establish higher minimum regulatory capital ratios, add a new Common Tier 1 regulatory capital ratio, establish capital conservation buffers, and significantly revise the rules for calculating risk weighted assets.  As currently written, the proposed rules would not apply to the Company as its total assets are currently less than $500 million.
During 2012, management analyzed the proposed rules and estimated the potential impact on the Bank’s regulatory capital ratios, capital planning, and operations.  A detailed comment letter identifying the potential impact on the Bank including opposition to the proposed rules was written by management and submitted to the Bank’s regulators.  A copy of the letter, in its entirety, can be found on the website of the FDIC.  In summary, three areas of the proposed rules will have a significant impact on the Bank’s regulatory capital ratios including, inclusion of unrealized gains and losses on available-for-sale securities in regulatory capital, increased risk weighting for residential mortgages and increased risk weighting for unused commitments.  Inclusion of unrealized gains and losses on available-for-sale securities would create volatility in the Bank’s regulatory capital ratios as interest rates increase or decrease.  However, the changes in capital would only be temporary as the Bank typically holds its securities until maturity or until a call option is exercised.  Changes in the risk-weighting of residential mortgages and unused commitments, as written in the proposed rules, are estimated to decrease the Bank’s regulatory capital ratios by at least 550 bps.  This reduction is significant but the Bank’s capital ratios would remain substantially in excess of regulatory minimum requirements.  Due to the aforementioned impacts of the proposed rules, the Bank may be required to designate fewer investment securities as available-for-sale, make significant changes to its residential mortgage and line of credit product offerings, and consider selling residential mortgages from its portfolio.  Costs of compliance related to the proposed rules are expected to have a negative impact on the Bank’s earnings.

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
The following are descriptions of the significant categories of risk most relevant to the Company.  The risks described below are not the only risks that apply to the Company.  Management may not be aware of some risks and may judge others to be unlikely to have a material effect on the Company or the Bank.  In the opinion of management, there has been no material increase in any level of risk incurred by the Company or the Bank during the period covered by this report.

The Company may be adversely affected by conditions in the economy and financial markets.
The Company’s asset quality and earnings are affected by general economic conditions.  The Company relies on loan demand to generate earning assets that are the source of most of its revenues but also pose the greatest risk of loss during challenging economic times.  The banking industry continues to endure adverse consequences of the regional and national economic recession which began in 2008.  Borrowers have experienced both loss of income and declines in the value of their homes, businesses and investments, in addition to increased costs of living.  As borrowers experience hardships that affect their ability to repay loans, the Bank experiences atypically high delinquencies, restructuring requests, loan charge offs, collateral repossessions, and mortgage foreclosures relative to its history.  The impact on future results of operation of the Company and the Bank due to changes in macro and micro economic conditions cannot be estimated.

The Company is exposed to lending risks including those related to asset quality and regulatory compliance.
The primary source of revenue for the Company and the Bank is lending.  During the ongoing economic downturn which began in 2008, the Company has suffered historically high levels of delinquencies, troubled debt restructurings, nonaccruals, and loan losses.  Management expects continued high levels of delinquencies and loan losses to continue in subsequent periods until economic conditions improve.  For further discussion, see the section of Management's Discussion and Analysis of Financial Condition and Results of Operation titled Composition of the Loan Portfolio.
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
Management maintains a system of policies, procedures, checks and balances known as “internal controls.”  Internal controls are designed to ensure the likelihood of meeting corporate goals of accuracy, efficiency and legal compliance.  A failure of internal controls could have an adverse effect on the Company’s reputation, results of operations, and financial condition.
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
As a community bank, community and customer relations are critical to the Bank’s success.  Anything that would impair that reputation poses a significant risk and could have an adverse effect on earnings as well as the ability to retain or attract customers.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Articles of Incorporation, as amended, authorize it to issue up to 10,000,000 shares of common stock.  As of February 28, 2012 there were approximately 997 stockholders of record and 2,969,776 shares of Common Stock issued and outstanding.  All outstanding shares of common stock of the Company are entitled to share equally in dividends from funds legally available, when, as, and if declared by the Board of Directors.   The Company paid or declared dividends of $0.93 per share in 2012, $0.92 per share in 2011, and $0.91 per share in 2010.
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

	2012		2011
Sales price per share	High	Low	High	Low
First quarter	$24.50	$22.35	$34.00	$26.50
Second quarter	$24.85	$22.52	$28.50	$26.00
Third quarter	$26.00	$23.51	$32.00	$21.00
Fourth quarter	$26.75	$24.85	$25.50	$22.10

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
There is no set expiration date for this program.  No other stock repurchase plan or program existed or exists simultaneously, nor has any other plan or program expired during the period covered by this table.  Common shares repurchased under this plan are retired.  From its inception through December 31, 2012, there were 261,446 shares retired under this program with 17,769 of those shares being retired during 2012.  As of December 31, 2012, there are 278,096 shares available to repurchase under the reinstated program announced on September 14, 2011.

Item 6. Selected Financial Data

The following table presents selected financial data for the five years ended December 31, 2012.

	2012	2011	2010	2009	2008
	(Dollars in thousands, except for per share data)
At Year End
Total assets	$442,893	$416,228	$406,148	$393,528	$372,603
Total deposits	$360,555	$336,057	$326,778	$312,648	$292,459
Total loans, net of unearned income and
allowance for loan losses	$227,347	$227,534	$237,001	$240,062	$241,431
Total stockholders’ equity	$76,880	$75,723	$74,195	$72,278	$72,283
Common shares issued and outstanding	2,978,554	2,996,323	3,000,508	3,000,508	3,048,397

For the Year
Average total assets	$432,062	$413,811	$401,060	$386,038	$366,900
Average stockholders' equity	$77,301	$75,753	$73,733	$71,898	$73,726
Net interest income	$14,238	$14,927	$15,377	$15,360	$15,978
Net income	$4,357	$4,619	$5,197	$5,110	$6,059
Cash dividend	$2,773	$2,759	$2,730	$2,704	$6,566

Per share data
Book value	$25.81	$25.27	$24.73	$24.09	$23.71
Net income	$1.46	$1.54	$1.73	$1.69	$1.97
Cash dividends declared	$0.93	$0.92	$0.91	$0.90	$2.15

Other ratios
Return on average assets	1.01%	1.12%	1.30%	1.32%	1.65%
Return on average equity	5.64%	6.10%	7.05%	7.11%	8.22%
Dividend payout ratio	63.70%	59.74%	52.60%	53.25%	109.14%
Average equity to average assets ratio	17.89%	18.31%	18.38%	18.62%	20.09%

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
The allowance for loan losses (ALLL) represents management’s best estimate of inherent probable losses in the loan portfolio as of the balance sheet date.  It is one of the most difficult and subjective judgments.  The adequacy of the allowance for loan losses is evaluated no less than quarterly.  The determination of the balance of the allowance for loan losses is based on management’s judgments about the credit quality of the loan portfolio as of the review date.  It should be sufficient to absorb losses in the loan portfolio as determined by management’s consideration of factors including an analysis of historical losses, specific reserves for impaired loans, delinquency trends, portfolio composition (including segment growth or shifting of balances between segments, products and processes, and concentrations of credit, both regional and by relationship), portfolio management (including lending staff experience and changes), critical documentation and policy exceptions, risk rating analysis, interest rates and the competitive environment, economic conditions in the Bank’s service area, and results of independent reviews, including audits and regulatory examinations.

Overview
Consolidated income of the Company is derived primarily from operations of the Bank.  Net income for 2012 was $4,357,100 compared to $4,618,511 for 2011, and $5,196,779 for 2010.  The Company had a return on average equity of 5.64% and return on average assets of 1.01% for 2012, compared to returns on average equity of 6.10% and 7.05%, and returns on average assets of 1.12% and 1.30%, for 2011 and 2010, respectively.

Results of Operations
The Company’s net income of $4,357,100, or $1.46 per share, for the year ended December 31, 2012, was a decrease of $261,411 (5.66%) from net income of $4,618,511, or $1.54 per share, for the year ended December 31, 2011.  Contributing to this was a $689,413 decrease in net interest income, a $28,691 decrease in noninterest revenue, and an increase of $233,707 in noninterest expenses.  Offsetting these amounts was a $521,600 decrease in the provision for loan losses.  These factors are discussed further in the following pages.
The Company’s net income of $4,618,511, or $1.54 per share, for the year ended December 31, 2011, was a decrease of $578,268 (11.13%) from net income of $5,196,779, or $1.73 per share, for the year ended December 31, 2010.  Contributing to this was a $449,214 decrease in net interest income, a $392,580 decrease in noninterest revenue, an increase of $115,300 in provision for loan losses, and an increase of $7,784 in noninterest expenses.  These factors are discussed further in the following pages.
The Company’s net income of $912,135 or $0.31 per share, for the quarter ended December 31, 2012, decreased by $218,494 (19.32%) from the net income of $1,130,629 or $0.38 per share, for the quarter ended December 31, 2011.  The primary reason for the decrease was higher losses on the revaluation of Other Real Estate Owned (OREO), which was $164,360 higher in the 4th quarter of 2012 compared to the same period in 2011.
The Company’s net income of $1,130,629 or $0.38 per share, for the quarter ended December 31, 2011, increased by $171,975 (17.94%) from the net income of $958,654 or $0.32 per share, for the quarter ended December 31, 2010.  The primary reason for the increase was a lower provision for loan losses, which was $235,600 lower in the 4th quarter of 2011 compared to the same period in 2010.

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
The key performance measure for net interest income is the "net margin on interest-earning assets," or net interest income divided by average interest-earning assets.  The Company's net interest margin for 2012 on a non-GAAP tax-equivalent basis was 3.68%, compared to 3.99% and 4.26% for 2011 and 2010, respectively.  Because most of the Bank’s loans are written with a demand feature and the Bank originates very few variable rate loans, the income of the Bank should not change dramatically as interest rates change.  However, due to the short term nature of the Company’s investment portfolio and its size as a percentage of interest-earning assets, the net interest income of the Bank can be impacted as interest rates change and investments reprice.   Management of the Company monitors net margin on interest-earning assets and executes strategies to maximize it.  The net interest margin may decline, however, if competition increases, loan demand decreases, the volume of nonaccruing loans increases, or the cost of funds rises faster than the return on loans and securities.  Although such expectations are based on management's judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management's expectations cannot be assured.  The Bank’s historically high levels of nonaccruing loans are one of the adverse consequences of a prolonged economic downturn during which many borrowers have experienced financial distress.
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

	Average Balances, Interest, and Yields
	(Dollars stated in thousands)
	For the Year Ended December 31, 2012			For the Year Ended December 31, 2011			For the Year Ended December 31, 2010
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets
Federal funds sold	$34,112	$44	0.13%	$37,803	$47	0.12%	$35,853	$66	0.18%
Interest-bearing deposits	12,264	56	0.57%	10,259	58	0.57%	9,582	58	0.61%
Investment securities:
U. S. Treasury	102,856	693	0.67%	78,798	895	1.14%	63,485	1,134	1.80%
U. S. Government Agency	7,736	36	0.47%	8,964	77	0.86%	8,497	100	1.18%
State and municipal	5,870	69	1.18%	6,164	90	1.46%	4,425	81	1.83%
Other	1,834	40	2.29%	1,901	44	2.29%	1,934	66	3.40%
Total investment securities	118,296	838	0.71%	95,827	1,106	1.15%	78,341	1,381	1.76%
Loans:
Commercial	12,979	819	6.31%	14,745	927	6.29%	18,241	1,208	6.62%
Mortgage	215,136	13,454	6.25%	221,354	14,326	6.47%	223,980	14,719	6.57%
Consumer	1,808	139	7.69%	1,658	130	7.84%	1,968	161	8.16%
Total loans	229,923	14,412	6.27%	237,757	15,383	6.47%	244,189	16,088	6.59%
Allowance for loan losses	727			1,282			739
Total loans, net of allowance	229,196	14,412	6.29%	236,475	15,383	6.51%	243,450	16,088	6.61%
Total interest-earning assets	393,868	15,350	3.90%	380,364	16,594	4.36%	367,226	17,593	4.79%
Noninterest-bearing cash	20,833			18,308			18,157
Premises and equipment	6,064			6,243			6,421
Other assets	11,297			8,896			9,256
Total assets	$432,062			$413,811			$401,060
Interest-bearing deposits
NOW	$62,119	114	0.18%	$61,381	172	0.28%	$57,230	223	0.39%
Money market	53,529	114	0.21%	46,128	204	0.44%	38,434	191	0.50%
Savings	53,801	87	0.16%	49,655	143	0.29%	48,178	219	0.45%
Other time	87,688	541	0.93%	93,217	862	0.93%	99,531	1,277	1.28%
Total interest-bearing deposits	257,137	856	0.33%	250,381	1,381	0.55%	243,373	1,910	0.78%
Securities sold under agreements to repurchase	5,705	13	0.23%	4,720	22	0.47%	6,256	31	0.50%
Borrowed funds	-	-		-	-		34	2	6.71%
Total interest-bearing liabilities	262,842	869	0.33%	255,101	1,403	0.55%	249,663	1,943	0.78%
Noninterest-bearing deposits	91,804	-		82,858	-		77,085	-
	354,646	869	0.25%	337,959	1,403	0.42%	326,748	1,943	0.59%
Other liabilities	115			99			579
Stockholders' equity	77,301			75,753			73,733
Total liabilities and stockholders' equity	$432,062			$413,811			$401,060
Net interest spread			3.57%			3.81%			4.01%
Net interest income		$14,481			$15,191			$15,650
Net margin on interest-earning assets			3.68%			3.99%			4.26%

Tax equivalent adjustment included in:
Investment income		$77			$98			$116
Loan income		$166			$165			$158

	Average Balances, Interest, and Yields (Dollars stated in thousands)
	For the Year Ended December 31, 2009			For the Year Ended December 31, 2008
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets
Federal funds sold	$33,355	$67	0.20%	$36,328	$732	2.02%
Interest-bearing deposits	12,227	158	1.30%	9,659	325	3.37%
Investment securities:
U. S. Treasury	56,949	1,498	2.63%	44,359	1,902	4.29%
U. S. Government Agency	9,926	199	2.00%	10,330	468	4.53%
State and municipal	2,541	72	2.83%	1,359	65	4.82%
Other	1,934	92	4.77%	1,934	109	5.64%
Total investment securities	71,350	1,861	4.39%	57,982	2,544	4.39%
Loans:
Commercial	21,104	1,338	6.34%	24,272	1,628	6.71%
Mortgage	218,800	14,617	6.68%	212,104	14,917	7.03%
Consumer	2,191	181	8.24%	2,497	206	8.23%
Total loans	242,095	16,136	6.67%	238,873	16,751	7.01%
Allowance for loan losses	725			237
Total loans, net of allowance	241,370	16,136	6.69%	238,636	16,751	7.02%
Total interest-earning assets	358,302	18,222	5.09%	342,605	20,352	5.94%
Noninterest-bearing cash	13,634			10,906
Premises and equipment	6,546			6,391
Other assets	7,556			6,998
Total assets	$386,038			$366,900
Interest-bearing deposits
NOW	$50,932	138	0.27%	$48,624	201	0.41%
Money market	34,946	189	0.54%	32,070	305	0.95%
Savings	44,648	221	0.50%	41,667	309	0.74%
Other time	99,614	1,958	1.97%	90,596	3,149	3.48%
Total interest-bearing deposits	230,140	2,506	1.09%	212,957	3,964	1.86%
Securities sold under agreements to repurchase	6,527	32	0.50%	4,792	53	1.11%
Borrowed funds	60	4	6.21%	85	5	6.14%
Total interest-bearing liabilities	236,727	2,542	1.07%	217,834	4,022	1.85%
Noninterest-bearing deposits	76,666	-		74,262	-
	313,393	2,542	1.38%	292,096	4,022	1.38%
Other liabilities	747			1,078
Stockholders' equity	71,898			73,726
Total liabilities and stockholders' equity	$386,038			$366,900
Net interest spread			4.02%			4.09%
Net interest income		$15,680			$16,330
Net margin on interest-earning assets			4.38%			4.77%
Tax equivalent adjustment included in:
Investment income		$147			$183
Loan income		$173			$169

Analysis of Changes in Net Interest Income
(Dollars stated in thousands)

	Year ended December 31, 2012 compared with 2011 variance due to			Year ended December 31, 2011 compared with 2010 variance due to
	Total	Rate	Volume	Total	Rate	Volume
Interest-earning assets
Federal funds sold	$(3)	$2	$(5)	$(19)	$(23)	$4
Interest-bearing deposits	(2)	(13)	11	-	(4)	4
Investment securities:
U. S. Treasury	(202)	(475)	273	(239)	(513)	274
U. S. Government Agency	(41)	(30)	(11)	(23)	(29)	6
State and municipals	(21)	(17)	(4)	9	(23)	32
Other	(4)	(2)	(2)	(22)	(21)	(1)
Loans:
Commercial	(108)	3	(111)	(281)	(49)	(232)
Mortgage	(872)	(470)	(402)	(393)	(220)	(173)
Consumer	9	(3)	12	(31)	(6)	(25)
Total interest revenue	(1,244)	(1,005)	(239)	(999)	(888)	(111)

Interest-bearing liabilities
NOW	(58)	(60)	2	(51)	(67)	16
Money market	(90)	(123)	33	13	(25)	38
Savings	(56)	(68)	12	(76)	(83)	7
Other time deposits	(321)	(270)	(51)	(415)	(334)	(81)
Other borrowed funds	(9)	(14)	5	(11)	(1)	(10)
Total interest expense	(534)	(535)	1	(540)	(510)	(30)

Net interest income	$(710)	$(470)	$(240)	$(459)	$(378)	$(81)

In the preceding table, the variance that is both rate and volume related is reported with the rate variance.

Composition of the Loan Portfolio
Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin.  Average loans, net of the allowance for loan losses, were $229,196,000, $236,475,000, and $243,450,000, during 2012, 2011, and 2010, respectively, which constituted 58.19%, 62.17%, and 66.29% of average interest-earning assets for the periods.  The Company’s ratio of net loans to deposits was 63.05%, 67.71%, 72.53%, at December 31, 2012, 2011, and 2010, respectively.  Average net loans to average deposits were 65.68%, 70.96%, and 75.97%, for 2012, 2011, and 2010.  The decrease in the average loan to deposit ratio from 2010 to 2011 is attributable to a 2.87% decrease in the average loan portfolio while average deposits grew by 3.99%.  This trend continued in 2012 as average loans decreased 3.08% and average deposits grew 4.71%.
The average balance table above reveals a 3-year pattern of growth in average loan balances from 2008 through 2010, followed by decreases in 2011 and 2012 which resulted in average loans in 2012 falling below 2008 levels.Despite the challenges posed by general economic conditions since 2008, the Bank has continued to fund loans in a manner consistent with the Company’s philosophy of safe and sound lending practices.  The Bank does not engage in risky lending practices such as subprime mortgages, high loan-to-value lending, or teaser rate lending.  Through 2011 and the majority of 2012 the Bank experienced lackluster demand for credit of an acceptable quality.  In the 4th quarter of 2012, loan demand increased such that total loans outstanding as of December 31, 2012 of $227,346,558 are only $187,851 lower than the December 31, 2011 balance of $227,534,139.

The Bank extends loans primarily to customers located in and near Worcester County, Maryland and Sussex County, Delaware.  Although the portfolio is diversified, its performance may be influenced by regional economic conditions.  The Company has a substantial portion of its loans in real estate and performance will be influenced by the real estate market in the region.  Additionally, the coastal geography is subject to catastrophic storms.  The local agricultural and fishing community is subject to adverse weather conditions throughout their productive seasons.  The resort areas in Worcester and Sussex counties were mostly spared from significant damage from Hurricane Sandy in October 2012 and timing of the storm did not impact the traditional summer tourism season.  There are no adverse weather conditions as of December 31, 2012 or through the subsequent event period.
As of December 31, 2012, the Bank had approximately $48.3.million in secured and unsecured loans and unfunded lines to borrowers in the hospitality industry, including hotels, motels, and other rentals.  Ocean City MD, the state’s only ocean resort, is located in the Bank’s market area.  During summer months, Ocean City becomes Maryland’s second largest city through a seasonal population growth averaging 250,000.  If tourism in the resort area falls off due to the current recession, this industry may encounter cash flow challenges.  Management closely monitors this situation and works with customers to assure timely repayment of seasonal working capital lines.  As of December 31, 2012, only one of the 47 accounts in this category was past due by 30 days or more.  This loan was 46 days past due and had an outstanding balance of $519,766 comprising 1.1% of the total outstanding balances in this category.
Since mid-2007, general economic conditions have caused a widespread decline in real estate values and an increase in time to market many properties within the Bank’s service area.  Conservative underwriting practices have somewhat insulated the Bank from severe adverse consequences such as significant loan losses and high volumes of foreclosures.  Management monitors fluctuations in the value of real estate held as collateral and, if deemed necessary, obtains additional collateral to limit the Bank’s loss exposure; still the adverse effects on many of the Bank’s customers have become apparent in increased loan delinquencies and requests for troubled debt restructurings.  The Bank experienced higher than usual loan losses and nonaccrual classifications of loans from 2009 through 2011 with the overall levels stabilizing during 2011.  During 2012, the Bank experienced fewer loan losses and decreases in the levels of nonperforming and impaired loans.  While the improvements in 2012 are notable the Bank is still experiencing historically high levels of loan losses, delinquencies, and nonperforming loans.  The local real estate market and economy are showing signs of improvement but uncertainty still remains, which leads Management to believe that soft economic conditions will continue to challenge borrowers and result in continued historically high loan losses and levels of delinquent, impaired, and nonperforming loans until economic conditions improve in subsequent periods.
The following table sets forth the composition of the Company's loan portfolio for each of the five most recent year ends.

Composition of the Loan Portfolio Stated in Dollars and Percentages

	2012	2011	2010	2009	2008
Real estate mortgages
Construction, land development, and land	$13,819,207	$13,162,460	$21,792,060	$21,952,873	$30,330,261
Residential 1 to 4 family, 1st liens	81,794,242	85,772,367	92,635,944	94,757,873	95,203,258
Residential 1 to 4 family, subordinate liens	1,932,743	2,015,355	1,660,805	2,460,550	2,952,418
Commercial properties	115,655,467	113,010,943	102,578,171	102,476,713	89,302,549
Commercial	12,946,639	12,507,978	17,596,451	16,915,476	21,990,067
Consumer	1,978,753	1,737,297	1,720,966	2,136,145	2,359,513
Total loans	228,127,051	228,206,400	237,984,397	240,699,630	242,138,066
Less allowance for loan losses	780,493	672,261	983,178	637,761	707,152
Loans, net	$227,346,558	$227,534,139	$237,001,219	$240,061,869	$241,430,914

Real estate mortgages
Construction, land development, and land	6.06%	5.77%	9.16%	9.12%	12.53%
Residential 1 to 4 family, 1st liens	35.85%	37.59%	38.93%	39.37%	39.32%
Residential 1 to 4 family, subordinate liens	0.85%	0.88%	0.70%	1.02%	1.22%
Commercial properties	50.69%	49.52%	43.10%	42.57%	36.88%
Commercial	5.68%	5.48%	7.39%	7.03%	9.08%
Consumer	0.87%	0.76%	0.72%	0.89%	0.97%
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company's loan portfolio as of December 31, 2012.  As of December 31, 2012, 89.64% of total loans were either variable rate loans or loans written on demand.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates
December 31, 2012
	One year or less	Over one through five years	Over five years	Total
Real estate mortgages
Construction, land development, and land	$13,819,207	$-	$-	$13,819,207
Residential 1 to 4 family, 1st liens	81,794,242	-	-	81,794,242
Residential 1 to 4 family, 2nd liens	1,932,743	-	-	1,932,743
Commercial properties	106,370,559	4,451,717	4,833,191	115,655,467
Commercial	12,379,636	393,594	173,409	12,946,639
Consumer	758,800	953,951	266,002	1,978,753
Total	$217,055,187	$5,799,262	$5,272,602	$228,127,051

Fixed interest rate	$12,560,256	$5,799,262	$5,272,602	$23,632,120
Variable interest rate (or demand)	204,494,931	-	-	204,494,931
Total	$217,055,187	$5,799,262	$5,272,602	$228,127,051

The Company has the following commitments, lines of credit, and letters of credit outstanding as of December 31, 2012, 2011, and 2010, respectively.

	2012	2011	2010
Construction and land development loans	$5,486,662	$1,999,670	$8,569,169
Other loan commitments	22,177,291	22,346,026	21,164,229
Standby letters of credit	1,506,289	1,486,677	1,590,367
Total	$29,170,242	$25,832,373	$31,323,765

Loan commitments are agreements to lend to customers as long as there is no violation of any conditions to the contracts. Loan commitments generally have interest at current market rates, fixed expiration dates, and may require the payment of a fee. Letters of credit are commitments issued to guarantee the performance of a customer to a third party.  Loan commitments and letters of credit are made on the same terms, including collateral, as outstanding loans.  The Company's exposure to loss in the event of nonperformance by the borrower is represented by the contract amount of the commitment.  As of December 31, 2012, 2011, and 2010, there are no commitments to lend additional funds to borrowers who have loans outstanding that were modified in a troubled debt restructuring or have been placed on nonaccrual status.

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
Management also evaluates trends in delinquencies, the composition of the portfolio, concentrations of credit, and changes in lending products, processes, or staffing.  Management further considers external factors such as the interest rate environment, competition, current local and national economic trends, and the results of recent independent reviews by auditors and banking regulators.  The protracted slow-down in the real-estate market has affected both the price and time to market residential and commercial properties.  Management closely monitors such trends and the potential effect on the Company.  Since the beginning of the current adverse economic conditions in late 2007, the Company has experienced historically high loan losses and provisions for loan losses.  While 2011 resulted in stabilization of loan losses and provisions for loan losses, the Company experienced a notable decrease in loan losses and levels of nonperforming and impaired loans during 2012, yet the levels remain historically high.  Economic data and observable economic conditions lead Management to believe that historically high loan losses and levels of nonperforming, and impaired loans will continue into subsequent periods.
Management utilizes a risk rating system which gives weight to collateral status (secured vs. unsecured), and to the absence or improper execution of critical contract or collateral documents.  Unsecured loans and those loans with critical documentation exceptions, as defined by management, are considered to have greater loss exposure.  Management incorporates these factors in the formula-based portion of the ALLL.  Additionally, consideration is given to those segments of the loan portfolio which management deems to pose the greatest likelihood of loss.  Management believes that in a general economic downturn, such as the region has experienced since late 2007, the Bank has an increased likelihood of loss in unsecured loans - commercial and consumer, and in secured consumer loans.   Reserves for these segments of the portfolio are included in the formula-based portion of the ALLL.  As of December 31, 2012, management reserved 135 bp against all unsecured loans, and consumer loans secured by other than real estate.  Additionally, management reserved 20% against overdrawn checking account balances which are a distinct high risk category of unsecured loan.  The Bank does not offer an approved overdraft loan product, so all overdrawn deposit balances result from unauthorized presentment of items against insufficient funds.
Borrowers whose cash flow is impaired as a result of prevailing economic conditions likely have also experienced depressed real estate values.  Management recognizes that the combination of these circumstances – reduced revenue and depressed collateral values, may increase the likelihood of loss in the Bank’s real estate secured loan portfolio.  Management closely monitors conditions that might indicate deterioration of collateral value on significant loans and, when possible, obtains additional collateral as required to limit the Bank’s loss exposure.  The Bank foreclosed on mortgages during 2010, 2011, and 2012 and expects additional foreclosures in 2013.  Foreclosures may result in loan losses, costs to hold real estate acquired in foreclosure, and losses on the sale of real estate acquired in foreclosure.  While management is unable to predict the financial consequences of future foreclosure activity, losses on anticipated loan foreclosures are charged off since the loan is deemed to be collateral dependent.
In determining an adequate level for the specific reserve portion of the ALLL, management reviews the current portfolio giving particular consideration to problem loans.  Management prepares a Watch List of troubled loans for review by the Board of Directors at their monthly meeting.  The allowance may include reserves for specific loans identified as impaired during management's loan review or the Company’s independent loan review or internal audit functions.  For significant impaired loans, management's review consists of evaluation of the current financial strengths of the borrowers and guarantors, the related collateral, and the effects of economic conditions as it relates to the borrowers and guarantors.
The provision for loan losses is a decrease or increase to earnings in the current period to bring the allowance to a level established by application of management’s allowance methodology.  The allowance is increased by recoveries of amounts previously charged-off and decreased when loans are charged-off as losses, which occurs when they are deemed to be uncollectible.  Provisions for loan losses of $605,700, $1,127,300, $1,012,000, $850,000, and $617,526 were recorded in 2012, 2011, 2010, 2009, and 2008, respectively.
Management considers the December 31, 2012 allowance appropriate and adequate to absorb identified and inherent losses in the loan portfolio.  There can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required.  As of December 31, 2012, management had not identified any loans which were anticipated to be fully charged-off within the next 12 months.
The following is a schedule of transactions in the allowance for loan losses for each of the five most recent years ended December 31.  Increased losses, as compared to historical averages, began in 2008 and continued in years thereafter which reflect the impact of ongoing recessionary conditions on the Bank’s borrowers, who are troubled by job losses, higher costs of living, lower real estate values, lower investment returns and decreases in business activity.

Allowance for Loan Losses
	2012	2011	2010	2009	2008
Balance at beginning of year	$672,261	$983,178	$637,761	$707,152	$195,525
Loans charged-off:
Real estate - construction and land	45,081	227,197	100,000	75,000	-
Real estate - mortgage	445,750	1,218,921	190,093	656,191	-
Commercial	18,559	18,492	354,854	200,357	76,383
Consumer	14,253	19,650	52,935	47,321	34,532
Total loan losses	523,643	1,484,260	697,882	978,869	110,915
Recoveries on loans charged off:
Real estate - construction and land	-	39,072	-	-	-
Real estate - mortgage	16,843	300	1,100	669	-
Commercial	103	410	1,073	40,364	3,785
Consumer	9,229	6,261	29,126	18,445	1,231
Total loan recoveries	26,175	46,043	31,299	59,478	5,016

Net loan charge-offs (recoveries)	497,468	1,438,217	666,583	919,391	105,899
Provision for loan loss expense	605,700	1,127,300	1,012,000	850,000	617,526
Balance at end of year	$780,493	$672,261	$983,178	$637,761	$707,152

Gross loans outstanding at year end	$228,127,051	$228,206,400	$237,984,397	$240,699,630	$242,138,066
Allowance for loan losses to gross loans outstanding at end of year	0.34%	0.29%	0.41%	0.26%	0.29%

Average gross loans	$229,923,000	$237,757,000	$244,189,000	$242,095,000	$238,873,000
Net charge-offs to average gross loans	0.22%	0.60%	0.27%	0.38%	0.04%

The loan portfolio is divided into homogeneous categories of loans for the purpose of calculating formula-based reserves.  The categories of real estate – construction and real estate – mortgage loans share similar risks of potential collateral deterioration or devaluation.  However, these loans tend to be more adequately secured than those commercial and consumer loans that are not real estate secured.  During 2012, 2011, 2010, 2009, and 2008, the Company made provisions for loss on real estate secured loans of $609,763, $1,159,740, $736,537, $450,911, and $475,099, respectively.  Historically, non-real estate secured loans, commercial and consumer, posed a greater risk of loss due to erosion of the borrower’s ability to repay the loan in a timely manner.  Collateral on these loans is generally, although not always, less reliable than real estate as a source of recovery if default occurs.  The Bank’s loan losses in 2008 were consumer and commercial loans which were unsecured or secured with collateral other than real estate.  Management attributes the high level of real estate secured loan loss in 2012, 2011, 2010, and 2009 to the current economic downturn and an accompanying erosion of real estate values.  Real estate secured loan losses were $490,831, $1,446,118, $290,093, and $731,191 in 2012, 2011, 2010, and 2009, respectively.  These losses represented 93.73%, 97.43%, 41.57%, and 74.70% of total loan losses for 2012, 2011, 2010, and 2009, respectively.   The historically high losses on real estate secured loans in 2011 were attributable to the Bank’s adherence to the federal financial regulatory agencies’ Interagency Policy Statement on the Allowance for Loan and Lease Losses.  This guidance provides that a loss is recognized when the Bank’s recorded investment of a collateral-dependent loan exceeds the fair market value of the collateral.  The Bank recorded loan losses of $392,707 and $1,189,009 in 2012 and 2011, respectively, related to collateral-dependent real estate loans for which the liquidation of collateral is the only source of repayment.  Management expects additional losses on real estate secured loans in subsequent periods until economic conditions improve and those losses may be significant.

The following table details the allocation of the allowance for loan losses to major categories of loans and the percentage of loans in each category relative to total loans at the five most recent year-ends.

Allocation of Allowance for Loan Losses
	December 31, 2012		December 31, 2011		December 31, 2010
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Real estate - construction and land
Formula-based	$119,036		$160,392		$235,437
Specific reserves	-		-		-
Total real estate - construction and land	119,036	5.77%	160,392	5.77%	235,437	9.16%
Real estate - mortgage
Formula-based	412,765		235,634		76,836
Specific reserves	-		-		330,759
Total real estate - mortgage	412,765	87.99%	235,634	87.99%	407,595	82.73%
Commercial
Formula-based	168,033		197,353		194,946
Specific reserves	-		-		-
Total commercial	168,033	5.48%	197,353	5.48%	194,946	7.39%
Consumer
Formula-based	55,595		60,487		119,228
Specific reserves	-		-		-
Total consumer	55,595	0.76%	60,487	0.76%	119,228	0.72%
Subtotal	755,429	100.00%	653,866	100.00%	957,206	100.00%
Unallocated	25,064		18,395		25,972
Total	$780,493		$672,261		$983,178

	December 31, 2009		December 31, 2008
	Amount	% of Loans	Amount	% of Loans
Real estate - construction and land
Formula-based	$110,000		$-
Specific reserves	35,262		170,000
Total real estate - construction and land	145,262	12.53%	170,000	12.53%
Real estate - mortgage
Formula-based	50,226		178,125
Specific reserves	-		126,974
Total real estate - mortgage	50,226	77.42%	305,099	77.42%
Commercial
Formula-based	156,554		73,963
Specific reserves	223,607		128,521
Total commercial	380,161	9.08%	202,484	9.08%
Consumer
Formula-based	53,638		30,807
Specific reserves	-		-
Total consumer	53,638	0.97%	30,807	0.97%
Subtotal	629,287	100.00%	708,390	100.00%
Unallocated	8,474		(1,238)
Total	$637,761		$707,152

Unallocated reserves are not associated with a specific portfolio segment or a specific loan, but may be appropriate if properly supported and in accordance with GAAP.  Because no portion of the ALLL is calculated on a total loan portfolio basis, management anticipates maintaining low levels of unallocated reserves.
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
Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans.  Nonperforming assets are comprised of nonperforming loans combined with real estate acquired in foreclosure and held for sale (OREO).  Nonperforming assets decreased $968,641 (16.79%) from $5,767,831 at December 31, 2011 to $4,799,190 at December 31, 2012, primarily as a result of decreases in nonaccrual loans from short sales, charge-offs on collateral dependent loans, and losses on revaluation of OREO during the same period.  Management monitors the accruing loans in this category closely to assure that collateral is sufficient to fully discharge the debt to the Bank and collection is in process.

	2012	2011	2010	2009	2008
Loans 90 days or more past due and accruing	$684,422	$684,422	$684,422	$787,580	$4,647,792
Nonaccruing loans
Current	788,141	965,708	1,185,435	423,227	-
Past due 30 days or more	1,885,727	2,402,563	2,921,086	599,856	199,724
Total nonaccruing loans	2,673,868	3,368,271	4,106,521	1,023,083	199,724
Total nonperforming loans	3,358,290	4,052,693	4,790,943	1,810,663	4,847,516
Other real estate owned	1,440,900	1,715,138	779,500	1,433,000	-
Total nonperforming assets	$4,799,190	$5,767,831	$5,570,443	$3,243,663	$4,847,516

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
A troubled debt restructuring (TDR), which is defined as a modification or restructuring of terms of a loan that results in a concession by the lender to accommodate a borrower who is experiencing financial difficulties, is an important risk management tool utilized to improve the likelihood of recovery.  TDRs are considered impaired loans since all principal and interest payments according to the original contractual terms will not be collected.  TDRs are evaluated for impairment at the time of restructure and each subsequent reporting period.  Defaults have occurred on restructured loans which resulted in losses and, if needed, additional restructuring to accommodate changes in the borrower’s financial position.  Other restructured loans have been collected with no loss of principal, returned to their original contractual terms, or refinanced at market rates and terms.
An identified loss on a TDR is recorded as a specific reserve in the allowance for loan losses or charged-off if the loan is deemed to be collateral dependent.  A loss of $26,054 was recorded as part of a restructure completed in 2012, while no losses were recorded as part of a restructure in the years ended December 31, 2011 or 2010.  Total TDR losses were $291,956, $1,400,252, and $182,256 in 2012, 2011, and 2010, respectively.  Losses occurring within 12 months of restructuring were $206,707, $301,876, and $0 in 2012, 2011, and 2010, respectively.  The historically high losses on TDRs in 2011 were attributable to the Bank’s adherence to the federal financial regulatory guidance which provides that a loss is recognized when the Bank’s recorded investment of a collateral-dependent loan exceeds the fair market value of the collateral.  Non-accruing TDRs decreased from 21.66% of total TDRs as of December 31, 2011 to 15.49% of total TDRs as of December 31, 2012 as a result of several short sales completed in 2012.  Troubled debt restructurings with outstanding principal balances as of December 31, 2012 were as follows:

	Total		Paying as agreed under modified terms		Past due 30 days or more or nonaccruing
	Number of contracts	Current Balance	Number of contracts	Current Balance	Number of contracts	Current Balance
Real Estate mortgages
Construction, land development, and land	1	$327,415	-	$-	1	$327,415
Residential 1 to 4 family, 1st liens	13	3,331,253	9	1,607,262	4	1,723,991
Residential 1 to 4 family, subordinate liens	2	117,450	2	117,450	-	-
Commercial properties	8	5,623,057	6	4,212,324	2	1,410,733
Total	24	$9,399,175	17	$5,937,036	7	$3,462,139

Loans are considered impaired when, based on current information, management considers it unlikely that collection of principal and interest payments will be made according to contractual terms.  A performing loan may be categorized as impaired based on knowledge of circumstances that are deemed relevant to loan collection, including the deterioration of the borrower’s financial condition or devaluation of collateral.   Not all impaired loans are past due nor are losses expected for every impaired loan Impaired loans may have specific reserves, or valuation allowances, allocated to them in the ALLL.  Estimates of loss on impaired loans may be determined based on any of the three following measurement methods which conform to authoritative accounting guidance:  (1) the present value of future cash flows, (2) the fair value of collateral, if repayment of the loan is expected to be provided by the sale of the underlying collateral (i.e. collateral dependent), or (3) the loan’s observable fair value.  The Bank selects and applies, on a loan-by-loan basis, the appropriate valuation method.  Upon identification of a loss on a collateral dependent impaired loan, the loss amount is recorded as a charge-off consistent with regulatory guidance.  Loans determined to be impaired, but for which no specific valuation allowance is made because management believes the loan is secured with adequate collateral or the Bank will not take a loss on such loan, are grouped with other homogeneous loans for evaluation under formula-based criteria described previously.
The following table sets forth principal balances of impaired loans and the related valuation allowances as of December 31, 2012, 2011, 2010, 2009, and 2008.

	2012	2011	2010	2009	2008
Impaired loans with valuation allowances, including nonaccruing loans	$-	$-	$2,478,049	$799,833	$4,328,618
Valuation allowances on impaired loans	$-	$-	$330,759	$258,869	$605,405

Impaired loans with no valuation allowances	$11,301,555	$13,508,334	$12,924,345	$8,200,966	$5,511,800

Other real estate owned
Other real estate owned is comprised of real estate acquired in satisfaction of a loan receivable either by foreclosure or deed taken in lieu of foreclosure.  Other real estate owned is recorded at the lower of cost or net realizable value, which is fair value less estimated costs to sell the property.  If net realizable value is less than the book value of the related loan at the time of foreclosure, a loan loss is recorded through the allowance for loan losses.  Quarterly, the Company reviews net realizable value estimates and records known declines in value through expense.  Annually, the Company obtains independent appraisals to support net realizable value estimates.  Costs to maintain properties, such as maintenance, utilities, taxes and insurance are expensed as they are incurred.  Gains or losses resulting from the sale of other real estate owned are included in noninterest income.  The following table presents the number of and types of property in other real estate owned at December 31:

	2012		2011		2010
	Number	Balance	Number	Balance	Number	Balance
Construction, land devlelopment, and land	2	$574,300	3	$785,987	1	$597,000
Residential 1 to 4 family, 1st liens	1	866,600	1	929,151	1	182,500
	3	$1,440,900	4	$1,715,138	2	$779,500

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
Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations.  These funds can be obtained by converting assets to cash or by attracting new deposits.  Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) were 53.16% of average deposits for 2012, compared to 48.67% and 44.29%  for 2011 and  2010, respectively.  The increase in the average liquid asset to deposit ratio from 2011 to 2012 is attributable to a 12.56% increase in average liquid assets compared to a 4.71% increase in average deposits.  The increase in liquid assets is a result of decreases in averages loans which stemmed from lower demand throughout most of 2012, accelerated payoffs, and the recording of charge-offs.   The continued increase in deposits has raised the Company’s liquidity level but caused a negative impact on earnings as the deposited funds could not be deployed through lending activities and were thus placed in investments that have a substantially lower yield than loans.
Average net loans to average deposits were 65.68%, 70.96%, and 75.97%, for 2012, 2011, and 2010.  The decrease in the average loan to deposit ratio over the last three years is due to decreases in total loans while total deposits have increased.

As of December 31, 2012, $71,367,910 (51.58%) of total debt securities mature in one year or less, of which, $41,048,970 are classified as “available-for-sale.”  Federal funds sold provide additional liquidity.  Other sources of liquidity include letters of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks.  The total lines and letters of credit available from correspondent banks were $28,000,000 as of December 31, 2012, 2011, and 2010.
The following table shows a distribution of investment securities by their contractual maturities and their yields for the various maturity timeframes.  In this schedule, investment securities classified as available for sale are presented at fair value and investments classified as held to maturity are presented at amortized cost.

Investment Securities Maturity Distribution and Yields

	December 31, 2012		December 31, 2011		December 31, 2010
	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Treasury
One year or less	$67,009,266	0.29%	$54,064,546	0.65%	$37,720,874	0.89%
Over one through five years	54,134,605	0.47%	35,092,814	0.71%	36,174,343	1.15%
Over ten years	3,008,800	7.29%	2,995,400	7.28%	2,691,562	7.28%
Total U.S. Treasury securities	124,152,671	0.54%	92,152,760	0.89%	76,586,779	1.24%

U.S. Government Agencies
One year or less	3,000,000	0.36%	2,000,004	0.43%	2,002,278	0.93%
Over one through five years	6,000,000	0.40%	7,500,000	0.72%	5,000,170	0.78%
Total U. S. Government Agencies	9,000,000	0.38%	9,500,004	0.66%	7,002,448	0.82%

State, county, and municipal
One year or less	1,358,644	0.74%	3,407,716	0.95%	2,127,951	0.84%
Over one through five years	3,857,744	0.64%	3,015,103	0.68%	4,051,980	1.07%
Total state, county, and municipal	5,216,388	0.66%	6,422,819	0.82%	6,179,931	0.99%

Total debt securities
One year or less	71,367,910	0.30%	59,472,266	0.66%	41,851,103	0.89%
Over one through five years	63,992,349	0.47%	45,607,917	0.71%	45,226,493	1.11%
Over ten years	3,008,800	7.29%	2,995,400	7.28%	2,691,562	7.28%
Total debt securities	138,369,059	0.53%	108,075,583	0.86%	89,769,158	1.19%

Equity securities	1,706,150	1.49%	1,645,531	1.57%	2,336,334	2.33%

Total securities	$140,075,209	0.55%	$109,721,114	0.87%	$92,105,492	1.22%

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
Interest rate sensitivity may be controlled on either side of the balance sheet.  On the asset side, management exercises some control over maturities.  Also, loans are written with demand features to provide repricing opportunities on fixed rate notes.  The Company's investment portfolio, including federal funds sold, provides the most flexible and fastest control over rate sensitivity since it can generally be restructured more quickly than the loan portfolio.  During the recent surge in the Company’s liquidity the resultant investment purchases continued the preference towards short term maturities allowing the Company to maximize earnings when interest rates rise from the current historical lows.
On the liability side, deposit products are structured to offer incentives to attain the maturity distribution desired.  Competitive factors sometimes make control over deposits more difficult and, therefore, less effective as an interest rate sensitivity management tool.  Increases in deposit balances experienced during and following the recession in 2008 and 2009 were generally unsolicited by the Company and are presumed to be a result of general financial market instability.
The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources, and liquidity.  Management of the liability mix of the balance sheet focuses on expanding the various funding sources.

As of December 31, 2012, the Company was cumulatively asset-sensitive for all time horizons. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline.  Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

	December 31, 2012
	Within three months	After three but within twelve months	After one but within five years	After five years	Total
Assets
Earning assets
Federal funds sold	$20,842,304	$-	$-	$-	$20,842,304
Interest-bearing deposits	5,460,278	5,848,154	2,279,457	-	13,587,889
Investment debt securities	32,000,301	39,345,653	63,947,993	1,997,220	137,291,167
Loans	216,458,368	596,818	5,799,263	5,272,602	228,127,051
Total earning assets	$274,761,251	$45,790,625	$72,026,713	$7,269,822	$399,848,411

Liabilities
Interest-bearing deposits
NOW	$71,663,157	$-	$-	$-	$71,663,157
Money market	53,087,483	-	-	-	53,087,483
Savings	56,743,398	-	-	-	56,743,398
Certificates $100,000 and over	14,062,146	15,151,059	6,841,439	-	36,054,644
Certificates under $100,000	14,907,002	22,695,455	8,706,855	-	46,309,312
Securities sold under agreements to repurchase	5,230,572	-	-	-	5,230,572
Total interest-bearing liabilities	$215,693,758	$37,846,514	$15,548,294	$-	$269,088,566

Period gap	$59,067,493	$7,944,111	$56,478,419	$7,269,822	$130,759,845
Cumulative gap	$59,067,493	$67,011,604	$123,490,023	$130,759,845
Ratio of cumulative gap to total earning assets	14.77%	16.76%	30.88%	32.70%

Deposits and Other Interest-Bearing Liabilities
Average interest-bearing liabilities increased $7,742,000 (3.03%) to $262,842,000 in 2012, from $255,100,000 in 2011.  During the past two years, management has deployed those additional funds primarily into investment securities on which yields have been decreasing.  In order to maintain a reasonable net interest spread, management has lowered rates on deposits to offset reductions of interest revenue.  Average interest-bearing deposits increased $6,757,000 (2.70%) to $257,137,000 in 2012 from $250,380,000 in 2011, while average noninterest-bearing demand deposits increased by $8,945,000 (10.80%) to $91,804,000 in 2012 from $82,859,000 in 2011.
At December 31, 2012, total deposits were $360,555,055, compared to $336,056,504 at December 31, 2011, an increase of $24,498,551 (7.29%).  In 2012, deposits continued the recent trend of year over year increases but at an accelerated rate compared to 2011 and similar to increases seen in 2010 and 2009.  Approximately, $7,100,000 of deposits on hand at December 31, 2012 related to higher than normal temporary Interest on Lawyers Trust Accounts (IOLTA) deposits which, if excluded, would have resulted in an increase in total deposits of 5.18% from 2011 to 2012 .  The improving general economic outlook, recent stock market performance, and further reduction of interest rates paid on deposits could have led to deposit outflows, Management believes the strong tourism season in the local beach resort areas and continued economic uncertainty contributed to the accelerated rate of deposit growth.  Management did not observe decreases in deposits leading up to the December 31, 2012 expiration of unlimited deposit insurance on non-interest bearing transaction accounts.
      Average interest-bearing liabilities increased $5,438,000 (2.18%) to $255,101,000 in 2011, from $249,663,000 in 2010.  Average interest-bearing deposits increased $7,007,000 (2.88%) to $250,380,000 in 2011 from $243,373,000 in 2010, while average noninterest-bearing demand deposits increased by $5,774,000 (7.49%) to $82,859,000 in 2011 from $77,085,000 in 2010.At December 31, 2011, total deposits were $336,056,504, compared to $326,777,754 at December 31, 2010, an increase of $9,278,750 (2.84%).  In 2011 deposits continued the recent trend of year over year increases but at a lower rate than seen in 2010 and 2009.
The following table sets forth the deposits of the Company by category as of December 31, 2012, 2011, and 2010, respectively.

	December 31,
	2012		2011		2010
	Amount	Percent of deposits	Amount	Percent of deposits	Amount	Percent of deposits

Non-interest bearing	$96,697,061	26.82%	$83,136,325	24.74%	$76,763,686	23.48%
NOW	71,663,157	19.88%	63,986,093	19.04%	59,410,096	18.18%
Money market	53,087,483	14.72%	49,398,754	14.70%	43,030,285	13.17%
Savings	56,743,398	15.74%	51,454,152	15.31%	48,417,028	14.82%
Time deposits less than $100,000	46,312,912	12.84%	50,032,394	14.89%	55,243,123	16.91%
Core deposits	324,504,011		298,007,718		282,864,218
Time deposits of $100,000 or more	36,051,044	10.00%	38,048,786	11.32%	43,913,536	13.44%
Total deposits	$360,555,055	100.00%	$336,056,504	100.00%	$326,777,754	100.00%

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets.  The Company's core deposits increased $26,496,293 in 2012 and $15,143,500 in 2011.  Deposits, and particularly core deposits, have been the Company's primary source of funding and have enabled the Company to meet both its short-term and long-term liquidity needs.  Management anticipates that while such deposits will continue to be the Company's primary source of funding in the future, reductions in deposit levels, if coupled with growth in the Company’s loan portfolio, could require periodic borrowing of funds.  In this event, it is likely that Management would purchase overnight federal funds or borrow against existing lines of credit which could require pledges of investment securities.

The maturity distribution of the Company's time deposits of $100,000 or more at December 31, 2012, is shown in the following table.

	Within three Months	After three through six months	After six through twelve months	After twelve months	Total
Time deposits of $100,000 or more	$14,058,545	$4,469,783	$10,681,276	$6,841,440	$36,051,044

Customers who invest in large certificates of deposit tend to be highly sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.  Some financial institutions partially fund their balance sheets using large certificates of deposit obtained through brokers.  These brokered deposits are generally expensive and are unreliable as long-term funding sources.  Accordingly, the Company does not accept brokered deposits under these conditions.  Since 2007, the Bank has been a member of the Certificate of Deposit Account Registry Service (CDARS).  This service allows the Bank to offer depositors up to $50 million in FDIC insurance through a network of member banks.  While CDARS deposits are considered to be brokered deposits for regulatory reporting, they are not considered volatile as they typically remain in the program until maturity.  At December 31, 2012, there were no time deposits issued to customers of other CDARS member banks under the reciprocal program.

Noninterest revenue
Noninterest revenue for 2012 decreased $28,681 (1.6%) from the previous year.  The nominal decrease was not associated with a single item but a result of the net of the following changes.  Service charges on deposit accounts declined $127,518 (14.5%) led by lower NSF fees by $88,800 (16.3%) and decreases in online banking fees of $17,456 (91.6%).  Prohibition of NSF fees on non-recurring consumer point of sale transactions, as discussed further below, and free online bill pay contributed to these decreases.  Income from the increase in the cash surrender value of bank owned life insurance (BOLI) improved by $78,563 (44.7%) as a result of an additional BOLI purchase of $2,000,000 in February 2012.  Losses from the sale and revaluation of other real estate owned increased $160,381 due to further reductions in appraised values.  Other than temporary impairment losses decreased by $157,090 (83.1%) as Management identified fewer losses in the current year.  Miscellaneous revenue increased by $48,229 (16.2%) due to increases in fees from merchant services and wire transfer services.
Effective in August 2010, banks are prohibited from collecting a fee for processing consumer non-recurring debit card charges which present against insufficient funds.  The Bank prevents authorization of debit card transactions against insufficient funds, but a combination of customers’ inattention to their account balances and outstanding transactions, and merchants’ failure to process card transactions in a manner that assures that adequate funds are in the deposit account, result in point of sale transactions posting to accounts that do not have sufficient funds.
Noninterest revenue for 2011 decreased $392,580 (17.98%) from the previous year.  The decrease was primarily attributable by nonrecurring gains and other revenue from sale of collectible coin and real property of $295,989 recorded in the prior year and the recognition of a loss in the current period of $188,994 related to other than temporary impairment of certain equity securities.  The decrease in noninterest revenue from these items was partially offset by a decrease of $143,033 in losses from the sale and revaluation of other real estate owned and decreases in service charges on deposit accounts as discussed below.
The following table presents the principal components of noninterest revenue for the years ended December 31, 2012, 2011, and 2010, respectively.

Noninterest revenue
	2012	2011	2010
Service charges on deposit accounts	$752,987	$880,505	$949,377
ATM and debit card revenue	683,415	683,641	676,329
Increase in cash surrender value of bank owned life insurance	254,419	175,856	171,261
Gain (loss) on sale of assets	(24,522)	(74)	252,703
Loss on other real estate owned	(218,252)	(57,871)	(200,904)
Loss on other than temporary impairment of investment value	(31,904)	(188,994)	-
Miscellaneous revenue	345,986	297,757	334,634
Total noninterest revenue	$1,762,129	$1,790,820	$2,183,400

Noninterest revenue as a percentage of average total assets	0.41%	0.43%	0.54%

Noninterest Expense
Noninterest expense increased $233,707 (2.78%) from 2011 to 2012.  The increase is primarily attributable to a $179,325 increase in salaries and employee benefits expense resulting from increased group insurance costs, annual employee compensation increases and higher headcount.  Other notable changes include increases in professional fees of $112,629 (57.88%) over the prior year due to additional consulting services provided in 2012.  These increases were partially offset by decreases in occupancy expenses of $87,335 (10.74%) associated with reductions in branch maintenance and milder winter weather, and decreases in deposit product services expense of $32,882 (25.97%) as a result of converting to internal processing of certain deposit products.
Noninterest expense increased $7,874 (0.09%) from 2010 to 2011.  The increase is primarily attributable to a $103,543 increase in salaries and employee benefits expense resulting from increased group insurance costs and annual employee compensation increases.  In addition, professional fees increased $23,010 (13.41%) over the prior year due to the high level of nonperforming loans and related collection expense.  These increases were partially offset by a decrease in federal deposit insurance of $79,541 as a result of changes to the assessment base effective April 1, 2011.  For further discussion of the changes to the deposit insurance refer to Item 1 above in the section titled Deposit Insurance.
The following table presents the principal components of noninterest expense for the years ended December 31, 2012, 2011, 2010, respectively.

Noninterest expense
	2012	2011	2010
Salaries and employee benefits	$4,981,623	$4,802,298	$4,698,755
Occupancy expense	725,586	812,921	811,373
Furniture and equipment	458,670	471,195	441,459
ATM and debit card	287,948	256,822	287,829
Deposit insurance	201,101	216,577	296,118
Advertising	172,477	163,466	180,336
Armored car service	72,913	75,270	73,985
Deposit product services	93,738	126,620	127,322
Data processing	285,937	260,990	269,950
Correspondent bank fees	62,358	66,126	65,488
Courier service	45,180	45,180	45,360
Director fees	155,300	164,650	183,350
Dues, donations, and subscriptions	81,392	80,862	74,337
Liability insurance	31,696	27,636	26,049
Postage	147,146	143,268	155,168
Professional fees	307,219	194,590	171,580
Stationery and supplies	72,563	65,862	58,628
Telecommunications	174,440	155,393	165,464
Miscellaneous	272,115	265,969	255,270
Total noninterest expense	$8,629,402	$8,395,695	$8,387,821

Noninterest expense as a percentage of average total assets	2.00%	2.03%	2.09%

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
  At December 31, 2012, 2011, and 2010, the Company and the Bank were well-capitalized, exceeding all minimum requirements, as set forth in the following table.

	Analysis of Capital
	Consolidated Company	Bank	To be well capitalized	Required minimums
2012
Total risk-based capital ratio	35.4%	34.0%	10.0%	8.0%
Tier 1 risk-based capital ratio	35.0%	33.7%	6.0%	4.0%
Tier 1 leverage ratio	17.1%	16.4%	5.0%	4.0%

2011
Total risk-based capital ratio	35.0%	33.6%	10.0%	8.0%
Tier 1 risk-based capital ratio	34.6%	33.3%	6.0%	4.0%
Tier 1 leverage ratio	17.9%	17.1%	5.0%	4.0%

2010
Total risk-based capital ratio	33.6%	32.1%	10.0%	8.0%
Tier 1 risk-based capital ratio	33.0%	31.7%	6.0%	4.0%
Tier 1 leverage ratio	17.5%	16.9%	5.0%	4.0%

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

New Accounting Standards
The following accounting pronouncements have been approved by the Financial Accounting Standards Board but had not become effective and adopted by the Company as of December 31, 2012, or were first effective or adopted in this reporting period.  These pronouncements would apply to the Company, upon the effective dates noted, if the Company or the Bank entered into an applicable activity.
ASU No. 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities,” amends Balance Sheet (Topic 210), to require an entity to disclose both gross and net information about both financial instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  The financial instruments and transactions would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and lending arrangements.  ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.
ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments.  An entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, ASU 2011-05 requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below.  ASU 2011-05 was adopted early by the Company and applied to the financial statements for the period ended December 31, 2011.  The Company’s financial statements include a single continuous statement of comprehensive income that includes the components of net income and the components of other comprehensive income.

ASU No. 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.”  ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to further deliberate whether to require presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05.  All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12.
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

Item 8. Financial Statements and Supplementary Data

In response to this Item, the information included on pages 1 through 28 of the Company's Annual Report to Stockholders for the year ended December 31, 2012, is incorporated herein by reference.

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
The Company’s management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2012.  Based on that evaluation, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s disclosure controls and procedures are effective.  The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

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
The Company assessed its internal control system as of December 31, 2012 in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment, the Company believes that, as of December 31, 2012, its system of internal control over financial reporting met those criteria.

CALVIN B. TAYLOR BANKSHARES, INC.
(Registrant)

Date:	March 13, 2013	By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

Date:	March 13, 2013	By:	/s/ William H. Mitchell
William H. Mitchell, Vice President and Treasurer
Principal Financial & Accounting Officer

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Calvin B. Taylor Bankshares, Inc.
Berlin, Maryland

We have audited Calvin B. Taylor Bankshares, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Calvin B. Taylor Bankshares, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America, the balance sheets and the related statements of income, changes in stockholders’ equity and cash flows of Calvin B. Taylor Bankshares, Inc. and Subsidiary, and our report dated March 13, 2013, expressed an unqualified opinion.

/s/ Rowles & Company, LLP

Baltimore, Maryland
March 13, 2013

Changes in Internal Controls

During the quarter ended on the date of this report, there were no significant changes in the Company’s internal controls over financial reporting that have had or are reasonably likely to have a material effect on the Company’s internal control over financial reporting.  As of December 31, 2012, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s internal controls over financial reporting are effective.

Audit Committee and Financial Expert

The Board of Directors has adopted a written Audit Policy, which serves as a charter for the Audit Committee.  The Audit Committee is comprised of seven independent directors, including Chairman James R. Bergey, Jr., CPA who serves as the financial expert.  The Audit Committee is scheduled to meet quarterly and held four meetings in 2012.

Item 9B. Other Information
There is no information required to be disclosed on Form 8-K which has not been reported.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by this item is included in the Company's Proxy Statement (Schedule 14A) to be filed in connection with the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is included in the Company's Proxy Statement (Schedule 14A) to be filed in connection with the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company's Proxy Statement (Schedule 14A) to be filed in connection with the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included in the Company's Proxy Statement (Schedule 14A) to be filed in connection with the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is included in the Company's Proxy Statement (Schedule 14A) to be filed in connection with the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1), (2) Annual Report to Stockholders for the year ended December 31, 2012
(3) A list of Exhibits to this Form 10-K is set forth in (b) below.
(b)	Exhibits
	3.1	Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of Registration Statement Form S-4, File No. 33-99762.
	3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of Registration Statement Form S-4, File No. 33-99762.
	13	Annual Report to Stockholders for the year ended December 31, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALVIN B. TAYLOR BANKSHARES, INC.
(Registrant)

Date:	March 13, 2013	By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer and President

Date:	March 13, 2013	By:	/s/ William H. Mitchell
William H. Mitchell, Vice President and Treasurer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 13, 2013	By:	/s/ James R. Bergey, Jr.
James R. Bergey, Jr., Director

Date:	March 13, 2013	By:	/s/ John H. Burbage, Jr.
John H. Burbage, Jr., Director

Date:	March 13, 2013	By:	/s/ Todd E. Burbage
Todd E. Burbage, Director

Date:	March 13, 2013	By:	/s/ Charlotte K. Cathell
Charlotte K. Cathell, Director

Date:	March 13, 2013	By:	/s/ Reese F. Cropper, Jr.
Reese F. Cropper, Jr.
Chairman of the Board of Directors

Date:	March 13, 2013	By:	/s/ Reese F. Cropper, III
Reese F. Cropper, III, Director

Date:	March 13, 2013	By:	/s/ Hale Harrison
Hale Harrison, Director

Date:	March 13, 2013	By:	/s/ Gerald T. Mason
Gerald T. Mason, Director

Date:	March 13, 2013	By:	/s/ William H. Mitchell
William H. Mitchell, Director
Vice President and Treasurer

Date:	March 13, 2013	By:	/s/ Joseph E. Moore
Joseph E. Moore, Director

Date:	March 13, 2013	By:	/s/ Louis H. Taylor
Louis H. Taylor, Director

Date:	March 13, 2013	By:	/s/ Raymond M. Thompson
Raymond M. Thompson, Director
President and Chief Executive Officer

Certification - Pursuant to 18 U.S.C. 1350
Section 906 of the Sarbanes-Oxley Act of 2002

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Annual Report on Form 10-K for the period ended December 31, 2012 of the Registrant (the “Report”):

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Calvin B. Taylor Bankshares, Inc.

Date:	March 13, 2013	By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

Date:	March 13, 2013	By:	/s/ William H. Mitchell
William H. Mitchell, Vice President and Treasurer
Principal Financial and Accounting Officer

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Calvin B. Taylor Bankshares, Inc.

Date:	March 13, 2013	By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

Certification of Principal Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, William H. Mitchell, certify that:

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Calvin B. Taylor Bankshares, Inc.

Date:	March 13, 2013	By:	/s/ William H. Mitchell
William H. Mitchell, Vice President and Treasurer
Principal Financial and Accounting Officer