Form 10-Q
period 2013-03-31
TAYLOR CALVIN B BANKSHARES INC
filed 2013-05-08
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
Commission File No. 000-50047

Calvin B. Taylor Bankshares, Inc.
(Exact name of registrant as specified in its Charter)

Maryland
(State of incorporation or organization)

52-1948274
(I.R.S. Employer Identification No.)

24 North Main Street, Berlin, Maryland 21811
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:  (410) 641-1700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒
Non- accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

On April 30, 2013, 2,967,446 shares of the registrant's common stock were issued and outstanding.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Form 10-Q

Index

Part I - Financial Information, Item 1 Financial Statements
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets

	(unaudited)
	March 31,	December 31,
	2013	2012

Assets

Cash and due from banks	$22,572,745	$23,587,107
Federal funds sold	20,685,564	20,842,304
Interest-bearing deposits	11,567,592	13,587,889
Investment securities available for sale	53,122,001	74,282,927
Investment securities held to maturity (approximate fair value of $71,881,140 and $65,931,275)	71,760,750	65,792,282
Loans, less allowance for loan losses of $861,558 and $780,493	235,653,646	227,346,558
Premises and equipment	5,949,662	5,988,294
Other real estate owned	1,440,900	1,440,900
Accrued interest receivable	1,131,861	1,152,721
Computer software	135,782	126,820
Bank owned life insurance	7,754,231	7,690,815
Prepaid expenses	700,143	781,417
Other assets	211,892	273,040
Total assets	$432,686,769	$442,893,074

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$90,632,597	$96,697,061
Interest-bearing	259,263,068	263,857,994
Total deposits	349,895,665	360,555,055
Securities sold under agreements to repurchase	4,692,271	5,230,572
Accrued interest payable	39,228	46,789
Deferred income taxes	5,740	62,582
Other liabilities	525,067	118,266
Total Liabilities	355,157,971	366,013,264
Stockholders' equity
Common stock, par value $1 per share authorized 10,000,000 shares, issued and outstanding 2,968,046 shares at March 31, 2013, and 2,978,554 shares at December 31, 2012	2,968,046	2,978,554
Additional paid-in capital	7,950,722	8,216,785
Retained earnings	65,898,374	64,885,625
Total tier 1 capital	76,817,142	76,080,964
Accumulated other comprehensive income, net of tax	711,656	798,846
Total stockholders' equity	77,528,798	76,879,810
Total liabilities and stockholders' equity	$432,686,769	$442,893,074

The accompanying notes are an integral part of these financial statements.

Index

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)

	For the three months ended March 31,
	2013	2012
Interest and dividend revenue
Loans, including fees	$3,525,502	$3,593,821
U.S. Treasury and government agency securities	150,471	185,338
State and municipal securities	8,842	13,080
Federal funds sold and due from banks	11,304	8,518
Interest-bearing deposits	11,731	13,235
Equity securities	7,301	5,301
Total interest and dividend revenue	3,715,151	3,819,293

Interest expense
Deposits	130,167	273,836
Borrowings	1,756	2,820
Total interest expense	131,923	276,656
Net interest income	3,583,228	3,542,637

Provision for loan losses	345,000	192,500
Net interest income after provision for loan losses	3,238,228	3,350,137

Noninterest revenue
Service charges on deposit accounts	180,919	193,422
ATM and debit card	153,715	157,296
Increase in cash surrender value of bank owned life insurance	63,416	55,894
Gain (loss) on disposition of assets	(100)	(6,360)
Gain (loss) on sale and revaluation of other real estate owned	-	108
Miscellaneous	79,964	70,496
Total noninterest revenue	477,914	470,856

Noninterest expenses
Salaries	916,189	893,899
Employee benefits	297,932	300,197
Occupancy	197,712	189,015
Furniture and equipment	123,192	121,699
Data processing	56,380	65,884
ATM and debit card	85,169	71,432
Deposit insurance premiums	51,644	48,519
Other operating	412,675	479,867
Total noninterest expenses	2,140,893	2,170,512

Income before income taxes	1,575,249	1,650,481

Income taxes	562,500	593,800
Net income	$1,012,749	$1,056,681

Earnings per common share – basic and diluted	$0.34	$0.35

Other comprehensive income (loss), net of tax
Unrealized gains (losses) of available for sale investment securities arising during the period, net of taxes of $56,842 and $9,480	(87,190)	(33,134)
Comprehensive income	$925,559	$1,023,547

The accompanying notes are an integral part of these financial statements.

Index

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)

	For the three months ended March 31,
	2013	2012
Cash flows from operating activities
Interest and dividends received	$3,772,333	$3,914,601
Fees and commissions received	419,191	425,608
Interest paid	(139,484)	(282,835)
Cash paid to suppliers and employees	(2,043,744)	(1,941,819)
Income taxes paid	(292)	(555,000)
Net cash from operating activities	2,008,004	1,560,555

Cash flows from investing activities
Certificates of deposit purchased, net of maturities	2,020,624	(25,038)
Proceeds from maturities of investments available for sale	23,000,000	17,100,000
Purchase of investments available for sale	(1,997,855)	(16,233,316)
Proceeds from maturities of investments held to maturity	9,000,000	19,895,000
Purchase of investments held to maturity	(14,990,040)	(12,699,065)
Loans made, net of principal reductions	(8,652,088)	(6,428,047)
Proceeds from sale of real property and equipment	550	-
Purchases of premises, equipment, and computer software	(89,708)	(128,091)
Proceeds from sale of other real estate and repossessed assets, net	4,000	55,986
Purchase of bank owned life insurance	-	(2,000,000)
Net cash from investing activities	8,295,483	(462,571)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	(2,543,750)	911,181
Other deposits	(8,115,640)	(275,589)
Securities sold under agreements to repurchase	(538,301)	1,214,808
Common shares repurchased	(276,571)	(14,100)
Net cash from financing activities	(11,474,262)	1,836,300

Net increase in cash and cash equivalents	(1,170,775)	2,934,284

Cash and cash equivalents at beginning of period	44,443,301	52,689,223
Cash and cash equivalents at end of period	$43,272,526	$55,623,507

The accompanying notes are an integral part of these financial statements.

Index

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows Continued (unaudited)

	For the three months ended March 31,
	2013	2012
Reconciliation of net income to net cash provided by operating activities
Net income	$1,012,749	$1,056,681

Adjustments to reconcile net income to net cash provided by operating activities
Premium amortization and discount accretion	36,321	31,472
Provision for loan losses	345,000	192,500
Depreciation and amortization	119,377	125,273
Loss (gain) on disposition of premises, equipment and software	(550)	6,360
Loss (gain) on sale of other real estate and repossessed assets	650	(108)
Decrease (increase) in
Accrued interest receivable	20,860	63,836
Cash surrender value of bank owned life insurance	(63,416)	(55,895)
Other assets	85,317	214,780
Increase (decrease) in
Accrued interest payable	(7,561)	(6,179)
Accrued income taxes	562,208	106,988
Other liabilities	(102,951)	(175,153)
Net cash from operating activities	$2,008,004	$1,560,555

Composition of cash and cash equivalents
Cash and due from banks	$22,572,745	$22,859,955
Federal funds sold	20,685,564	32,750,638
Interest-bearing deposits, except for time deposits	14,217	12,914
Total cash and cash equivalents	$43,272,526	$55,623,507

The accompanying notes are an integral part of these financial statements.

Index

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements conform with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q.  Interim financial statements do not include all the information and footnotes required for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of financial position and results of operations for these interim periods have been made.  These adjustments are of a normal recurring nature.  Results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected in any other interim period or for the year ending December 31, 2013.  For further information, refer to the audited consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 2012.
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

	2013	2012
Three months ended March 31	2,971,715	2,995,905

Index

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

2.      Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
March 31, 2013
Available for sale
U.S. Treasury	$50,083,221	$1,036,258	$-	$51,119,479
State and municipal	398,771	8,673	-	407,444
Equity	1,566,913	511,424	483,259	1,595,078
	$52,048,905	$1,556,355	$483,259	$53,122,001
Held to maturity
U.S. Treasury	$57,978,403	$113,486	$12	$58,091,877
U.S. Government agency	9,000,000	4,390	1,030	9,003,360
State and municipal	4,782,347	5,206	1,650	4,785,903
	$71,760,750	$123,082	$2,692	$71,881,140
December 31, 2012
Available for sale
U.S. Treasury	$71,098,759	$1,078,755	$4,174	$72,173,340
State and municipal	400,126	4,155	844	403,437
Equity	1,566,913	532,832	393,595	1,706,150
	$73,065,798	$1,615,742	$398,613	$74,282,927
Held to maturity
U.S. Treasury	$51,979,332	$126,149	$661	$52,104,820
U.S. Government agency	9,000,000	3,600	1,800	9,001,800
State and municipal	4,812,950	12,049	344	4,824,655
	$65,792,282	$141,798	$2,805	$65,931,275

Index

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

2.      Investment Securities (Continued)

The table below shows the gross unrealized losses and fair value of securities that are in an unrealized loss position as of March 31, 2013, aggregated by length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U. S. Treasury	$999,469	$12	$-	$-	$999,469	$12
U. S. Government agency	998,970	1,030	-	-	998,970	1,030
State and municipal	1,671,999	1,650	-	-	1,671,999	1,650
Equity securities	12,428	7,168	636,901	476,091	649,329	483,259
	$3,682,866	$9,860	$636,901	$476,091	$4,319,767	$485,951

The debt securities in unrealized loss positions are issues of the U.S. Treasury, Federal Home Loan Bank (a U. S. government agency), and highly rated general revenue obligations of states and municipalities. The Company has the ability and the intent to hold these securities until they are called or mature at face value.  Fluctuations in fair value reflect market conditions and are not indicative of an other-than-temporary impairment (OTTI) of the investment.
Equity securities for which an unrealized loss is recorded are issues of community banks or bank holding companies located in the same general geographic area as the Company.  Management believes that these fluctuations in fair value reflect market conditions and are not indicative of an other-than-temporary impairment of the investment as of March 31, 2013.  Management continues to monitor the financial condition of the issuers.
The amortized cost and estimated fair value of debt securities, by contractual maturity, and the amount of pledged securities follow.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013		December 31, 2012
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Available for sale
Within one year	$22,042,786	$22,079,299	$41,027,015	$41,048,970
After one year through five years	26,441,808	26,484,964	28,474,650	28,519,007
After ten years	1,997,398	2,962,660	1,997,220	3,008,800
	$50,481,992	$51,526,923	$71,498,885	$72,576,777
Held to maturity
Within one year	$41,311,406	$41,348,551	$30,318,940	$30,346,374
After one year through five years	30,449,344	30,532,589	35,473,342	35,584,901
	$71,760,750	$71,881,140	$65,792,282	$65,931,275

Pledged securities	$25,313,554	$25,402,575	$24,796,570	$24,894,038

Investments are pledged to secure deposits of federal and local governments.  Pledged securities also serve as collateral for repurchase agreements entered into with our customers.

Index

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3.	Loans and Allowance for Loan Losses

Major classifications of loans are as follows:

	March 31, 2013	December 31, 2012
Real estate mortgages
Construction, land development, and land	$16,751,572	$13,819,207
Residential 1 to 4 family, 1st liens	84,247,310	81,794,242
Residential 1 to 4 family, subordinate liens	1,910,294	1,932,743
Commercial properties	118,174,495	115,655,467
Commercial	13,522,222	12,946,639
Consumer	1,909,311	1,978,753
Total loans	236,515,204	228,127,051
Allowance for loan losses	861,558	780,493
Loans, net	$235,653,646	$227,346,558

Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans.  Nonperforming assets are comprised of nonperforming loans combined with real estate acquired in foreclosure and held for sale (other real estate owned).  The following table details the composition of nonperforming assets:

	March 31, 2013	December 31, 2012
Loans 90 days or more past due and still accruing
Real estate mortgages
Commercial properties	684,422	684,422
Total loans 90 or more days past due and still accruing	684,422	684,422

Nonaccruing loans
Nonaccruing loans - current
Real estate mortgages
Construction, land development, and land	-	550,614
Residential 1 to 4 family	-	237,527
Total nonaccruing loans - current	-	788,141

Nonaccruing loans - past due 30 days or more
Real estate mortgages
Construction, land development, and land	325,415	325,966
Residential 1 to 4 family	904,251	668,794
Commercial properties	880,467	890,967
Total nonaccruing loans - past due 30 days or more	2,110,133	1,885,727
Total nonaccruing loans	2,110,133	2,673,868

Total nonperforming loans	2,794,555	3,358,290
Other real estate owned	1,440,900	1,440,900
Total nonperforming assets	$4,235,455	$4,799,190

Interest not accrued to income on nonaccruing loans	$31,820	$178,546

Interest income of $106,934 was recognized on a cash-basis during the 3 months ended March 31, 2013 related to the full payoff of a nonaccrual loan.  No interest income was recognized on a cash-basis on nonaccruing loans during the year ended December 31, 2012.  Other than previously noted, payments received on non-accruing loans were applied as reductions of principal.

Index

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3.      Loans and Allowance for Loan Losses (continued)

The following is a schedule of transactions in the allowance for loan losses by type of loan.  The Company did not acquire any loans with deteriorated credit quality during the periods presented.

	Real estate mortgages
	Construction
March 31, 2013	and Land	Residential	Commercial	Commercial	Consumer	Unallocated	Total
Beginning balance	$119,036	$161,984	$250,781	$168,033	$55,595	$25,064	$780,493
Loans charged off		(217,382)	(43,233)		(6,735)		(267,350)
Recoveries		1,000		600	1,815		3,415
Provision charged to operations	4,275	262,100	60,691	18,529	8,266	(8,861)	345,000
Ending balance	$123,311	$207,702	$268,239	$187,162	$58,941	$16,203	$861,558

Individually evaluated for impairment:
Balance in allowance	$-	$-	$-	$-	$-		$-
Related loan balance	$325,415	$4,126,565	$5,755,262	$-	$-		$10,207,242

Collectively evaluated for impairment:
Balance in allowance	$123,311	$207,702	$268,239	$187,162	$58,941	$16,203	$861,558
Related loan balance	$16,426,157	$82,031,039	$112,419,233	$13,522,222	$1,909,311		$226,307,962

December 31, 2012
Beginning balance	$160,392	$42,064	$193,570	$197,353	$60,487	$18,395	$672,261
Loans charged off	(45,081)	(239,043)	(206,707)	(18,559)	(14,253)	-	(523,643)
Recoveries	-	16,843	-	103	9,229	-	26,175
Provision charged to operations	3,725	342,120	263,918	(10,864)	132	6,669	605,700
Ending balance	$119,036	$161,984	$250,781	$168,033	$55,595	$25,064	$780,493

Individually evaluated for impairment:
Balance in allowance	$-	$-	$-	$-	$-		$-
Related loan balance	$878,029	$4,116,048	$6,307,478	$-	$-		$11,301,555

Collectively evaluated for impairment:
Balance in allowance	$119,036	$161,984	$250,781	$168,033	$55,595	$25,064	$780,493
Related loan balance	$12,941,178	$79,610,937	$109,347,989	$12,946,639	$1,978,753		$216,825,496

March 31, 2012
Beginning balance	$160,392	$42,064	$193,570	$197,353	$60,487	$18,395	$672,261
Loans charged off	(45,081)	(58,526)	-	(363)	(5,118)	-	(109,088)
Recoveries	-	15,000	-	-	2,193	-	17,193
Provision charged to operations	82,500	115,000	858	(20,000)	(12,500)	26,642	192,500
Ending balance	$197,811	$113,538	$194,428	$176,990	$45,062	$45,037	$772,866

Individually evaluated for impairment:
Balance in allowance	$-	$-	$-	$-	$-		$-
Related loan balance	$944,538	$4,060,139	$6,931,328	$-	$-		$11,936,005

Collectively evaluated for impairment:
Balance in allowance	$197,811	$113,538	$194,428	$176,990	$45,062	$45,037	$772,866
Related loan balance	$12,544,715	$84,263,688	$109,906,986	$14,182,421	$1,708,737		$222,606,547

Index

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3.      Loans and Allowance for Loan Losses (continued)

The table below shows the relationship of net charged-off loans and the balance in the allowance to gross loans and average loans.

	For three months ended		For the year ended
	March 31		December 31
	2013	2012	2012

Net loans charged off	$263,935	$91,895	$497,468

Balance at end of period	$861,558	$772,866	$780,493

Gross loans outstanding at the end of the period	$236,515,204	$234,542,552	$228,127,051
Allowance for loan losses to gross loans outstanding at the end of the period	0.36%	0.33%	0.34%

Average gross loans outstanding during the period	$231,957,957	$230,408,444	$237,757,026
Annualized net charge-offs as a percentage of average gross loans outstanding during the period	0.46%	0.16%	0.21%

Loans are considered past due when either principal or interest is not paid by the date on which payment is due.  The following table is an analysis of past due loans by days past due and type of loan.

Age Analysis of Past Due Loans

			Greater than				90 Days Past
	30-59 Days	60-89 Days	90 Days	Total		Total	Due or Greater
March 31, 2013	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
Real estate mortgages
Construction, land development, and land	$325,415	$-	$-	$325,415	$16,426,157	$16,751,572	$-
Residential 1 to 4 family, 1st lien	931,815	715,071	648,693	2,295,579	81,951,731	84,247,310	-
Residential 1 to 4 family, subordinate	-	-	-	-	1,910,294	1,910,294	-
Commercial properties	53,055	-	1,564,889	1,617,944	116,556,551	118,174,495	684,422
Commercial	-	-	-	-	13,522,222	13,522,222	-
Consumer	16,892	4,000	-	20,892	1,888,419	1,909,311	-
Total	$1,327,177	$719,071	$2,213,582	$4,259,830	$232,255,374	$236,515,204	$684,422

December 31, 2012
Real estate mortgages
Construction, land development, and land	$327,415	$-	$-	$327,415	$13,491,792	$13,819,207	$-
Residential 1 to 4 family, 1st lien	2,325,354	783,618	648,693	3,757,665	78,036,577	81,794,242	-
Residential 1 to 4 family, subordinate	-	-	-	-	1,932,743	1,932,743	-
Commercial properties	519,766	-	1,575,389	2,095,155	113,560,312	115,655,467	684,422
Commercial	-	-	-	-	12,946,639	12,946,639	-
Consumer	17,441	1,544	-	18,985	1,959,768	1,978,753	-
Total	$3,189,976	$785,162	$2,224,082	$6,199,220	$221,927,831	$228,127,051	$684,422

Index

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

		Recorded	Recorded			Interest Income
	Unpaid	investment	investment		Average	Recognized
	principal	with no	with an	Related	Recorded	During
March 31, 2013	balance	allowance	allowance	Allowance	Investment	Impairment
Real estate mortgages
Construction, land development, and land	$325,415	$325,415	$-	$-	$326,415	$-
Residential 1-4 family, 1st liens	4,430,593	4,009,978	-	-	4,119,713	17,205
Residential 1-4 family, subordinate liens	116,587	116,587	-	-	117,019	1,464
Commercial properties	6,865,262	5,755,262	-	-	5,771,487	73,391
Total	$11,737,857	$10,207,242	$-	$-	$10,334,634	$92,060

December 31, 2012
Real estate mortgages
Construction, land development, and land	$878,029	$878,029	$-	$-	$921,869	$-
Residential 1-4 family, 1st liens	4,158,599	3,998,598	-	-	4,082,975	182,756
Residential 1-4 family, subordinate liens	117,451	117,450	-	-	118,983	6,055
Commercial properties	7,417,477	6,307,478	-	-	6,468,862	348,590
Total	$12,571,556	$11,301,555	$-	$-	$11,592,689	$537,401

March 31, 2012
Real estate mortgages
Construction, land development, and land	$944,538	$944,538	$-	$-	$955,123	$-
Residential 1-4 family, 1st liens	3,966,403	3,940,403	-	-	3,954,083	44,116
Residential 1-4 family, subordinate liens	119,736	119,736	-	-	120,125	1,517
Commercial properties	8,041,328	6,931,328	-	-	6,940,076	96,807
Total	$13,072,005	$11,936,005	$-	$-	$11,969,407	$142,440

Index

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

	March 31, 2013	December 31, 2012

Real Estate Credit Risk Profile by Internally Assigned Grade
Construction, land development, and land
Pass	$16,426,157	$12,941,178
Doubtful
Nonperforming: 90 days or more past due and/or non-accruing	325,415	878,029
Total	$16,751,572	$13,819,207

Residential 1 to 4 family
Pass	$82,163,184	$79,274,541
Special Mention	-	469,715
Substandard	1,318,169	3,077,858
Doubtful
Less than 90 days past due and accruing	1,772,000	-
Nonperforming: 90 days or more past due and/or non-accruing	904,251	904,871
Total	$86,157,604	$83,726,985

Commercial properties
Pass	$114,631,461	$111,573,888
Substandard	1,592,489	2,118,552
Doubtful
Less than 90 days past due and accruing	385,656	387,638
Nonperforming: 90 days or more past due and/or non-accruing	1,564,889	1,575,389
Total	$118,174,495	$115,655,467

Commercial Credit Risk Profile by Internally Assigned Grade
Pass	$13,522,222	$12,946,639
Total	$13,522,222	$12,946,639

Consumer Credit Risk Profile by Internally Assigned Grade
Pass	$1,909,311	$1,950,758
Special Mention	-	27,995
Total	$1,909,311	$1,978,753

Index

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3.      Loans and Allowance for Loan Losses (continued)

The modification or restructuring of terms on a loan is considered a troubled debt restructuring if it is done to accommodate a borrower who is experiencing financial difficulties.  The lender may forgive principal, lower the interest rate or payment amount, or may modify the payment due dates or maturity date of a loan for a troubled borrower.
Troubled debt restructures are evaluated for impairment at the time of restructure and each subsequent reporting period.  An identified loss is recorded as a specific reserve in the allowance for loan losses or charged-off if the loan is deemed to be collateral dependent.  Losses of $260,614 and $26,054 were recorded as part of restructurings completed in 3 months ended March 31, 2013 and the 12 months ended December 31, 2012, respectively.  No losses were recorded as part of restructurings during the 3 months ended March 31, 2012.  Defaults have occurred on restructured loans which resulted in losses and, if needed, additional restructuring to accommodate changes in the borrower’s financial position.  Other restructured loans have been collected with no loss of principal, returned to their original contractual terms, or refinanced at market rates and terms.
The following table details information about troubled debt restructurings for the periods presented.

	At the time of restructuring			Within 12 months of restructuring
	Number of	Balance prior to	Balance after	Number of	Defaults on	Losses recognized
	contracts	restructuring	restructuring	defaults	restructures	upon default
March 31, 2013
Real estate mortgages
Residential 1-4 family, 1st liens	3	$1,504,381	$1,287,000	-	$-	$-
Commercial properties	1	528,233	485,000	-	-	-
Total	4	$2,032,614	$1,772,000	-	$-	$-

December 31, 2012
Real estate mortgages
Residential 1-4 family, 1st liens	3	$957,304	$940,603	-	$-	$-
Commercial properties	3	1,254,402	1,254,402	1	604,997	206,707
Total	6	$2,211,706	$2,195,005	1	$604,997	$206,707

March 31, 2012
Real estate mortgages
Residential 1-4 family, 1st liens	1	$337,727	$337,727	-	$-	$-
Commercial properties	1	604,997	604,997	-	-	-
Total	2	$942,724	$942,724	-	$-	$-

Troubled debt restructurings with outstanding principal balances as of March 31, 2013 were as follows:

			Paying as agreed	Past due
	Number of		under	30 days or more
	contracts	Current balance	modified terms	or non-accruing
Real estate mortgages
Construction, land development, and land	1	$325,415	$-	$325,415
Residential 1 to 4 family	12	3,459,840	3,222,313	237,527
Commercial properties	7	5,070,840	4,190,373	880,467
Total	20	$8,856,095	$7,412,686	$1,443,409

Index

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

4.      Loan Commitments

Loan commitments are agreements to lend to customers as long as there is no violation of any conditions of the contracts.  Loan commitments generally have interest rates at current market rates, fixed expiration dates, and may require payment of a fee.  Letters of credit are commitments issued to guarantee the performance of a customer to a third party.
Loan commitments and letters of credit are made on the same terms, including collateral, as outstanding loans.  The Company's exposure to loss in the event of nonperformance by the borrower is represented by the contract amount of the commitment.
Outstanding loan commitments, lines of credit, and letters of credit are as follows:

	March 31, 2013	December 31, 2012
Loan commitments and lines of credit
Construction and land development	$3,563,120	$5,486,662
Other	17,810,366	22,177,291
Total loan commitments and lines of credit	$21,373,486	$27,663,953

Standby letters of credit	$1,488,289	$1,506,289

5.      Fair Value Measures

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market for such asset or liability.  The fair value hierarchy established in the Financial Accounting Standards Board accounting standards codification topic titled Fair Value Measurements establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  Level 1 inputs are based on unadjusted quoted market prices in active markets for identical assets or liabilities.  Level 2 inputs are based on significant observable inputs other than those in Level 1, either directly or indirectly.  Level 3 inputs are based on significant unobservable inputs.  The level in the hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement.
Financial assets measured at fair value on a recurring basis include investment securities classified as available for sale.  U.S. Treasury securities and an equity investment in an actively traded public utility are valued utilizing Level 1 inputs.  Municipal debt securities and equity investments in community banks are valued using Level 2 inputs.  The Company has no financial assets measured at fair value on a recurring basis that are valued with Level 3 inputs.  The fair values for available for sale investment securities measured on a recurring basis were established as follows:

	Total Fair Value	Level 1 Inputs	Level 2 Inputs
March 31, 2013
Securities available for sale:
U.S. Treasury	$51,119,479	$51,119,479	$-
State and municipal	407,444	-	407,444
Equity	1,595,078	450,208	1,144,870
Total assets measured on a recurring basis	$53,122,001	$51,569,687	$1,552,314

December 31, 2012
Securities available for sale:
U.S. Treasury	$72,173,340	$72,173,340	$-
State and municipal	403,437	-	403,437
Equity	1,706,150	401,632	1,304,518
Total assets measured on a recurring basis	$74,282,927	$72,574,972	$1,707,955

Index

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

5.      Fair Value Measurements (continued)

The Company measures and reports certain financial and non-financial assets at fair value on a non-recurring basis.  Financial assets measured and reported at fair value on a non-recurring basis include impaired loans that are deemed by management to be collateral dependent and have been recorded at the fair value of the underlying collateral.  Non-financial assets measured and reported on a non-recurring basis included other real estate owned acquired through foreclosure.  Financial and non-financial assets measured and reported at fair value on a non-recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value are detailed in the following table.

	Total Fair Value	Level 3 Inputs
March 31, 2013
Impaired loans recorded at fair value of collateral
Residential 1 to 4 family	$2,556,844	$2,556,844
Commercial mortgages	1,266,123	1,266,123
Total impaired loans recorded at fair value of collateral	3,822,967	3,822,967

Other real estate owned recorded at fair value of collateral
Residential 1 to 4 family	866,600	866,600
Construction, land development, and land	574,300	574,300
Total other real estate owned recorded at fair value of collateral	1,440,900	1,440,900

Total assets measured on a non-recurring basis	$5,263,867	$5,263,867

December 31, 2012
Impaired loans recorded at fair value of collateral
Residential 1 to 4 family	$785,464	$785,464
Commercial mortgages	1,278,605	1,278,605
Total impaired loans recorded at fair value of collateral	2,064,069	2,064,069

Other real estate owned recorded at fair value of collateral
Residential 1 to 4 family	866,600	866,600
Construction, land development, and land	574,300	574,300
Total other real estate owned recorded at fair value of collateral	1,440,900	1,440,900

Total assets measured on a non-recurring basis	$3,504,969	$3,504,969

The Company utilizes appraisals from independent 3rd party licensed appraisers to determine the fair value of collateral underlying impaired loans that are deemed collateral dependent and other real estate owned.  The vast majority of appraisals utilize the market approach valuation technique due to the nature of the underlying properties.  Due to the significance of adjustments made to observable market prices of similar properties and lack of similarities between comparable properties, the Company considers the appraisals used in determination of fair value for collateral dependent impaired loans and other real estate owned to be Level 3 inputs.  Management does not make adjustments to the independent appraised values except for the adjustment related to estimated selling costs.  The valuation process includes a review of the appraisal by the Bank’s loan department, which is experienced in appraisal review procedures set forth by bank regulatory guidance.

Index

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

5.      Fair Value Measurements (continued)

The estimated fair values of the Company's financial assets and liabilities, including those asset and liabilities that are not measured and reported at fair value on a recurring or non-recurring basis are detailed in the following table.  The valuation methods used in estimating the fair value of financial assets and financial liabilities not measured and reported at fair value in the balance sheet is disclosed in the Company’s Annual Report on Form 10-K.  The fair value of cash and due from banks, federal funds sold, accrued interest receivable, bank owned life insurance, noninterest-bearing deposits, securities sold under agreements to repurchase, and accrued interest payable approximates their carrying value and are excluded from the table below.

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets
Level 2 inputs
Interest-bearing deposits	11,567,592	11,580,820	13,587,889	13,603,933
Investment securities	124,882,751	125,003,141	140,075,209	140,214,202
Level 3 inputs
Loans, net	235,653,646	235,685,300	227,346,558	227,337,397
Financial liabilities
Level 2 inputs
Interest-bearing deposits	259,263,068	259,341,731	263,857,994	263,972,110

6.      New accounting standards

The following accounting pronouncements have been approved by the Financial Accounting Standards Board and became effective to the Company in the quarterly period ended March 31, 2013 or have not yet become effective.  These pronouncements would apply to the Company if the Company or the Bank entered into an applicable activity.

ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income.  ASU 2013-02 became effective for the Company on January 1, 2013 and did not have a significant impact on the Company’s financial statements.

The accounting policies adopted by management are consistent with accounting principles generally accepted in the United States of America and are consistent with those followed by peer Banks.

Index

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
The Company currently engages in no business other than owning and managing the Bank.  The Bank employed 92 full time equivalent employees as of March 31, 2013.  The Bank hires seasonal employees during the summer.  The Company has no employees other than those hired by the Bank.

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

Index

Financial Condition
Total assets of the Company decreased $10.2 million (2.30%) from December 31, 2012 to March 31, 2013.  Combined deposits and customer repurchase agreements decreased $11.2 million (3.06%) during the same period.  The decrease in deposits and customer repurchase agreements is primarily attributable to a $6.4M decrease in Interest on Lawyer’s Trust Account (IOLTA) balances which are generally temporary in nature.  As of December 31, 2012, IOLTA account balances exceeded their average balance by $6.9M which resulted in the outflow of those excess funds during the 1st quarter of 2013.  The remaining outflow of deposits during the 1st quarter of 2013 was attributable to a $6.6M decrease in non-interest bearing business DDA accounts.  This outflow of funds is consistent with outflows in the same period in previous years as business customers utilize funds to make repairs or improvements and purchase inventory for the upcoming tourism season.  Management believes that the expiration of unlimited deposit insurance on non-interest bearing accounts on December 31, 2012 was not a significant factor in the aforementioned decrease in non-interest bearing business DDA accounts during the 1st quarter of 2013.
Average assets and average deposits increased $17.5 million and $16.2 million, respectively, from the 1st quarter 2012 to the 1st quarter 2013.  Management believes the year-to-year growth in deposits results, to some extent, from continuing economic uncertainty due to the continued slow recovery following the recession of 2008-2009.  Depositors often seek the safety of conservatively run, well capitalized community banks when the financial markets are perceived to be volatile.  Increased deposits may be a sign of economic recovery within the Bank’s resort service area, but depositors remain hesitant to spend or invest excess funds they have saved during and after the recession as they remain uncertain about continued economic recovery.

Loan Portfolio
From December 31, 2012 to March 31, 2013 the gross loan portfolio has grown $8.4 million (3.68%).  The Bank typically experiences loan growth during the 1st quarter as seasonal tourism businesses utilize lines of credit or request advances under commercial mortgages to prepare their businesses for the upcoming summer tourism season.  Accordingly, commercial mortgages and other commercial loans increased $3.1M (2.41%) during the 1st quarter of 2013.  Loans for construction, land development, and land increased by $2.9M (21.22%) from December 31, 2012 to March 31, 2013, primarily related to the continued funding of a hotel construction loan within the Bank’s resort service area.  Residential mortgage originations (1 to 4 family, 1st lien) were higher in the 1st quarter of 2013 resulting in a $2.5M (3.00%) increase in this portfolio.  Growth in the loan portfolio has been funded by maturities of short term securities in the investment portfolio.  Because loans earn higher average interest rates than investments, this shift in assets has a positive effect on earnings.  There is no adverse impact on the Company’s ability to meet liquidity demands resulting from recent increases in the loan portfolio.
The Company makes loans to customers located primarily in the Delmarva region with a focus on real estate secured lending.  Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.  Since late 2008, the local and regional economies have been adversely affected by national and global recessions.  Although the recession ended in mid-2009, the Bank continues to experience historically high levels of delinquencies, nonaccrual loans, troubled debt restructurings and loan losses due to trailing effects of the recession, slow pace of economic recovery, and depressed real estate values.

Loan Quality and the Allowance for Loan Losses
The allowance for loan losses (ALLL) represents an amount which management believes to be adequate to absorb identified and inherent losses in the loan portfolio as of the balance sheet reporting date.  Valuation of the allowance is completed no less than quarterly based on the most recent loan portfolio data.  The determination of the allowance is inherently subjective as it relies on estimates of potential loss related to specific loans, the effect of portfolio trends, and other internal and external factors.
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
The price corrections to real estate in the Bank’s service area following the recession in 2008 and 2009 were significant and the post-recession recovery has lagged regional and national trends.  Commercial real estate and development activity in the resort areas has increased while residential real estate activity continues to be led by distressed sales.  Unemployment in the Bank’s service area also remains elevated and lags other parts of the region that include metropolitan areas.  The aforementioned conditions have led the Company to experience historically high loan losses and provisions for loan losses.  As economic recovery remains slow, borrowers may suffer personal and professional financial hardship causing the likelihood of loss on previously performing loans to remain high.  While total nonperforming assets and impaired loans have decreased over the past two years, Management expects that loan losses will continue at historically high levels until local economic conditions as well as the local real estate market improve.

Index

Management employs a risk rating system which gives weight to collateral status (secured vs. unsecured), and to the absence or improper execution of critical contract or collateral documents.  Unsecured loans and those loans with critical documentation exceptions, as defined by management, are considered to have greater loss exposure.  Management incorporates these factors in the formula-based portion of the ALLL.  Additionally, consideration is given to those segments of the loan portfolio which management deems to pose the greatest likelihood of loss.  A schedule of loans by credit quality indicator (risk rating) can be found in Note 3 of the financial statements included herein.
Management believes that economic conditions and trends suggest the likelihood of loss in unsecured loans (commercial and consumer) and secured consumer loans remains high.  Reserves for these segments of the portfolio are included in the formula-based portion of the ALLL.  As of March 31, 2013, management reserved 135 basis points against all unsecured loans, and consumer loans secured by other than real estate.  Additionally, management reserved 20% against overdrawn checking account balances which are a distinct high risk category of unsecured loan.  The Bank does not offer an approved overdraft loan product, so all overdrawn deposit balances result from unauthorized presentment of items against insufficient funds.
Borrowers whose cash flow is impaired as a result of prevailing economic conditions likely have also experienced depressed real estate values.  Management recognizes that the combination of these circumstances – reduced revenue and depressed collateral values, may increase the likelihood of loss in the Bank’s real estate secured loan portfolio.  Management closely monitors conditions that might indicate deterioration of collateral value on significant loans and, when possible, obtains additional collateral to limit the Bank’s loss exposure.  The Bank foreclosed on mortgages in each of the last 4 years and expects additional foreclosures in 2013.  Foreclosures may result in loan losses, costs to hold real estate acquired in foreclosure, and losses on the sale of real estate acquired in foreclosure.  While management is unable to predict the financial consequences of future foreclosure activity, losses on anticipated loan foreclosures are recorded as charge-offs as these types of loans are deemed to be collateral dependent.
Historically, the absence or improper execution of a document has not resulted in a loss to the Bank, however, management recognizes that the Bank’s loss exposure is increased until a critical contract or collateral documentation exception is cured.  At March 31, 2013, Management reserved 10 basis points against the outstanding balances of loans identified as having critical documentation exceptions.  Loans in this category are identified as “special mention” within the schedule of loans by credit quality indicator (risk rating) in Note 3 of the financial statements included herein.
The provision for loan losses is a decrease or increase to earnings in the current period to bring the allowance to a level established by application of management’s allowance methodology.  The allowance is also increased by recoveries of amounts previously charged-off and decreased when loans are charged-off as losses, which occurs when they are deemed to be uncollectible.  A provision for loan losses of $345,000 was recorded in the 1st quarter of 2013 which compares to a provision for loan losses of $192,500 in the 1st quarter of 2012.  The provision of $345,000 recorded this quarter is primarily a result of the charge-off of $260,614 related to the troubled debt restructuring discussed further below.  An increase in the overall loan portfolio and an increase in the 5 year historical loss percentage contributed to the remaining provision this quarter.  The Bank experienced net charge-offs of $263,935 and $91,895 in the 1st quarters of 2013 and 2012, respectively.  Refer to Note 3 of the financial statements contained herein for a schedule of transactions in the allowance for loan losses.
Management considers the March 31, 2013 allowance appropriate and adequate to absorb identified and inherent losses in the loan portfolio.  However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.  As of March 31, 2013, management has not identified any loans which are anticipated to be wholly charged-off within the next 12 months.
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
An identified loss on a TDR is recorded as a specific reserve in the allowance for loan losses or charged-off if the loan is deemed to be collateral dependent.  During the 3 months ended March 31, 2013, the Bank completed the 2nd restructuring of 4 real estate loans in association with a forbearance agreement entered into with one borrower.  The loans were deemed to be collateral dependent and a loss of $260,614 was recorded as part of the restructuring.  A loss of $26,054 was recorded as part of a restructure completed in the 1st quarter of 2012.  Non-accruing TDRs were 16.30% and 15.49% of total TDRs as of March 31, 2013 and December 31, 2012, respectively.
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

Index

Impaired loans may have specific reserves, or valuation allowances, allocated to them in the ALLL.  Estimates of loss reserves on impaired loans may be determined based on any of the three following measurement methods which conform to authoritative accounting guidance:  (1) the present value of future cash flows, (2) the fair value of collateral, if repayment of the loan is expected to be provided by the sale of the underlying collateral (i.e. collateral dependent), or (3) the loan’s observable fair value.  The Bank selects and applies, on a loan-by-loan basis, the appropriate valuation method.  Upon identification of a loss on a collateral dependent loan, the loss amount is recorded as a charge-off consistent with regulatory guidance.  During the 1st quarter of 2013, a charge-off of $260,614 was recorded related to the 2nd troubled debt restructuring of collateral dependent real estate loans of one borrower.  Loans determined to be impaired, but for which no specific valuation allowance or charge-off is appropriate because management believes the loan is secured with adequate collateral or the Bank will not take a loss on such loan, are grouped with other homogeneous loans for evaluation under formula-based criteria described previously.  Impaired loans (including all nonaccruing loans) decreased $1,094,313 (9.68%) from $11,301,555 at December 31, 2012 to $10,207,242 at March 31, 2013, primarily as the result of the payoff of a nonaccrual loan of $544,224 and the charge-off from the collateral dependent TDR noted above.  Refer to Note 3 of the financial statements contained herein for additional information about impaired loans.
The accrual of interest on a loan is discontinued when principal or interest is 90 days past due or when the loan is determined to be impaired, unless collateral is sufficient to discharge the debt in full and the loan is in process of collection.  When a loan is placed in nonaccruing status, any interest previously accrued but unpaid, is reversed from interest income.  Interest payments received on nonaccrual loans may be recorded as cash basis income, or as a reduction of principal, on a loan by loan basis, based upon management’s judgment.  During the 1st quarter of 2013, a nonaccrual loan was paid in full (including accrued interest) which resulted in cash basis recognition of interest income of $106,934.  All other nonaccrual loan payments received in the 1st quarters of 2013 and 2012 were recorded as reductions of principal.  Accrual of interest may be restored when all principal and interest are current and management believes that future payments will be received in accordance with the loan agreement.
Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans.  Nonperforming assets are comprised of nonperforming loans combined with real estate acquired in foreclosure and held for sale (OREO).  Nonperforming assets decreased $563,735 (11.75%) from $4,799,190 at December 31, 2012 to $4,235,455 at March 31, 2013, primarily as a result of the payoff of a nonaccrual loan as discussed above.  Management monitors the accruing loans in this category closely to assure that collateral is sufficient to fully discharge the debt to the Bank and the process of collection is ongoing.  Refer to Note 3 of the financial statements contained herein for additional information about nonperforming assets.

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
Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits and retail repurchase agreements were 51.28% for the 1st quarter of 2013 compared to 49.26% for the same quarter of 2012.
Due to its location in a seasonal resort area, the Bank typically experiences a decline in deposits, federal funds sold and investment securities throughout the 1st quarter of the year when business customers are using their deposits to meet cash flow needs in preparation for the upcoming tourism season.
Combined deposits and customer repurchase agreements decreased $11.2 million (3.06%) during the quarter ended March 31, 2013.  The decrease in deposits and customer repurchase agreements is primarily attributable to a $6.4M decrease in Interest on Lawyer’s Trust Account (IOLTA) balances which are generally temporary in nature.  As of December 31, 2012, IOLTA account balances exceeded their average balance by $6.9M which resulted in the outflow of those excess funds during the 1st quarter of 2013.  The remaining outflow of deposits during the same period was attributable to a $6.6M decrease in non-interest bearing business DDA accounts.  This outflow of funds is consistent with outflows in the same period in previous years as business customers utilize funds to meet cash flow needs for the upcoming tourism season.
Average net loans to average deposits were 66.52% versus 69.34% as of March 31, 2013 and 2012, respectively.  Average net loans increased by 0.62% while average deposits grew by 4.88%.  Deposit increases were generally reinvested in overnight federal funds sold and investment securities.  Management believes the year-to-year growth in average deposits results, to some extent, from continuing economic uncertainty due to the continued slow recovery following the recession of 2008-2009.  Management expects that beginning late in the 2nd quarter and throughout the 3rd quarter, liquidity levels will rise as business borrowers start repaying loans, and the Bank receives deposits from seasonal business customers, summer residents and tourists.
Average deposit balance increases occurred in non-interest and interest-bearing accounts, except time deposits which dropped 8.16%.  Management believes this trend indicates that depositors are migrating to more liquid types of accounts in order to be able to invest at higher rates should they become available.  Neither changes in deposit portfolio composition nor the decrease in outstanding loan balances has a negative impact on the Company’s ability to meet liquidity demands
The Company has available lines of credit, including overnight federal funds and reverse repurchase agreements, totaling $28,000,000 as of March 31, 2013.

Index

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
Interest rate sensitivity may be controlled on either side of the balance sheet.  On the asset side, management exercises some control over maturities.  Also, most fixed rate mortgage and commercial loans are written with a demand feature in order to provide repricing opportunities.  The Company's investment portfolio, including federal funds sold, provides the most flexible and fastest control over rate sensitivity since it can generally be restructured more quickly than the loan portfolio.  During the recent surge in the Company’s liquidity the resultant investment purchases continued the preference towards short term maturities allowing the Company to maximize earnings when interest rates rise from the current historical lows.  The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources, and liquidity.
On the liability side, deposit products are structured to offer incentives to attain the desired maturity distributions and repricing opportunities.  Competitive factors sometimes make control over deposits more difficult and, therefore, less effective as an interest rate sensitivity management tool.  Management of the liability mix of the balance sheet focuses on deposit product pricing and offerings.  Increases in deposit balances experienced during and following the recession in 2008 and 2009 were generally unsolicited by the Company and are presumed to be a result of general financial market volatility.
As of March 31, 2013, the Company was cumulatively asset-sensitive for all time horizons due to the ability to reprice most fixed rate mortgage loans.  For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline.  Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.
The Company’s net interest income is one of the most important factors in evaluating its financial performance.  Management uses interest rate sensitivity analysis to determine the effect of rate changes.  Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points.  If prime were to decrease one hundred basis points, and all assets and liabilities maturing or repricing within that period were fully adjusted for the rate change, the Company would experience a decrease of approximately 3.5% in net interest income.  Conversely, if prime were to increase one hundred basis points, and all assets and liabilities maturing or repricing within that period were fully adjusted for the rate change, the Company would experience an increase in net interest income of the same percentage.  The sensitivity analysis does not consider the likelihood of these rate changes nor whether management’s reaction to this rate change would be to reprice its loans or deposits or both.

Results of Operations
Net income for the three months ended March 31, 2013, was $1,012,749 or $0.34 per share, compared to $1,056,681 or $0.35 per share for the 1st quarter of 2012.  This represents a decrease of $43,932 or 4.16% from the prior year.  The key components of net income are discussed in the following paragraphs.
For the 1st quarter of 2013 compared to the same period of 2012, net interest income increased $40,591 (1.15%). The increase was attributable to several items including increases in average loan balances, adjustments related to impaired loans, and lower deposit interest rates.  While balances of interest-bearing assets and liabilities increased, lower yields caused overall reductions in both interest revenues and expense.
Average interest-earning assets increased $24.1 million (6.40%), but further decreases in rates on investments and loans offset revenue increases attributable to volume.  Average net loan balances for the quarter ended March 31, 2013 increased $1.42 million (0.62%) compared to the same period of 2012.  The increase in average loans helped partially offset the downward pressure on investment and loan portfolio yields.  During the quarter ended March 31, 2013, additional interest income of $60,048 was recognized related to interest income adjustments recorded on two impaired loans.  The full principal and all accrued interest related to a nonaccrual loan was recovered which resulted in the recognition of $106,934 of interest income.  This recovery was partially offset by a $46,886 charge-off of accrued interest as part of a 2nd troubled debt restructuring for one borrower and related forbearance agreement.  The tax-equivalent yield on interest-earning assets, including these adjustments, decreased by 33 basis points from 4.14% for the quarter ended March 31, 2012 to 3.81% for the same period in 2013.
Average interest-bearing liabilities increased $5.6 million (2.19%) while generating lower interest expense, again due to interest rate reductions.  The yield on interest-bearing liabilities decreased by 23 basis points from 0.43% for the quarter ended March 31, 2012 to 0.20% for the same period in 2013.  To offset interest revenue decreases, management has gradually lowered deposit rates from 2009 to the present.  Interest expense for the quarter ended March 31, 2013 decreased by $144,733 (52.32%) relative to the same period in the prior year.  Interest rates on deposit products and repurchase agreements have been reduced by at least 50% since the middle of 2012 which have resulted in the significant decrease in interest expense.  Lower yields on interest-bearing liabilities could not fully offset the lower yields on interest-earning assets, therefore the net margin on interest-earning assets fell by 17 basis points from 3.85% for the quarter ended March 31, 2012 to 3.68% for the same period in 2013.

Index

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

Average Balances, Interest, and Yields

	For the quarter ended			For the quarter ended
	March 31, 2013			March 31, 2012
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield
Assets
Interest-earning assets
Federal funds sold	$27,975,996	$11,304	0.16%	$36,549,377	$8,518	0.09%
Interest-bearing deposits	12,375,427	11,731	0.38%	10,563,682	13,235	0.50%
Investment securities	129,637,685	183,418	0.57%	100,149,832	224,119	0.90%
Loans, net of allowance	231,127,097	3,562,970	6.25%	229,711,615	3,635,241	6.36%
Total interest-earning assets	401,116,205	3,769,423	3.81%	376,974,506	3,881,113	4.14%
Noninterest-bearing cash	10,640,483			18,171,013
Other assets	17,495,073			16,592,674
Total assets	$429,251,761			$411,738,193

Liabilities and Stockholders' Equity
Interest-bearing deposits
NOW	$62,805,898	22,015	0.14%	$60,323,780	31,434	0.21%
Money market	54,700,281	13,439	0.10%	50,571,367	45,945	0.37%
Savings	57,667,417	14,207	0.10%	51,582,444	30,633	0.24%
Other time	82,144,601	80,506	0.40%	89,444,016	165,824	0.75%
Total interest-bearing deposits	257,318,197	130,167	0.21%	251,921,607	273,836	0.44%
Securities sold under agreements to repurchase	4,749,843	1,756	0.15%	4,529,077	2,820	0.25%
Total interest-bearing liabilities	262,068,040	131,923	0.20%	256,450,684	276,656	0.43%
Noninterest-bearing deposits	90,155,222			79,369,574
Total deposits and interest-bearing liabilities	352,223,262	131,923	0.15%	335,820,258	276,656	0.33%
Other liabilities	238,476			162,104
Stockholders' equity	76,790,023			75,755,831
Total liabilities and stockholders' equity	$429,251,761			$411,738,193
Net interest spread			3.61%			3.71%
Net interest income		$3,637,500			$3,604,457
Net margin on interest-earning assets			3.68%			3.85%

Tax equivalent adjustment included in:
Investment income		$16,804			$20,400
Loan income		$37,468			$41,420

Index

Provisions for loan losses of $345,000 and $192,500 were recorded during the three months ended March 31, 2013 and 2012, respectively.  Net loans charged-off were $263,935 and $91,895 during the 1st quarters of 2013 and 2012, respectively.   The provision of $345,000 recorded this quarter is primarily a result of the charge-off of $260,614 related to the troubled debt restructuring described in the Loan Quality and Allowance for Loan Loss section above.  An increase in the overall loan portfolio and an increase in the 5 year historical loss percentage contributed to the remaining provision this quarter.  Management expects that loan losses will continue at historically high levels until the local economic conditions and real estate market improve, and those losses may be significant.  Management considers the March 31, 2013 allowance appropriate and adequate to absorb identified and inherent losses in the loan portfolio.  However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required resulting in increased provision expense.  Refer to the Loan Quality and the Allowance for Loan Losses section above for a detailed discussion of the provision for loan losses.
Noninterest revenue for the 1st quarter of 2013 is $7,058 (1.50%) higher than the comparable period in 2012 due primarily to the incremental income from an additional investment made in bank owned life insurance and lower losses on the disposition of assets.  These increases were partially offset by a decrease in deposit account service charge revenue of $12,503 (6.46%) which is attributable to implementation of free online bill pay and a decline in the volume of items presented against insufficient funds.
Noninterest expense for the 1st quarter of 2013 is $29,619 (1.36%) lower than the same period in 2012, primarily as a result of a $67,192 (14.00%) decrease in other operating expenses.  Decreases in other operating costs are attributable to lower legal fees from reduced loan collection and foreclosure efforts, fewer advertising costs, lower OREO holding costs, and elimination certain 3rd party deposit product fees.  The decrease in other operating expenses was partially offset by a $22,290 (2.49%) increase in salary expense and a $13,737 (19.23%) increase in ATM and debit card expenses.
Income taxes for the 3 months ended March 31, 2013 are $31,300 (5.27%) lower than the same period in 2012 while pre-tax income decreased by $75,232 (4.56%) during the same period.  The decrease in income tax expense for the 3 months ended March 31, 2013 is proportionate to the decrease in income before income taxes during the same period.   The Company’s effective tax rate of 35.71% for the 3 months ended March 31, 2013 is consistent with the effective tax rate through March 31, 2012 of 35.98%.  The slight decrease in the effective tax rate is due to a higher percentage of tax-exempt income in 2013, mostly attributable to the additional bank owned life insurance investment made in the middle of the 1st quarter in 2012.  At this time, there are no changes in the operations of the Company or tax laws applicable to the Company that would have a significant impact on the effective income tax rate.

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

Index

Capital Resources and Adequacy
Total stockholders’ equity increased $648,988 from December 31, 2012 to March 31, 2013.  This increase is attributable to comprehensive income of $925,559 for the 3 months ended March 31, 2013, less the cost to repurchase shares of 276,571 during the same period.
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
Tier one risk-based capital ratios of the Company as of March 31, 2013 and December 31, 2012 were 34.3% and 35.0%, respectively.  Both are substantially in excess of regulatory minimum requirements.  The decrease in the tier one capital ratio since December 31, 2012 is primarily attributable to the increase in the loan portfolio during the same period.  Loans are risk weighted higher than most assets thus loan growth increases total risk weighted assets and reduces the tier one capital ratio.
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

Index

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
At March 31, 2013, the Company’s interest rate sensitivity, as measured by a gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 17.06%, as a percentage of interest-earning assets.  Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases.  Conversely, if interest rates decrease, net interest income would decline.  The Bank has classified its mortgage and commercial loans with demand features as immediately repriceable.  Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans or change the rates rests with management.
 Title 14 of the Dodd-Frank Act includes requirements for lenders to prove that the borrower meets an “ability to repay” test for mortgage loans which is intended to improve underwriting to ensure that borrowers only get loans that have a proven ability to be repaid.  The “ability to repay” test can be challenged in court for the entire life of the loan, raising the risk of litigation tremendously.  On May 11, 2011, the Federal Reserve Board published for notice and comment a proposed rule amending Regulation Z (Truth in Lending) to implement amendments to the Truth in Lending Act (TILA) made by the Dodd-Frank Act.  The proposed rule addressed new “ability to repay” requirements that generally will apply to consumer credit transactions secured by a dwelling and the definition of a “qualified mortgage.”  Among other consumer financial protection laws, the Dodd-Frank Act transferred the Board’s rulemaking authority for TILA to the Consumer Financial Protection Bureau as of July 21, 2011.  On January 10, 2013, the Consumer Financial Protection Bureau (CFPB) released its final rule on the “ability-to-repay” (ATR) requirements, including the definition of “Qualified Mortgage” (QM) that was mandated by the Truth in Lending Act.  During the 1st quarter of 2013, management analyzed the final rule and estimated the potential impact on the Bank’s loan product offerings, interest rate risk sensitivity, and operations.  A detailed comment letter identifying the potential impact on the Bank including opposition to the proposed rules was written by management and submitted to the CFPB.  Based upon management’s interpretation of the final rule, the Company’s future consumer mortgage loan origination activity could be significantly impacted due to the inability to use demand features in these types of loans which help the Company manage interest rate risk.  Management continues to analyze the final rule and assess the impact upon the Bank’s loan product offerings, interest rate risk sensitivity, and operations.

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
The Company’s management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2013.  Based on that evaluation, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s disclosure controls and procedures are effective.  The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

Changes in Internal Controls
During the quarter ended on the date of this report, there were no significant changes in the Company’s internal control over financial reporting that have had or are reasonably likely to have a material effect on the Company’s internal control over financial reporting.  As of March 31, 2013, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s internal controls over financial reporting are effective.

Index

Part II. Other Information

Item 1.	Legal Proceedings
Not applicable

Item 1A.	Risk Factors
The Company and the Bank are subject to various types of risk during the normal conduct of business operations.  There has been no material change in risk factors or levels of risk as previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

( c ) The following table presents information about the Company’s repurchase of its equity securities during the calendar quarter ended on the date of this report.

			(c) Total number	(d) Maximum number
	(a) Total	(b) Average	of Shares Purchased	of Shares that may
	Number	Price Paid	as Part of a Publicly	yet be Purchased
Period	of Shares	per Share	Announced Program	Under the Program
January	6,514	26.44	6,514	271,582
February	2,264	25.98	2,264	269,318
March	1,730	26.32	1,730	267,588
Totals	10,508	26.32	10,508

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
There is no set expiration date for this program.  No other stock repurchase plan or program existed or exists simultaneously, nor has any other plan or program expired during the period covered by this table.  Common shares repurchased under this plan are retired.  From its inception through March 31, 2013, 271,954 shares were retired under this program with 10,508 of those shares being retired during the 3 months ended March 31, 2013.  As of March 31, 2013, there are 267,588 shares available for repurchase under the reinstated program announced on September 14, 2011.

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

	2013		2012
Sales price per share	High	Low	High	Low
First quarter	$26.50	$25.25	$24.50	$22.35
Second quarter			$24.85	$22.52
Third quarter			$26.00	$23.51
Fourth quarter			$26.75	$24.85

Index

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other information
There is no information required to be disclosed in a report on Form 8-K during the period covered by this report, which has not been reported.

Item 6.	Exhibits and Reports on Form 8-K
a)	Exhibits
31.	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Calvin B. Taylor Bankshares, Inc.

Date:	May 8, 2013

By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

Index

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Calvin B. Taylor Bankshares, Inc.

Date:	May 8, 2013

By:	/s/ William H. Mitchell
William H. Mitchell
Treasurer (Principal Financial and Accounting Officer)

Index

Exhibit 32
Certification - Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2013, of Calvin B. Taylor Bankshares, Inc.:

(1)	The referenced report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Calvin B. Taylor Bankshares, Inc.

Date:	May 8, 2013

By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

By:	/s/ William H. Mitchell
William H. Mitchell
Treasurer (Principal Financial and Accounting Officer)

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calvin B. Taylor Bankshares, Inc.

Date:	May 8, 2013

By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

By:	/s/ William H. Mitchell
William H. Mitchell
Treasurer (Principal Financial and Accounting Officer)