Form 10-Q
period 2013-06-30
TAYLOR CALVIN B BANKSHARES INC
filed 2013-08-07
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
Commission File No. 000-50047

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

On July 31, 2013, 2,955,828 shares of the registrant's common stock were issued and outstanding.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Form 10-Q

Index

Part I - Financial Information, Item 1 Financial Statements
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets

	(unaudited)
	June 30,	December 31,
	2013	2012

Assets

Cash and due from banks	$39,499,479	$23,587,107
Federal funds sold	19,045,560	20,842,304
Interest-bearing bank deposits	11,563,182	13,587,889
Investment securities available for sale	51,998,434	74,282,927
Investment securities held to maturity (approximate fair value of $69,922,239 and $65,931,275)	69,937,811	65,792,282
Loans, less allowance for loan losses of $902,491 and $780,493	237,385,520	227,346,558
Premises and equipment	5,851,097	5,988,294
Other real estate owned	574,300	1,440,900
Accrued interest receivable	1,295,775	1,152,721
Computer software	162,678	126,820
Bank owned life insurance	7,818,753	7,690,815
Prepaid Expenses	332,286	781,417
Other assets	249,006	273,040
Total assets	$445,713,881	$442,893,074

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$102,459,888	$96,697,061
Interest-bearing	259,111,543	263,857,994
Total deposits	361,571,431	360,555,055
Securities sold under agreements to repurchase	5,590,828	5,230,572
Accrued interest payable	33,879	46,789
Deferred income taxes	36,809	62,582
Other liabilities	63,787	118,266
Total Liabilities	367,296,734	366,013,264
Stockholders' equity
Common stock, par value $1 per share authorized 10,000,000 shares, issued and outstanding 2,959,828 shares at June 30, 2013, and 2,978,554 shares at December 31, 2012	2,959,828	2,978,554
Additional paid-in capital	7,735,533	8,216,785
Retained earnings	67,086,435	64,885,625
Total tier 1 capital	77,781,796	76,080,964
Accumulated other comprehensive income	635,351	798,846
Total stockholders' equity	78,417,147	76,879,810
Total liabilities and stockholders' equity	$445,713,881	$442,893,074

The accompanying notes are an integral part of these financial statements.

Index

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)

	For the three months ended June 30,
	2013	2012
Interest and dividend revenue
Loans, including fees	$3,562,941	$3,648,304
U.S. Treasury and government agency securities	141,860	175,017
State and municipal securities	7,803	12,172
Federal funds sold and due from banks	13,339	9,689
Interest-bearing bank deposits	9,785	13,239
Equity securities	9,480	8,203
Total interest and dividend revenue	3,745,208	3,866,624

Interest expense
Deposits	117,893	239,839
Borrowings	1,930	3,054
Total interest expense	119,823	242,893
Net interest income	3,625,385	3,623,731

Provision for loan losses	64,000	105,000
Net interest income after provision for loan losses	3,561,385	3,518,731

Noninterest revenue
Service charges on deposit accounts	179,214	200,122
ATM and debit card	179,169	172,594
Increase in cash surrender value of bank owned life insurance	64,522	65,230
Gain (loss) on disposition of assets	1,175	(6,331)
Gain (loss) on sale and revaluation of other real estate owned and repossessed assets	(171,958)	108
Miscellaneous	114,821	114,181
Total noninterest revenue	366,943	545,904

Noninterest expenses
Salaries	915,711	901,051
Employee benefits	269,513	298,421
Occupancy	176,380	173,280
Furniture and equipment	92,930	107,908
Data processing	58,336	67,466
ATM and debit card	73,094	69,548
Deposit insurance premiums	49,840	48,111
Other operating	414,962	427,609
Total noninterest expenses	2,050,766	2,093,394

Income before income taxes	1,877,562	1,971,241

Income taxes	689,500	707,200
Net income	$1,188,062	$1,264,041

Earnings per common share – basic and diluted	$0.40	$0.42

Other comprehensive income (loss), net of tax
Unrealized gains (losses) of available for sale investment securities arising during the period, net of taxes of ($25,773) and $22,367	(76,305)	51,027
Comprehensive income	$1,111,757	$1,315,068

The accompanying notes are an integral part of these financial statements.

Index

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)

	For the six months ended June 30,
	2013	2012
Interest and dividend revenue
Loans, including fees	$7,088,443	$7,242,125
U.S. Treasury and government agency securities	292,331	360,355
State and municipal securities	16,645	25,252
Federal funds sold and due from banks	24,643	18,207
Interest-bearing bank deposits	21,516	26,474
Equity securities	16,781	13,504
Total interest and dividend revenue	7,460,359	7,685,917

Interest expense
Deposits	248,060	513,675
Borrowings	3,686	5,874
Total interest expense	251,746	519,549
Net interest income	7,208,613	7,166,368

Provision for loan losses	409,000	297,500
Net interest income after provision for loan losses	6,799,613	6,868,868

Noninterest revenue
Service charges on deposit accounts	360,133	393,544
ATM and debit card	332,884	329,890
Increase in cash surrender value of bank owned life insurance	127,938	121,124
Gain (loss) on disposition of assets	1,075	(12,583)
Gain (loss) on sale and revaluation of other real estate owned and repossessed assets	(171,958)	108
Miscellaneous	194,785	199,619
Total noninterest revenue	844,857	1,031,702

Noninterest expenses
Salaries	1,831,900	1,794,950
Employee benefits	567,445	598,618
Occupancy	374,092	362,295
Furniture and equipment	216,122	229,607
Data processing	114,716	133,350
ATM and debit card	158,263	140,980
Deposit insurance premiums	101,484	96,630
Other operating	827,637	922,418
Total noninterest expenses	4,191,659	4,278,848

Income before income taxes	3,452,811	3,621,722

Income taxes	1,252,000	1,301,000
Net income	$2,200,811	$2,320,722

Earnings per common share – basic and diluted	$0.74	$0.77

Other comprehensive income (loss), net of tax
Unrealized gains (losses) of available for sale investment securities arising during the period, net of taxes of ($82,615) and $12,887	(163,495)	17,894
Comprehensive income	$2,037,316	$2,338,616

The accompanying notes are an integral part of these financial statements.

Index

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)

	For the six months ended June 30,
	2013	2012
Cash flows from operating activities
Interest and dividends received	$7,387,380	$7,615,508
Fees and commissions received	893,397	745,124
Interest paid	(264,656)	(537,023)
Cash paid to suppliers and employees	(3,559,501)	(3,861,841)
Income taxes paid	(1,180,292)	(1,186,396)
Net cash from operating activities	3,276,328	2,775,372

Cash flows from investing activities
Certificates of deposit purchased, net of maturities	2,025,356	(3,031,180)
Proceeds from maturities of investments available for sale	27,000,000	32,100,000
Purchase of investments available for sale	(4,990,652)	(28,216,980)
Proceeds from maturities of investments held to maturity	21,225,000	22,895,000
Purchase of investments held to maturity	(25,411,571)	(28,222,158)
Loans made, net of principal reductions	(10,447,962)	(8,820,409)
Proceeds from sale of real property and equipment	1,075	-
Purchases of premises, equipment, and computer software	(137,242)	(236,094)
Proceeds from sale of other real estate owned and repossessed assets, net	699,292	55,985
Purchase of bank owned life insurance	-	(2,000,000)
Net cash from investing activities	9,963,296	(15,475,836)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	(4,362,276)	(467,707)
Other deposits	5,378,652	18,251,009
Securities sold under agreements to repurchase	360,256	1,234,662
Common shares repurchased	(499,979)	(113,543)
Net cash from financing activities	876,653	18,904,421

Net increase in cash and cash equivalents	14,116,277	6,203,957

Cash and cash equivalents at beginning of period	44,443,301	52,689,223
Cash and cash equivalents at end of period	$58,559,578	$58,893,180

The accompanying notes are an integral part of these financial statements.

Index

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)

	For the six months ended June 30,
	2013	2012
Reconciliation of net income to net cash provided by operating activities
Net income	$2,200,811	$2,320,722

Adjustments to reconcile net income to net cash provided by operating activities
Premium amortization and discount accretion	70,076	61,082
Provision for loan losses	409,000	297,500
Depreciation and amortization	238,581	250,615
Loss on disposition of investment securities	-	4,026
Loss (gain) on disposition of premises, equipment, and software	(1,075)	8,557
Loss (gain) on sale of other real estate owned and repossessed assets	171,958	(108)
Decrease (increase) in
Accrued interest receivable	(143,054)	(131,492)
Cash surrender value of bank owned life insurance	(127,938)	(121,124)
Other assets	453,651	90,821
Increase (decrease) in
Accrued interest payable	(12,910)	(17,307)
Accrued and deferred income taxes	71,708	114,604
Other liabilities	(54,480)	(102,524)
Net cash from operating activities	$3,276,328	$2,775,372

Composition of cash and cash equivalents
Cash and due from banks	$39,499,479	$23,299,860
Federal funds sold	19,045,560	35,580,082
Interest-bearing bank deposits, except for time deposits	14,539	13,238
Total cash and cash equivalents	$58,559,578	$58,893,180

The accompanying notes are an integral part of these financial statements.

Index

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements conform with accounting principles generally accepted in the United States of America and to the instructions to Form 10-Q.  Interim financial statements do not include all the information and footnotes required for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of financial position and results of operations for these interim periods have been made.  These adjustments are of a normal recurring nature.  Results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected in any other interim period or for the year ending December 31, 2013.  For further information, refer to the audited consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 2012.

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

Per share data
Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding for the period, as follows:

	2013	2012
Three months ended June 30	2,963,706	2,993,971
Six months ended June 30	2,967,689	2,994,938

Index

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

2.	Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
June 30, 2013
Available for sale
U.S. Treasury	$49,063,102	$833,464	$53,177	$49,843,389
State and municipal	397,401	7,300	32	404,669
Equity	1,566,913	587,071	403,608	1,750,376
	$51,027,416	$1,427,835	$456,817	$51,998,434
Held to maturity
U.S. Treasury	$53,985,246	$65,960	$12,336	$54,038,870
U.S. government agency	10,000,000	1,080	51,470	9,949,610
State and municipal	5,952,565	3,989	22,795	5,933,759
	$69,937,811	$71,029	$86,601	$69,922,239

December 31, 2012
Available for sale
U.S. Treasury	$71,098,759	$1,078,755	$4,174	$72,173,340
State and municipal	400,126	4,155	844	403,437
Equity	1,566,913	532,832	393,595	1,706,150
	$73,065,798	$1,615,742	$398,613	$74,282,927
Held to maturity
U.S. Treasury	$51,979,332	$126,149	$661	$52,104,820
U.S. government agency	9,000,000	3,600	1,800	9,001,800
State and municipal	4,812,950	12,049	344	4,824,655
	$65,792,282	$141,798	$2,805	$65,931,275

Index

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

2.	Investment Securities (Continued)

The table below shows the gross unrealized losses and fair value of securities that are in an unrealized loss position as of June 30, 2013, aggregated by length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U. S. Treasury	$27,992,970	$65,513	$-	$-	$27,992,970	$65,513
U. S. government agency	5,948,530	51,470	-	-	5,948,530	51,470
State and municipal	3,019,544	22,827	-	-	3,019,544	22,827
Equity securities	17,428	19,268	728,652	384,340	746,080	403,608
	$36,978,472	$159,078	$728,652	$384,340	$37,707,124	$543,418

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

Equity securities for which an unrealized loss is recorded are issues of six community banks or bank holding companies located in the same general geographic area as the Company.  Management believes that these fluctuations in fair value reflect market conditions and are not indicative of an other-than-temporary impairment of the investment as of June 30, 2013.  Management continues to monitor the financial condition of the issuers.

The amortized cost and estimated fair value of debt securities, by contractual maturity, and the amount of pledged securities follow.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013		December 31, 2012
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Available for sale
Within one year	$18,039,664	$18,062,751	$41,027,015	$41,048,970
After one year through five years	29,423,441	29,383,427	28,474,650	28,519,007
After five through ten years	1,997,398	2,801,880	1,997,220	3,008,800
	$49,460,503	$50,248,058	$71,498,885	$72,576,777
Held to maturity
Within one year	$36,779,538	$36,819,938	$30,318,940	$30,346,374
After one year through five years	33,158,273	33,102,301	35,473,342	35,584,901
	$69,937,811	$69,922,239	$65,792,282	$65,931,275

Pledged securities	$25,734,563	$25,776,761	$24,796,570	$24,894,038

Investments are pledged to secure deposits of federal and local governments.  Pledged securities also serve as collateral for repurchase agreements entered into with our customers.

Index

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3.	Loans and Allowance for Loan Losses

Major classifications of loans are as follows:

	June 30, 2013	December 31, 2012
Real estate mortgages
Construction, land development, and land	$17,750,026	$13,819,207
Residential 1 to 4 family, 1st liens	84,498,742	81,794,242
Residential 1 to 4 family, subordinate liens	1,877,389	1,932,743
Commercial properties	117,136,942	115,655,467
Commercial	15,087,087	12,946,639
Consumer	1,937,825	1,978,753
Total Loans	238,288,011	228,127,051
Allowance for loan losses	902,491	780,493
Loans, net	$237,385,520	$227,346,558

Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans.  Nonperforming assets are comprised of nonperforming loans combined with real estate acquired in foreclosure and held for sale (other real estate owned).  The following table details the composition of nonperforming assets:

	June 30, 2013	December 31, 2012
Loans 90 days or more past due and still accruing
Real estate mortgages
Residential 1 to 4 family	$384,129	$-
Commercial properties	684,422	684,422
Total loans 90 or more days past due and still accruing	1,068,551	684,422

Nonaccruing loans
Nonaccruing loans - current
Real estate mortgages
Construction, land development, and land	-	550,614
Residential 1 to 4 family	-	237,527
Total nonaccruing loans - current	-	788,141

Nonaccruing loans - past due 30 days or more
Real estate mortgages
Construction, land development, and land	322,415	325,966
Residential 1 to 4 family	1,101,800	668,794
Commercial properties	870,064	890,967
Total nonaccruing loans - past due 30 days or more	2,294,279	1,885,727
Total nonaccruing loans	2,294,279	2,673,868

Total nonperforming loans	3,362,830	3,358,290
Other real estate owned	574,300	1,440,900
Total nonperforming assets	$3,937,130	$4,799,190

Interest not accrued to income on nonaccruing loans	$64,112	$178,546

Interest income of $106,934 was recognized on a cash-basis during the 6 months ended June 30, 2013 related to the full payoff of a nonaccrual loan.  No interest income was recognized on a cash-basis on nonaccruing loans during the year ended December 31, 2012.  Other than previously noted, payments received on non-accruing loans were applied as reductions of principal.

Index

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3.	Loans and Allowance for Loan Losses (continued)

The following is a schedule of transactions in the allowance for loan losses by type of loan.  The Company did not acquire any loans with deteriorated credit quality during the periods presented.

	Real estate mortgages
	Construction
June 30, 2013	and Land	Residential	Commercial	Commercial	Consumer	Unallocated	Total
Beginning balance	$119,036	$161,984	$250,781	$168,033	$55,595	$25,064	$780,493
Loans charged off	-	(237,380)	(45,685)	(178)	(9,016)	-	(292,259)
Recoveries	-	1,980	-	600	2,677	-	5,257
Provision charged to operations	(24,400)	275,031	99,055	43,607	10,398	5,309	409,000
Ending balance	$94,636	$201,615	$304,151	$212,062	$59,654	$30,373	$902,491

Individually evaluated for impairment:
Balance in allowance	$-	$-	$-	$-	$-		$-
Related loan balance	$322,415	$4,322,563	$5,729,426	$-	$-		$10,374,404

Collectively evaluated for impairment:
Balance in allowance	$94,636	$201,615	$304,151	$212,062	$59,654	$30,373	$902,491
Related loan balance	$17,427,611	$82,053,568	$111,407,516	$15,087,087	$1,937,825		$227,913,607

December 31, 2012
Beginning balance	$160,392	$42,064	$193,570	$197,353	$60,487	$18,395	$672,261
Loans charged off	(45,081)	(239,043)	(206,707)	(18,559)	(14,253)	-	(523,643)
Recoveries	-	16,843	-	103	9,229	-	26,175
Provision charged to operations	3,725	342,120	263,918	(10,864)	132	6,669	605,700
Ending balance	$119,036	$161,984	$250,781	$168,033	$55,595	$25,064	$780,493

Individually evaluated for impairment:
Balance in allowance	$-	$-	$-	$-	$-		$-
Related loan balance	$878,029	$4,116,048	$6,307,478	$-	$-		$11,301,555

Collectively evaluated for impairment:
Balance in allowance	$119,036	$161,984	$250,781	$168,033	$55,595	$25,064	$780,493
Related loan balance	$12,941,178	$79,610,937	$109,347,989	$12,946,639	$1,978,753		$216,825,496

June 30, 2012
Beginning balance	$160,392	$42,064	$193,570	$197,353	$60,487	$18,395	$672,261
Loans charged off	(45,081)	(172,884)	-	(363)	(8,110)	-	(226,438)
Recoveries	-	15,000	-	3	4,982	-	19,985
Provision charged to operations	51,570	227,150	30,220	(18,702)	(7,597)	14,859	297,500
Ending balance	$166,881	$111,330	$223,790	$178,291	$49,762	$33,254	$763,308

Individually evaluated for impairment:
Balance in allowance	$-	$-	$-	$-	$-		$-
Related loan balance	$922,369	$3,721,732	$6,902,721	$-	$-		$11,546,822

Collectively evaluated for impairment:
Balance in allowance	$166,881	$111,330	$223,790	$178,291	$49,762	$33,254	$763,308
Related loan balance	$13,336,112	$81,045,617	$114,853,707	$14,308,510	$1,729,588		$225,273,534

Index

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3.	Loans and Allowance for Loan Losses (continued)

The table below shows the relationship of net charged-off loans and the balance in the allowance to gross loans and average loans.

	For six months ended		For the year ended
	June 30		December 31
	2013	2012	2012

Net loans charged off	$287,002	$206,453	$497,468

Allowance for loan losses at the end of the period	$902,491	$763,308	$780,493

Gross loans outstanding at the end of the period	$238,288,011	$236,820,356	$228,127,051
Allowance for loan losses to gross loans
outstanding at the end of the period	0.38%	0.32%	0.34%

Average loans outstanding during the period	$235,184,159	$232,737,626	$229,923,000
Annualized net charge-offs as a percentage of average loans outstanding during the period	0.25%	0.18%	0.22%

Loans are considered past due when either principal or interest is not paid by the date on which payment is due.  The following table is an analysis of the recorded investment in past due loans by days past due and type of loan.

			Greater than				90 Days Past
	30-59 Days	60-89 Days	90 Days	Total		Total	Due or Greater
June 30, 2013	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
Real estate mortgages
Construction, land development, and land	$-	$322,415	$-	$322,415	$17,427,611	$17,750,026	$-
Residential 1 to 4 family, 1st lien	586,624	414,109	1,235,110	2,235,843	82,262,899	84,498,742	384,129
Residential 1 to 4 family, subordinate	-	-	-	-	1,877,389	1,877,389	-
Commercial properties	-	-	1,554,486	1,554,486	115,582,456	117,136,942	684,422
Commercial	-	-	-	-	15,087,087	15,087,087	-
Consumer	1,290	-	-	1,290	1,936,535	1,937,825	-
Total	$587,914	$736,524	$2,789,596	$4,114,034	$234,173,977	$238,288,011	$1,068,551

December 31, 2012
Real estate mortgages
Construction, land development, and land	$327,415	$-	$-	$327,415	$13,491,792	$13,819,207	$-
Residential 1 to 4 family, 1st lien	2,325,354	783,618	648,693	3,757,665	78,036,577	81,794,242	-
Residential 1 to 4 family, subordinate	-	-	-	-	1,932,743	1,932,743	-
Commercial properties	519,766	-	1,575,389	2,095,155	113,560,312	115,655,467	684,422
Commercial	-	-	-	-	12,946,639	12,946,639	-
Consumer	17,441	1,544	-	18,985	1,959,768	1,978,753	-
Total	$3,189,976	$785,162	$2,224,082	$6,199,220	$221,927,831	$228,127,051	$684,422

Index

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3.	Loans and Allowance for Loan Losses (continued)

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

		Recorded	Recorded			Interest Income
	Unpaid	investment	investment		Average	Recognized
	principal	with no	with an	Related	Recorded	During
June 30, 2013	balance	allowance	allowance	Allowance	Investment	Impairment
Real estate mortgages
Construction, land development, and land	$322,415	$322,415	$-	$-	$324,915	$-
Residential 1-4 family, 1st liens	4,386,770	4,206,769	-	-	4,316,965	55,010
Residential 1-4 family, subordinate liens	115,794	115,794	-	-	116,622	2,932
Commercial properties	6,839,426	5,729,426	-	-	5,758,569	157,892
Total	$11,664,405	$10,374,404	$-	$-	$10,517,071	$215,834

December 31, 2012
Real estate mortgages
Construction, land development, and land	$878,029	$878,029	$-	$-	$921,869	$-
Residential 1-4 family, 1st liens	4,158,599	3,998,598	-	-	4,082,975	182,756
Residential 1-4 family, subordinate liens	117,451	117,450	-	-	118,983	6,055
Commercial properties	7,417,477	6,307,478	-	-	6,468,862	348,590
Total	$12,571,556	$11,301,555	$-	$-	$11,592,689	$537,401

June 30, 2012
Real estate mortgages
Construction, land development, and land	$922,369	$922,369	$-	$-	$944,039	$-
Residential 1-4 family, 1st liens	3,707,772	3,602,772	-	-	3,657,443	81,071
Residential 1-4 family, subordinate liens	118,960	118,960	-	-	119,738	3,024
Commercial properties	8,012,721	6,902,721	-	-	6,925,772	184,686
Total	$12,761,822	$11,546,822	$-	$-	$11,646,992	$268,781

Index

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3.	Loans and Allowance for Loan Losses (continued)

Credit quality is measured based on an internally designed grading scale.  The grades correspond to regulatory rating categories of pass, special mention, substandard, and doubtful.  Evaluation of grades assigned to individual loans is completed no less than quarterly.  Pass credits are secured or unsecured loans with satisfactory payment history and supporting documentation.  Special mention loans are those with satisfactory payment history that have a defect in supporting documentation which is defined by the Bank as a critical defect.  This may include missing financial data or improperly executed collateral documents.  Substandard credits are those with a weakness that may jeopardize repayment, such as deteriorating collateral value, or for which the borrower’s ability to meet payment obligations is questionable. Doubtful credits are loans in which the borrower's ability to repay the loan in full is improbable and some loss is expected. Loans graded as doubtful are most likely to result in the loss of principal or loss of revenue due to placement in nonaccrual status.  Included in substandard and doubtful credits are loans on which terms have been modified by a reduction of interest rate and/or payment amount in order to enable a distressed borrower to service the debt.  Management evaluates loans graded as doubtful individually and provides for anticipated losses through adjustment of the allowance for loan losses and charges to current earnings.

Credit quality, as measured by internally assigned grades, is an important component in the calculation of an adequate allowance for loan losses.  The following table summarizes the recorded investment in loans by credit quality indicator.

	June 30, 2013	December 31, 2012
Real Estate Credit Risk Profile by Internally Assigned Grade
Construction, land development, and land
Pass	$17,427,611	$12,941,178
Doubtful
Nonperforming: 90 days or more past due and/or non-accruing	322,415	878,029
Total	$17,750,026	$13,819,207

Residential 1 to 4 family
Pass	$81,800,523	$79,274,541
Special Mention	-	469,715
Substandard	1,701,825	3,077,858
Doubtful
Less than 90 days past due and accruing	1,771,983	-
Nonperforming: 90 days or more past due and/or non-accruing	1,101,800	904,871
Total	$86,376,131	$83,726,985

Commercial properties
Pass	$112,889,094	$111,573,888
Special Mention	663,614	-
Substandard	1,641,464	2,118,552
Doubtful
Less than 90 days past due and accruing	388,284	387,638
Nonperforming: 90 days or more past due and/or non-accruing	1,554,486	1,575,389
Total	$117,136,942	$115,655,467

Commercial Credit Risk Profile by Internally Assigned Grade
Pass	$15,087,087	$12,946,639
Total	$15,087,087	$12,946,639

Consumer Credit Risk Profile by Internally Assigned Grade
Pass	$1,921,699	$1,950,758
Special Mention	-	27,995
Substandard	16,126	-
Total	$1,937,825	$1,978,753

Index

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3.	Loans and Allowance for Loan Losses (continued)

The modification or restructuring of terms on a loan is considered a troubled debt restructuring if it is done to accommodate a borrower who is experiencing financial difficulties.  The lender may forgive principal, lower the interest rate or payment amount, or may modify the payment due dates or maturity date of a loan for a troubled borrower.

Troubled debt restructures are evaluated for impairment at the time of restructure and each subsequent reporting period.  An identified loss is recorded as a specific reserve in the allowance for loan losses or charged-off if the loan is deemed to be collateral dependent.  Losses of $260,614 were recorded as part of restructurings completed in 6 months ended June 30, 2013.  A loss of $26,054 was recorded in the 6 months ended June 30, 2012 and the 12 months ended December 31, 2012.  Defaults have occurred on restructured loans which resulted in losses and, if needed, additional restructuring to accommodate changes in the borrower’s financial position.  Other restructured loans have been collected with no loss of principal, returned to their original contractual terms, or refinanced at market rates and terms.

The following table details information about troubled debt restructurings for the 6 months ended June 30, 2013 and 2012 and the 12 months ended December 31, 2012.
.
	At the time of restructuring			Within 12 months of restructuring
	Number of	Balance prior to	Balance after	Number of	Defaults on	Losses recognized
	contracts	restructuring	restructuring	defaults	restructures	upon default
June 30, 2013
Real Estate
Residential 1-4 family, 1st liens	3	$1,504,381	$1,287,000	-	$-	$-
Commercial properties	1	528,233	485,000	-	-	-
Total	4	$2,032,614	$1,772,000	-	$-	$-

December 31, 2012
Real Estate
Residential 1-4 family, 1st liens	3	$957,304	$940,603	-	$-	$-
Commercial properties	3	1,254,402	1,254,402	1	604,997	206,707
Total	6	$2,211,706	$2,195,005	1	$604,997	$206,707

June 30, 2012
Real Estate
Residential 1-4 family, 1st liens	1	$337,727	$337,727	-	$-	$-
Commercial properties	1	604,997	604,997	-	-	-
Total	2	$942,724	$942,724	-	$-	$-

Troubled debt restructurings with outstanding principal balances as of June 30, 2013 were as follows:

			Paying as agreed		Past due 30 days or
	Total		under modified terms		more or non-accruing
	Number of	Current	Number of	Current	Number of	Current
	contracts	Balance	contracts	Balance	contracts	Balance
Real Estate
Construction, land development, and land	1	$322,415	-	$-	1	$322,415
Residential 1 to 4 family	12	3,454,791	11	3,220,764	1	234,027
Commercial properties	7	5,045,003	6	4,174,939	1	870,064
Total	20	$8,822,209	17	$7,395,703	3	$1,426,506

Index

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

4.	Loan commitments

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

Outstanding loan commitments, lines of credit, and letters of credit are as follows:

	June 30, 2013	December 31, 2012
Loan commitments and lines of credit
Construction and land development	$1,938,809	$5,486,662
Other	17,327,816	22,177,291
Total loan commitments and lines of credit	$19,266,625	$27,663,953

Standby letters of credit	$1,457,511	$1,506,289

5.	Fair Value Measurements

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

	Total Fair Value	Level 1 Inputs	Level 2 Inputs
June 30, 2013
Securities available for sale:
U.S. Treasury	$49,843,389	$49,843,389	$-
State and municipal	404,669	-	404,669
Equity	1,750,376	434,104	1,316,272
Total assets measured on a recurring basis	$51,998,434	$50,277,493	$1,720,941

December 31, 2012
Securities available for sale:
U.S. Treasury	$72,173,340	$72,173,340	$-
State and municipal	403,437	-	403,437
Equity	1,706,150	401,632	1,304,518
Total assets measured on a recurring basis	$74,282,927	$72,574,972	$1,707,955

Index

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

5.	Fair Value Measurements (continued)

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

	Total Fair Value	Level 3 Inputs
June 30, 2013
Impaired loans recorded at fair value of collateral
Residential 1 to 4 family	$2,752,612	$2,752,612
Commercial mortgages	1,258,348	1,258,348
Total impaired loans recorded at fair value of collateral	4,010,960	4,010,960

Other real estate owned recorded at fair value of collateral
Construction, land development, and land	574,300	574,300
Total other real estate owned recorded at fair value of collateral	574,300	574,300

Total assets measured on a non-recurring basis	$4,585,260	$4,585,260

December 31, 2012
Impaired loans recorded at fair value of collateral
Residential 1 to 4 family	$785,464	$785,464
Commercial mortgages	1,278,605	1,278,605
Total impaired loans recorded at fair value of collateral	2,064,069	2,064,069

Other real estate owned recorded at fair value of collateral
Residential 1 to 4 family	866,600	866,600
Construction, land development, and land	574,300	574,300
Total other real estate owned recorded at fair value of collateral	1,440,900	1,440,900

Total assets measured on a non-recurring basis	$3,504,969	$3,504,969

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

The estimated fair values of the Company's financial assets and liabilities, including those asset and liabilities that are not measured and reported at fair value on a recurring or non-recurring basis are detailed in the following table.  The valuation methods used in estimating the fair value of financial assets and financial liabilities not measured and reported at fair value in the balance sheet is disclosed in the Company’s Annual Report on Form 10-K.  The fair value of cash and due from banks, federal funds sold, accrued interest receivable, bank owned life insurance, noninterest-bearing deposits, securities sold under agreements to repurchase, and accrued interest payable approximately equals their carrying value and are excluded from the table below.

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets
Level 1 inputs
Investment securities	114,262,739	114,265,973	133,554,304	133,681,592
Level 2 inputs
Interest-bearing deposits	11,563,182	11,576,601	13,587,889	13,603,933
Investment securities	7,673,506	7,654,700	6,520,905	6,532,610
Loans, net	233,374,560	233,436,487	225,282,489	225,273,328
Level 3 inputs
Loans, net	4,010,960	4,010,960	2,064,069	2,064,069
Financial liabilities
Level 2 inputs
Interest-bearing deposits	259,111,543	259,170,481	263,857,994	263,972,110

6.	New accounting standards

The following accounting pronouncements have been approved by the Financial Accounting Standards Board and became effective to the Company in this reporting period or have not yet become effective.  These pronouncements would apply to the Company if the Company or the Bank entered into an applicable activity.

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

The Company currently engages in no business other than owning and managing the Bank.  The Bank employed 90 full time equivalent employees as of June 30, 2013.  The Bank hires seasonal employees during the summer.  The Company has no employees other than those hired by the Bank.

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

Financial Condition
Total assets of the Company increased $2.8 million (0.64%) from December 31, 2012 to June 30, 2013.  Combined deposits and customer repurchase agreements increased $1.4 million (0.38%) during the same period.  Much of the deposit and asset growth from the previous year-end to the end of the 2nd quarter stems from seasonal activity, which is further discussed in the section titled Liquidity.

Average assets and average deposits increased $13.8 million (3.29%) and $12.9 million (3.81%), respectively, from the 2nd quarter 2012 to the 2nd quarter 2013.  Management believes the year-to-year growth in deposits results, to some extent, from continuing economic uncertainty that has driven consumers and businesses to curb spending while increasing savings.  Depositors often seek insured deposit products of banks when there is perceived volatility in the financial markets.  While increased deposit balances may be a sign of economic recovery within the Bank’s resort service area depositors remain hesitant to spend or invest excess funds they have saved during and after the recession as they remain uncertain about continued economic recovery.

Index

Loan Portfolio
During the first half of 2013, the Bank’s gross loan portfolio has grown $10.2 million (4.45%).  It is typical for the Bank to experience growth in loans by the end of the 2nd quarter.  By late June, many seasonal merchants in the resort area have drawn on their working capital lines of credit or requested advances under existing commercial mortgages.  Payoffs of these borrowings will begin in the 3rd quarter as the summer tourist season hits its peak.  Accordingly, commercial mortgages and other commercial loans increased $3.6M (2.82%) during the 6 months ended June 30, 2013.  Loans for construction, land development, and land increased by $3.9M (28.44%) from December 31, 2012 to June 30, 2013, primarily related to the continued funding of a hotel construction loan within the Bank’s resort service area.  Increased first lien residential mortgage origination activity in the first 6 months of 2013 resulted in a $2.7M (3.31%) increase in this portfolio since December 31, 2013.  Growth in the loan portfolio has been funded by maturities of short term securities in the investment portfolio.  Because loans earn higher average rates than the Bank’s cost of funds, this use of available funds has a positive effect on earnings.  There is no adverse impact on the Company’s ability to meet liquidity demands resulting from increases in the loan portfolio.

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

Management believes that economic conditions and trends suggest the likelihood of loss in unsecured loans (commercial and consumer) and secured consumer loans remains high.  Reserves for these segments of the portfolio are included in the formula-based portion of the ALLL.  As of June 30, 2013, management reserved 135 basis points against all unsecured loans, and consumer loans secured by other than real estate.  Additionally, management reserved 20% against overdrawn checking account balances which are a distinct high risk category of unsecured loan.  The Bank does not offer an approved overdraft loan product, so all overdrawn deposit balances result from unauthorized presentment of items against insufficient funds.

Index

Borrowers whose cash flow is impaired as a result of prevailing economic conditions likely have also experienced depressed real estate values.  Management recognizes that the combination of these circumstances – reduced revenue and depressed collateral values, may increase the likelihood of loss in the Bank’s real estate secured loan portfolio.  Management closely monitors conditions that might indicate deterioration of collateral value on significant loans and, when possible, obtains additional collateral to limit the Bank’s loss exposure.  The Bank foreclosed on mortgages in each of the last 4 years and expects additional foreclosures during the remainder of 2013.  As of June 30, 2013 the Bank had 5 loans in the process of foreclosure with recorded investments of $1.6 million.  Foreclosures may result in loan losses, costs to hold real estate acquired in foreclosure, and losses on the sale of real estate acquired in foreclosure.  While management is unable to predict the financial consequences of future foreclosure activity, estimated losses on anticipated loan foreclosures are determined using the current estimated fair market value of the underlying collateral and any losses are recorded as charge-offs as the loans are deemed to be collateral dependent.

Historically, the absence or improper execution of a document has not resulted in a loss to the Bank, however, management recognizes that the Bank’s loss exposure is increased until a critical contract or collateral documentation exception is cured.  At June 30, 2013, Management reserved 10 basis points against the outstanding balances of loans identified as having critical documentation exceptions.  Loans in this category are identified as “special mention” within the schedule of loans by credit quality indicator (risk rating) in Note 3 of the financial statements included herein.

The provision for loan losses is a decrease or increase to earnings in the current period to bring the allowance to a level established by application of management’s allowance methodology.  The allowance is also increased by recoveries of amounts previously charged-off and decreased when loans are charged-off as losses, which occurs when they are deemed to be uncollectible.  A provision for loan losses of $64,000 was recorded in the 2nd quarter of 2013 which resulted in $409,000 recorded year-to-date.  This compares to a provision for loan losses of $105,000 in the 2nd quarter of 2012 which resulted in $297,500 recorded for the six months ended June 30, 2012.  The provision of $64,000 recorded this quarter is mainly associated with an increase in the loan portfolio including unsecured seasonal lending.  The Bank experienced net charge-offs of $23,067 and $114,558 in the 2nd quarters of 2013 and 2012, respectively.  Refer to Note 3 of the financial statements contained herein for a schedule of transactions in the allowance for loan losses.

Management considers the June 30, 2013 allowance appropriate and adequate to absorb identified and inherent losses in the loan portfolio.  However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.  As of June 30, 2013, management has not identified any loans which are anticipated to be wholly charged-off within the next 12 months.

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

An identified loss on a TDR is recorded as a specific reserve in the allowance for loan losses or charged-off if the loan is deemed to be collateral dependent.  During the 6 months ended June 30, 2013, the Bank completed the 2nd restructuring of 4 real estate loans in association with a forbearance agreement entered into with one borrower.  The loans were deemed to be collateral dependent and a loss of $260,614 was recorded as part of the restructuring.  A loss of $26,054 was recorded as part of a restructure completed in the 6 months ended June 30, 2012.  Non-accruing TDRs were 16.17% and 15.44% of total TDRs as of June 30, 2013 and December 31, 2012, respectively.

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

Impaired loans may have specific reserves, or valuation allowances, allocated to them in the ALLL.  Estimates of loss reserves on impaired loans may be determined based on any of the three following measurement methods which conform to authoritative accounting guidance:  (1) the present value of future cash flows, (2) the fair value of collateral, if repayment of the loan is expected to be provided by the sale of the underlying collateral (i.e. collateral dependent), or (3) the loan’s observable fair value.  The Bank selects and applies, on a loan-by-loan basis, the appropriate valuation method.  Upon identification of a loss on a collateral dependent loan, the loss amount is recorded as a charge-off consistent with regulatory guidance.  During the 6 months ended June 30, 2013, a charge-off of $260,614 was recorded related to the 2nd troubled debt restructuring of collateral dependent real estate loans of one borrower.  Loans determined to be impaired, but for which no specific valuation allowance or charge-off is appropriate because management believes the loan is secured with adequate collateral or the Bank will not take a loss on such loan, are grouped with other homogeneous loans for evaluation under formula-based criteria described previously.  Impaired loans (including all nonaccruing loans) decreased $927,151 (8.20%) from $11,301,555 at December 31, 2012 to $10,374,404 at June 30, 2013, primarily as the result of the payoff of a nonaccrual loan of $544,224 and the charge-off from the collateral dependent TDR noted above.  Refer to Note 3 of the financial statements contained herein for additional information about impaired loans.

Index

The accrual of interest on a loan is discontinued when principal or interest is 90 days past due or when the loan is determined to be impaired, unless collateral is sufficient to discharge the debt in full and the loan is in process of collection.  By definition troubled debt restructurings are impaired loans, however accruing loans are not automatically placed on nonaccrual status at the time of restructuring.  Management performs an analysis of the loan under the restructured terms to determine if the loan should be placed on nonaccrual.  When a loan is placed in nonaccruing status, any interest previously accrued but unpaid, is reversed from interest income.  Interest payments received on nonaccrual loans may be recorded as cash basis income, or as a reduction of principal, on a loan by loan basis, based upon management’s judgment.  During the 6 months ended June 30, 2013, a nonaccrual loan was paid in full (including accrued interest) which resulted in cash basis recognition of interest income of $106,934.  All other nonaccrual loan payments received in the 6 months ended June 30, 2013 and 2012 were recorded as reductions of principal.  Accrual of interest may be restored when all principal and interest are current and management believes that future payments will be received in accordance with the loan agreement.

Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans.  Nonperforming assets are comprised of nonperforming loans combined with real estate acquired in foreclosure and held for sale (OREO).  Nonperforming assets decreased $862,060 (17.96%) from $4,799,190 at December 31, 2012 to $3,937,130 at June 30, 2013, primarily as a result of the sale of an OREO property and the payoff of a nonaccrual loan as discussed above.  These decreases were partially offset by additional Residential 1 to 4 family loans that became nonperforming assets during the same period.  Management monitors the accruing loans in this category closely to assure that collateral is sufficient to fully discharge the debt to the Bank and the process of collection is ongoing.  Refer to Note 3 of the financial statements contained herein for additional information about nonperforming assets.

Liquidity
Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations.  These funds can be obtained by converting assets to cash or by attracting new deposits.  The Company’s major sources of liquidity are loan repayments, maturities of short-term investments including federal funds sold, and increases in core deposits.  Funds from seasonal deposits are generally invested in short-term U.S. Treasury Bills, overnight federal funds, or kept as reserves with the Federal Reserve Bank.

Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits and retail repurchase agreements were 50.25% for the 2nd quarter of 2013 compared to 49.00% for the same quarter of 2012.  No significant changes in liquidity have occurred since the prior quarter.

Due to its location in a seasonal resort area, the Bank typically experiences a decline in deposits, federal funds sold and investment securities throughout the 1st quarter of the year when business customers are using their deposits to meet cash flow needs in preparation for the upcoming tourism season.  Beginning late in the 2nd quarter and throughout the 3rd quarter, additional sources of liquidity become more readily available as business borrowers start repaying loans, and the Bank receives deposits from seasonal business customers, summer residents and tourists.  Consistent with historical 2nd quarter trends, deposits have increased by $11.7 million (3.34%) since March 31, 2013 which is lower than the $17.1 million (5.09%) increase in the same period in the prior year.  The slower rate of seasonal deposit growth is likely attributable to lower tourism activity in the beach resort area as a result of less than favorable weather so far this season.

Average net loans to average deposits were 67.67% versus 69.30% as of June 30, 2013 and 2012, respectively.  Average net loans increased by 1.37% while average deposits grew by 3.81%.  Deposit increases in excess of loan increases were generally reinvested in overnight federal funds sold and investment securities.  Management believes the year-to-year growth in deposits results, to some extent, from continuing economic uncertainty has driven consumers and businesses to curb spending while increasing savings.  Depositors often seek insured deposit products of banks when there is perceived volatility in the financial markets.  Management expects that liquidity levels will rise throughout the 3rd quarter as business borrowers start repaying loans, and the Bank receives deposits from seasonal business customers, summer residents and tourists.

Average deposit balance increases occurred in non-interest and interest-bearing accounts from June 30, 2012 to June 30, 2013, except average time deposits which decreased 10.52% during the same period.  Management believes this trend indicates that depositors are migrating to more liquid types of accounts in order to be able to invest at higher rates should they become available.  Neither changes in deposit portfolio composition nor the increase in outstanding loan balances has a negative impact on the Company’s ability to meet liquidity demands.

The Company has available lines of credit, including overnight federal funds and reverse repurchase agreements, totaling $28,000,000 as of June 30, 2013.

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

Index

Interest rate sensitivity may be controlled on either side of the balance sheet.  On the asset side, management exercises some control over maturities.  Also, most fixed rate mortgage and commercial loans are written with a demand feature in order to provide repricing opportunities.  The Company's investment portfolio, including federal funds sold, provides the most flexible and fastest control over rate sensitivity since it can generally be restructured more quickly than the loan portfolio.  During the recent surge in the Company’s liquidity the resultant investment purchases continued the preference towards short term maturities allowing those assets to reprice quickly.  The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources, and liquidity.

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

As of June 30, 2013, the Company was cumulatively asset-sensitive for all time horizons due to the ability to reprice most fixed rate mortgage loans as a result of demand features.  For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline.  Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

The Company’s net interest income is one of the most important factors in evaluating its financial performance.  Management uses interest rate sensitivity analysis to determine the effect of rate changes.  Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points.  If prime were to decrease one hundred basis points, and all assets and liabilities maturing or repricing within that period were fully adjusted for the rate change, the Company would experience a decrease of approximately 3.1% in net interest income.  Conversely, if prime were to increase one hundred basis points, and all assets and liabilities maturing or repricing within that period were fully adjusted for the rate change, the Company would experience an increase in net interest income of the same percentage.  The sensitivity analysis does not consider the likelihood of these rate changes nor whether management’s reaction to this rate change would be to reprice its loans or deposits or both.

Results of Operations
Net income for the quarter ended June 30, 2013, was $1,188,062 ($0.40 per share), compared to $1,264,041 ($0.42 per share) for the second quarter of 2012, resulting in a decrease of $75,979 or 6.01%.  Year to date net income decreased $119,911 (5.17% or $0.03 per share) from $2,320,722 ($0.77 per share) in 2012 to $2,200,811 ($0.74 per share) in 2013.  The key components of net income are discussed in the following paragraphs.

For the 2nd quarter of 2013 compared to the same period of 2012, net interest income increased $1,654 (0.05%).  Decreases in interest income attributable to lower yields on loans and securities were offset by reductions in interest expense due to lowering of deposit interest rates.  While balances of interest-bearing assets and interest-bearing liabilities increased, lower yields caused overall reductions in both interest revenues and interest expense.  Net interest income for the 6 months ended June 30, 2013 was $42,245 higher than the same period in 2012.  The increase is primarily attributable to additional interest income of $60,048 that was the result of interest income adjustments recorded on two impaired loans.  The full principal and all accrued interest related to a nonaccrual loan was recovered which resulted in the recognition of $106,934 of interest income.  This recovery was partially offset by a $46,886 charge-off of accrued interest as part of a 2nd troubled debt restructuring for one borrower and related forbearance agreement

Average interest-earning assets increased $21.1 million (5.49%), but further decreases in yields on investments and loans offset revenue increases attributable to volume.  The tax-equivalent yield on interest-earning assets decreased by 16 basis points from 3.74% for the quarter ended June 30, 2012 to 3.58% for the same period in 2013.  Average net loan balances for the quarter ended June 30, 2013 increased $3.2 million (1.37%) compared to the same period of 2012.  The increase in average loans helped partially offset the downward pressure on investment and loan portfolio yields.

Average interest-bearing liabilities increased $3.8 million (1.46%) while generating lower interest expense, again due to interest rate reductions.  The yield on interest-bearing liabilities decreased by 20 basis points from 0.38% for the quarter ended June 30, 2012 to 0.18% for the same period in 2013.  To offset interest revenue decreases on loans and securities, management has gradually lowered deposit rates from 2009 to the present.  Interest expense for the quarter ended June 30, 2013 decreased by $123,070 (50.67%) relative to the same period in the prior year while interest expense for the 6 months ended June 30, 2013 decreased $267,803 (51.55%) compared to the same period in 2012.  Interest rates on deposit products and repurchase agreements have been reduced by at least 50% since the middle of 2012 which have resulted in the significant decrease in interest expense.  Lower yields on interest-bearing liabilities could not fully offset the lower yields on interest-earning assets, therefore the net margin on interest-earning assets fell by 22 basis points from 3.86% for the quarter ended June 30, 2012 to 3.64% for the same period in 2013.

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

Average Balances, Interest, and Yields

	For the quarter ended			For the quarter ended
	June 30, 2013			June 30, 2012
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield

Assets
Federal funds sold and due from banks	$32,230,027	$13,338	0.17%	$31,749,315	$9,689	0.12%
Interest-bearing deposits	11,561,489	9,787	0.34%	11,292,739	13,239	0.47%
Investment securities	123,492,292	175,795	0.57%	106,388,646	215,861	0.82%
Loans, net of allowance	237,496,971	3,596,258	6.07%	234,295,102	3,690,774	6.34%
Total interest-earning assets	404,780,779	3,795,178	3.76%	383,725,802	3,929,563	4.12%
Noninterest-bearing cash	11,666,756			18,645,311
Other assets	17,393,463			17,646,715
Total assets	$433,840,998			$420,017,828

Liabilities and Stockholders' Equity
Interest-bearing deposits
NOW	$66,176,246	22,777	0.14%	$61,978,185	27,977	0.18%
Money market	53,770,227	13,362	0.10%	51,704,383	36,704	0.29%
Savings	59,472,252	14,764	0.10%	52,902,467	26,134	0.20%
Other time	79,135,612	66,990	0.34%	88,439,830	149,024	0.68%
Total interest-bearing deposits	258,554,337	117,893	0.18%	255,024,865	239,839	0.38%
Securities sold under agreements to repurchase & federal funds purchased	5,169,239	1,930	0.15%	4,910,434	3,054	0.25%
Borrowed funds	-	-		-	-
Total interest-bearing liabilities	263,723,576	119,823	0.18%	259,935,299	242,893	0.38%
Noninterest-bearing deposits	92,411,781			83,072,469
	356,135,357	119,823	0.13%	343,007,768	242,893	0.28%
Other liabilities	79,601			148,774
Stockholders' equity	77,626,040			76,861,286
Total liabilities and stockholders' equity	$433,840,998			$420,017,828
Net interest spread			3.58%			3.74%
Net interest income		$3,675,355			$3,686,670
Net margin on interest-earning assets			3.64%			3.86%

Tax equivalent adjustment in:
Investment income		$16,652			$20,469
Loan income		$33,318			$42,470

Index

Provisions for loan losses of $64,000 and $105,000 were recorded during the 2nd quarter of 2013 and 2012, respectively.  For the 2013 and 2012 years to date, provisions for loan losses were $$409,000 and $297,500, respectively.  Net loans charged-off (recovered) were $287,002 and $206,453 during the first half of 2013 and 2012, respectively.   The provision for loan losses of was $111,500 (37.48%) higher in the 6 months ended June 30, 2013 as compared to the same period last year primarily a result of the higher loan charge-offs, an  increase in the an increase in the 5 year historical loss percentage, and loan portfolio growth.  Management considers the June 30, 2013 allowance appropriate and adequate to absorb identified and inherent losses in the loan portfolio.  However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required resulting in increased provision expense.  Refer to the Loan Quality and the Allowance for Loan Losses section above for a detailed discussion of the provision for loan losses.

Noninterest revenue for the second quarter of 2013 is $178,961 (32.78%) lower than the comparable period last year.  Noninterest revenue for the year-to-date period is $186,845 (18.11%) lower than the previous year.  The decreases in both the quarterly and the year-to-date periods result from a loss of $171,958 recorded upon the sale of an OREO property in the 2nd quarter of 2013.  Furthermore, service charges on deposit accounts decreased by $20,908 (10.45%) and $33,411 (8.49%) for the 3 months and 6 months ended June 30, 2013, respectively.   The continued reduction in the volume of insufficient funds transactions was the primary cause for the decreases.

Noninterest expense for the 2nd quarter of 2013 is $42,628 (2.04%) lower than the previous year and is primarily attributable to reductions in employee benefits expense as a result of lower group health insurance claims.  Also contributing is a decrease in furniture and equipment expense as a result of lower equipment maintenance contract costs.  Noninterest expense for the year-to-date period is lower by $87,189 (2.04%) decreases in other operating costs including a reduction in 3rd party deposit product fees, training costs, postage and OREO holding costs.

Income taxes for the 6 months ended June 30, 2013 are $49,000 (3.77%) lower than the same period last year with pre-tax income decreasing by $168,911 (4.66%).  The decrease in income taxes for the 6 months ended June 30, 2013 is proportionate to the decrease in income before income taxes.  The Company’s effective tax rate of 36.26% for the 6 months ended June 30, 2013 is consistent with the rate through June 30, 2012 of 35.92%.  The slight increase in the effective tax rate is due to a lower percentage of tax-exempt income in 2013, mostly attributable to reduced yields on municipal securities and lower tax-exempt loan income.  At this time, there are no changes in the operations of the Company or tax laws applicable to the Company that would have a significant impact on the effective income tax rate.

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

Index

Capital Resources and Adequacy
Total stockholders’ equity increased $1,537,337 from December 31, 2012 to June 30, 2013.  This increase is attributable to comprehensive income of $2,037,316 for the 6 months ended June 30, 2013, less the cost to repurchase shares of $499,979 during the same period.

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

Tier one risk-based capital ratios of the Company as of June 30, 2013 and December 31, 2012 were 34.5% and 35.0%, respectively.  Both are substantially in excess of regulatory minimum requirements.  The decrease in the tier one capital ratio since December 31, 2012 is primarily attributable to the increase in the loan portfolio during the same period.  Loans are risk weighted higher than most assets thus loan growth increases total risk weighted assets and reduces the tier one capital ratio.

On June 7, 2012, the Board of Governors of the Federal Reserve, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation (collectively the “banking agencies”) issued three joint notices of proposed rulemaking that would revise and replace the banking agencies’ current regulatory capital framework.  The proposed rules would implement the Basel III capital standards as established by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  As proposed, the new regulatory capital framework would apply to the Bank and would establish higher minimum regulatory capital ratios, add a new Common Tier 1 regulatory capital ratio, establish capital conservation buffers, and significantly revise the rules for calculating risk weighted assets.  As currently written, the proposed rules would not apply to the Company as its total assets are currently less than $500 million.

During the 3rd quarter of 2012, management analyzed the proposed rules and estimated the potential impact on the Bank’s regulatory capital ratios, capital planning, and operations.  A detailed comment letter identifying the potential impact on the Bank including opposition to the proposed rules was written by management and submitted to the Bank’s regulators.  A copy of the letter, in its entirety, can be found on the website of the FDIC.  In summary, three areas of the proposed rules will have a significant impact on the Bank’s regulatory capital ratios including, inclusion of unrealized gains and losses on available-for-sale securities in regulatory capital, increased risk weighting for residential mortgages and increased risk weighting for unused commitments.  Inclusion of unrealized gains and losses on available-for-sale securities would create volatility in the Bank’s regulatory capital ratios as interest rates increase or decrease.  However, the changes in capital would only be temporary as the Bank typically holds its securities until maturity or until a call option is exercised.  Changes in the risk-weighting of residential mortgages and unused commitments, as written in the proposed rules, are estimated to decrease the Bank’s regulatory capital ratios by at least 550 basis points.  This reduction is significant but the Bank’s capital ratios would remain substantially in excess of regulatory minimum requirements.  Due to the aforementioned impacts of the proposed rules, the Bank may be required to designate fewer investment securities as available-for-sale, make significant changes to its residential mortgage and line of credit product offerings, and consider selling residential mortgages from its portfolio.  Costs of compliance related to the proposed rules are expected to have a negative impact on the Bank’s earnings.

On July 2, 2013, the Board of Governors of the Federal Reserve issued an interim final rule that adopts with revisions the three notices of proposed rulemaking that were previously issued on June 7, 2012.  The Federal Deposit Insurance Corporation adopted the interim final rule on July 7, 2013.  Management is in the process of analyzing the interim rule and revisions to the notices of proposed rulemaking to determine the impact on the Company and the Bank.

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

At June 30, 2013, the Company’s interest rate sensitivity, as measured by a gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 12.7%, as a percentage of interest-earning assets.  Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases.  Conversely, if interest rates decrease, net interest income would decline.  The Bank has classified its mortgage and commercial loans with demand features as immediately repriceable.  Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans or change the rates rests with management.

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

On May 29, 2013 the CFPB issued a final rule amending some of the ATR and QM provisions included in the previous final rule issued on January 10, 2013.  The May 29, 2013 final rule provides an additional definition of a Qualified Mortgage for certain loans made and held in portfolio by small creditors and the establishment of a two-year transition period in which balloon loans originated and held in portfolio by small creditors will be Qualified Mortgages.  The two-year transition period is to allow the CFPB time to further analyze the impact of TILA amendments on small creditor lending.  Management continues to analyze the final rule and assess the impact upon the Bank’s loan product offerings, interest rate risk sensitivity, and operations.

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

The Company’s management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2013.  Based on that evaluation, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s disclosure controls and procedures are effective.  The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

Changes in Internal Controls
During the quarter ended on the date of this report, there were no significant changes in the Company’s internal control over financial reporting that have had or are reasonably likely to have a material effect on the Company’s internal control over financial reporting.  As of June 30, 2013, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s internal controls over financial reporting are effective.

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

			(c) Total number	(d) Maximum number
	(a) Total	(b) Average	of Shares Purchased	of Shares that may
	Number	Price Paid	as Part of a Publicly	yet be Purchased
Period	of Shares	per Share	Announced Program	Under the Program
April	600	26.13	600	266,988
May	7,300	27.31	7,300	259,688
June	318	26.25	318	259,370
Totals	8,218	12.10	8,218

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

There is no set expiration date for this program.  No other stock repurchase plan or program existed or exists simultaneously, nor has any other plan or program expired during the period covered by this table.  Common shares repurchased under this plan are retired.  From its inception through June 30, 2013, 280,172 shares were retired under this program with 18,726 of those shares being retired during the 6 months ended June 30, 2013.  As of June 30, 2013, there are 259,370 shares available for repurchase under the reinstated program announced on September 14, 2011.

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

	2013		2012
Sales price per share	High	Low	High	Low
First quarter	$26.50	$25.25	$24.50	$22.35
Second quarter	$32.00	$25.55	$24.85	$22.52
Third quarter			$26.00	$23.51
Fourth quarter			$26.75	$24.85

Index

Item 3.	Defaults Upon Senior Securities
Not applicable

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other information
There is no information required to be disclosed in a report on Form 8-K during the period covered by this report, which has not been reported.

Item 6.	Exhibits
a)  Exhibits
31.	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Calvin B. Taylor Bankshares, Inc.

Date:	August 7, 2013

By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

Index

Exhibit 31.2
Rule 13a-14(a) Certification of the Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, M. Dean Lewis, certify that:

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

Calvin B. Taylor Bankshares, Inc.

Date:	August 7, 2013

By:	/s/ M. Dean Lewis
M. Dean Lewis
Treasurer (Principal Financial & Accounting Officer)

Index

Exhibit 32
Certification - Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended June 30, 2013, of Calvin B. Taylor Bankshares, Inc.:

(1)	The referenced report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Calvin B. Taylor Bankshares, Inc.

Date:	August 7, 2013

By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

By:	/s/ M. Dean Lewis
M. Dean Lewis
Treasurer (Principal Financial & Accounting Officer)

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calvin B. Taylor Bankshares, Inc.

Date:	August 7, 2013

By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

By:	/s/ M. Dean Lewis
M. Dean Lewis
Treasurer (Principal Financial & Accounting Officer)