Form 10-Q
period 2013-09-30
TAYLOR CALVIN B BANKSHARES INC
filed 2013-11-08
CIK 1003986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
Commission File No. 000-50047

Calvin B. Taylor Bankshares, Inc.
(Exact name of registrant as specified in its Charter)

Maryland
(State of incorporation)

52-1948274
(I.R.S. Employer Identification No.)

24 North Main Street, Berlin, Maryland 21811
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:  (410) 641-1700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No ☒

On October 31, 2013, 2,955,828 shares of the registrant's common stock were issued and outstanding.

Calvin B. Taylor Bankshares, Inc. and Subsidiary
Form 10-Q

Index
Part I - Financial Information, Item 1 Financial Statements
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets

	(unaudited)
	September 30, 2013	December 31, 2012

Assets

Cash and due from banks	$38,587,600	$23,587,107
Federal funds sold	41,890,839	20,842,304
Interest-bearing bank deposits	16,452,674	13,587,889
Investment securities available for sale	46,021,253	74,282,927
Investment securities held to maturity (approximate fair value of $83,722,515 and $65,931,275)	83,605,734	65,792,282
Loans, less allowance for loan losses of $825,591 and $780,493	222,889,379	227,346,558
Premises and equipment	5,780,411	5,988,294
Other real estate owned	1,114,800	1,440,900
Accrued interest receivable	1,070,195	1,152,721
Computer software	165,271	126,820
Bank owned life insurance	7,883,872	7,690,815
Prepaid expenses	421,129	781,417
Other assets	408,763	273,040
Total assets	$466,291,920	$442,893,074

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$114,157,148	$96,697,061
Interest-bearing	265,370,818	263,857,994
Total deposits	379,527,966	360,555,055
Securities sold under agreements to repurchase	7,057,017	5,230,572
Accrued interest payable	28,631	46,789
Deferred income taxes	83,725	62,582
Other liabilities	87,897	118,266
Total liabilities	386,785,236	366,013,264
Stockholders' equity
Common stock, par value $1 per share authorized 10,000,000 shares, issued and outstanding 2,955,828 shares at September 30, 2013, and 2,978,554 shares at December 31, 2012	2,955,828	2,978,554
Additional paid-in capital	7,635,333	8,216,785
Retained earnings	68,237,157	64,885,625
Total tier 1 capital	78,828,318	76,080,964
Accumulated other comprehensive income	678,366	798,846
Total stockholders' equity	79,506,684	76,879,810
Total liabilities and stockholders' equity	$466,291,920	$442,893,074

The accompanying notes are an integral part of these financial statements.

Index
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)

	For the three months ended September 30,
	2013	2012
Interest and dividend revenue
Loans, including fees	$3,465,645	$3,549,816
U.S. Treasury and government agency securities	150,773	168,931
State and municipal securities	11,248	9,551
Federal funds sold and due from banks	29,068	12,507
Interest-bearing bank deposits	10,780	14,708
Equity securities	4,466	4,356
Total interest and dividend revenue	3,671,980	3,759,869

Interest expense
Deposits	108,467	187,556
Borrowings	2,722	4,441
Total interest expense	111,189	191,997
Net interest income	3,560,791	3,567,872

Provision for loan losses	261,000	206,200
Net interest income after provision for loan losses	3,299,791	3,361,672

Noninterest revenue
Service charges on deposit accounts	170,706	180,674
ATM and debit card	201,194	175,282
Increase in cash surrender value of bank owned life insurance	65,120	66,022
Gain (loss) on disposition of assets	-	400
Loss on other than temporary impairment of investment value	-	(31,904)
Miscellaneous	118,223	121,445
Total noninterest revenue	555,243	511,919

Noninterest expenses
Salaries	912,661	908,206
Employee benefits	259,202	276,836
Occupancy	172,042	194,050
Furniture and equipment	103,070	130,237
Data processing	53,074	66,777
ATM and debit card	74,003	63,779
Deposit insurance premiums	50,235	49,548
Other operating	456,138	440,915
Total noninterest expenses	2,080,425	2,130,348

Income before income taxes	1,774,609	1,743,243

Income taxes	623,887	619,000
Net income	$1,150,722	$1,124,243

Earnings per common share – basic and diluted	$0.39	$0.38

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available for sale investment securities arising during the period, net of taxes of $22,214 and ($7,790)	43,015	(12,283)
Comprehensive income	$1,193,737	$1,111,960

The accompanying notes are an integral part of these financial statements.

Index
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)

	For the nine months ended September 30,
	2013	2012
Interest and dividend revenue
Loans, including fees	$10,554,088	$10,791,941
U.S. Treasury and government agency securities	443,104	529,286
State and municipal securities	27,893	34,803
Federal funds sold and due from banks	53,711	30,714
Interest-bearing bank deposits	32,296	41,182
Equity securities	21,247	17,860
Total interest and dividend revenue	11,132,339	11,445,786

Interest expense
Deposits	356,527	701,231
Borrowings	6,408	10,315
Total interest expense	362,935	711,546
Net interest income	10,769,404	10,734,240

Provision for loan losses	670,000	503,700
Net interest income after provision for loan losses	10,099,404	10,230,540

Noninterest revenue
Service charges on deposit accounts	530,839	574,218
ATM and debit card	534,078	505,172
Increase in cash surrender value of bank owned life insurance	193,057	187,147
Gain (loss) on disposition of assets	1,075	(12,183)
Gain (loss) on sale of other real estate owned and repossessed assets	(171,958)	108
Loss on other than temporary impairment of investment value	-	(31,904)
Miscellaneous	313,009	321,063
Total noninterest revenue	1,400,100	1,543,621

Noninterest expenses
Salaries	2,744,561	2,703,156
Employee benefits	826,647	875,454
Occupancy	546,134	556,345
Premises and equipment	319,192	359,844
Data processing	167,790	200,127
ATM and debit card	232,266	204,759
Deposit insurance premiums	151,719	146,178
Other operating	1,283,775	1,363,333
Total noninterest expenses	6,272,084	6,409,196

Income before income taxes	5,227,420	5,364,965

Income taxes	1,875,887	1,920,000
Net income	$3,351,533	$3,444,965

Earnings per common share – basic and diluted	$1.13	$1.15

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available for sale investment securities arising during the period, net of taxes of ($60,401) and $5,097	(120,480)	5,611
Comprehensive income	$3,231,053	$3,450,576

The accompanying notes are an integral part of these financial statements.

Index
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)

	For the nine months ended September 30,
	2013	2012
Cash flows from operating activities
Interest and dividends received	$11,362,890	$11,572,500
Fees and commissions received	1,384,484	1,204,113
Interest paid	(381,092)	(741,618)
Cash paid to suppliers and employees	(5,579,198)	(5,902,711)
Income taxes paid	(1,940,198)	(1,920,214)
Net cash from operating activities	4,846,886	4,212,070

Cash flows from investing activities
Certificates of deposit purchased, net of maturities	(2,863,811)	(3,036,384)
Proceeds from maturities of investments available for sale	37,025,000	38,100,000
Purchase of investments available for sale	(8,988,740)	(68,327,102)
Proceeds from maturities of investments held to maturity	41,325,000	39,535,000
Purchase of investments held to maturity	(59,241,945)	(38,959,290)
Loans made, net of principal reductions	3,246,679	4,065,045
Proceeds from sale of real property and equipment	1,075	400
Purchases of premises, equipment, and computer software	(194,609)	(309,262)
Proceeds from sale of other real estate owned and repossessed assets, net	699,292	55,986
Purchase of bank owned life insurance	-	(2,000,000)
Net cash from investing activities	11,007,941	(30,875,607)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	(7,205,294)	(1,934,774)
Other deposits	26,178,205	36,127,693
Securities sold under agreements to repurchase	1,826,444	3,068,480
Common shares repurchased	(604,179)	(356,775)
Net cash from financing activities	20,195,176	36,904,624

Net increase in cash and cash equivalents	36,050,003	10,241,087

Cash and cash equivalents at beginning of period	44,443,301	52,689,223
Cash and cash equivalents at end of period	$80,493,304	$62,930,310

The accompanying notes are an integral part of these financial statements.

Index
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited) (continued)

	For the nine months ended September 30,
	2013	2012
Reconciliation of net income to net cash provided by operating activities
Net income	$3,351,533	$3,444,965
Adjustments to reconcile net income to net cash provided by operating activities
Premium amortization and discount accretion, net	148,026	96,018
Loss from other than temporary impairment of investment value	-	31,904
Loss (gain) on disposition of investment securities	-	4,026
Provision for loan losses	670,000	503,700
Depreciation and amortization	364,042	375,993
Loss (gain) on disposition of premises, equipment, and software	(1,075)	8,157
Loss (gain) on sale of other real estate and repossessed assets	171,958	(108)
Decrease (increase) in
Accrued interest receivable	82,526	30,695
Cash surrender value of bank owned life insurance	(193,057)	(187,147)
Other assets	365,772	37,305
Increase (decrease) in
Accrued interest payable	(18,158)	(30,072)
Accrued and deferred income taxes	(64,311)	(214)
Other liabilities	(30,370)	(103,152)
Net cash provided by operating activities	$4,846,886	$4,212,070

Composition of cash and cash equivalents
Cash and due from banks	$38,587,600	$23,383,015
Federal funds sold	41,890,839	39,533,733
Interest-bearing deposits, except for time deposits	14,865	13,562
Total cash and cash equivalents	$80,493,304	$62,930,310

Supplemental cash flows information:
Non-cash transfers from loans to other real estate owned	$540,500	$929,151

The accompanying notes are an integral part of these financial statements.

Index
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements conform with accounting principles generally accepted in the United States of America and to the instructions to Form 10-Q.  Interim financial statements do not include all the information and footnotes required for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of financial position and results of operations for these interim periods have been made.  These adjustments are of a normal recurring nature.  Results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected in any other interim period or for the year ending December 31, 2013.  For further information, refer to the audited consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 2012.
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

Per share data
Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding for the period, as follows:

	2013	2012
Three months ended September 30	2,956,306	2,986,498
Nine months ended September 30	2,963,853	2,992,104

Index
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

2.	Investment Securities

Investment securities are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2013
Available for sale
U.S. Treasury	$43,047,063	$848,919	$2,922	$43,893,060
State and municipal	371,030	7,125	17	378,138
Equity	1,566,913	593,502	410,360	1,750,055
	$44,985,006	$1,449,546	$413,299	$46,021,253
Held to maturity
U.S. Treasury	$53,972,888	$120,928	$26	$54,093,790
U.S. government agency	19,753,609	9,247	25,926	19,736,930
State and municipal	9,879,237	20,188	7,630	9,891,795
	$83,605,734	$150,363	$33,582	$83,722,515

December 31, 2012
Available for sale
U.S. Treasury	$71,098,759	$1,078,755	$4,174	$72,173,340
State and municipal	400,126	4,155	844	403,437
Equity	1,566,913	532,832	393,595	1,706,150
	$73,065,798	$1,615,742	$398,613	$74,282,927
Held to maturity
U.S. Treasury	$51,979,332	$126,149	$661	$52,104,820
U.S. government agency	9,000,000	3,600	1,800	9,001,800
State and municipal	4,812,950	12,049	344	4,824,655
	$65,792,282	$141,798	$2,805	$65,931,275

Index
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

2.	Investment Securities (continued)

The table below shows the gross unrealized losses and fair value of securities that are in an unrealized loss position as of September 30, 2013, aggregated by length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury	$3,997,120	$2,948	$-	$-	$3,997,120	$2,948
U.S. government agency	8,035,690	25,927	-	-	8,035,690	25,927
State and municipal	1,847,238	7,646	-	-	1,847,238	7,646
Equity securities	5,000	12,100	734,329	398,259	739,329	410,359
	$13,885,048	$48,621	$734,329	$398,259	$14,619,377	$446,880

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

Equity securities for which an unrealized loss is recorded are issues of six community banks or bank holding companies located in the same general geographic area as the Company.  Management believes that these fluctuations in fair value reflect market conditions and are not indicative of an other-than-temporary impairment of the investment as of September 30, 2013.  Management continues to monitor the financial condition of the issuers.  During the nine months ended September 30, 2012, the Company recorded expense of $31,904 related to the other than temporary impairment of value of a community bank equity security.

The amortized cost and estimated fair value of debt securities, by contractual maturity, and the amount of pledged securities follow.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013		December 31, 2012
	Amortized cost	Fair value	Amortized cost	Fair value
Available for sale
Within one year	$16,065,467	$16,089,493	$41,027,015	$41,048,970
After one year through five years	25,355,049	25,395,605	28,474,650	28,519,007
After five years through ten years	1,997,577	2,786,100	-	-
After ten years	-	-	1,997,220	3,008,800
Total available for sale	$43,418,093	$44,271,198	$71,498,885	$72,576,777

Held to maturity
Within one year	$31,052,723	$31,114,980	$30,318,940	$30,346,374
After one year through five years	52,553,011	52,607,535	35,473,342	35,584,901
Total held to maturity	$83,605,734	$83,722,515	$65,792,282	$65,931,275

Pledged securities	$26,127,600	$26,189,354	$24,796,570	$24,894,038

Investments are pledged to secure deposits of federal and local governments.  Pledged securities also serve as collateral for repurchase agreements entered into with our customers.

Index
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3.	Loans and Allowance for Loan Losses

Major classifications of loans are as follows:

	September 30, 2013	December 31, 2012
Real estate mortgages
Construction, land development, and land	$12,475,478	$13,819,207
Residential 1 to 4 family, 1st liens	82,177,991	81,794,242
Residential 1 to 4 family, subordinate liens	1,886,712	1,932,743
Commercial properties	112,469,280	115,655,467
Commercial	12,652,347	12,946,639
Consumer	2,053,162	1,978,753
	223,714,970	228,127,051
Allowance for loan losses	825,591	780,493
Loans, net	$222,889,379	$227,346,558

Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans.  Nonperforming assets are comprised of nonperforming loans combined with real estate acquired in foreclosure and held for sale (other real estate owned).  The following table details the composition of nonperforming assets:

	September 30, 2013	December 31, 2012
Loans 90 days or more past due and still accruing
Real estate mortgages
Residential 1 to 4 family	$387,575	$-
Commercial properties	684,422	684,422
Total loans 90 or more days past due and still accruing	1,071,997	684,422

Nonaccruing loans
Nonaccruing loans - current
Real estate mortgages
Construction, land development, and land	-	550,614
Residential 1 to 4 family	-	237,527
Total nonaccruing loans - current	-	788,141

Nonaccruing loans - past due 30 days or more
Real estate mortgages
Construction, land development, and land	320,415	325,966
Residential 1 to 4 family	495,461	668,794
Commercial properties	650,000	890,967
Total nonaccruing loans - past due 30 days or more	1,465,876	1,885,727
Total nonaccruing loans	1,465,876	2,673,868

Total nonperforming loans	2,537,873	3,358,290
Other real estate owned	1,114,800	1,440,900
Total nonperforming assets	$3,652,673	$4,799,190

Interest not accrued to income on nonaccruing loans	$133,694	$178,546

Interest income of $106,934 was recognized on a cash-basis during the 9 months ended September 30, 2013 related to the full payoff of a nonaccrual loan.  No interest income was recognized on a cash-basis on nonaccruing loans during the year ended December 31, 2012.  Other than previously noted, payments received on non-accruing loans were applied as reductions of principal.

Index
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3.	Loans and Allowance for Loan Losses (continued)

The following is a schedule of transactions in the allowance for loan losses by type of loan.  The Company did not acquire any loans with deteriorated credit quality during the periods presented.

	Real estate mortgages
September 30, 2013	Construction and land	Residential	Commercial	Commercial	Consumer	Unallocated	Total
Beginning balance	$119,036	$161,984	$250,781	$168,033	$55,595	$25,064	$780,493
Loans charged off	-	(299,100)	(336,495)	-	(11,184)	-	(646,779)
Recoveries	12,000	4,949	-	600	4,328	-	21,877
Provision charged to operations	(25,250)	325,950	352,670	(600)	14,351	2,879	670,000
Ending balance	$105,786	$193,783	$266,956	$168,033	$63,090	$27,943	$825,591

Individually evaluated for impairment:
Balance in allowance	$-	$-	$-	$-	$-		$-
Related loan balance	$320,415	$4,072,009	$5,502,321	$-	$-		$9,894,745

Collectively evaluated for impairment:
Balance in allowance	$105,786	$193,783	$266,956	$168,033	$63,090	$27,943	$825,591
Related loan balance	$12,155,063	$79,992,694	$106,966,959	$12,652,347	$2,053,162		$213,820,225

December 31, 2012
Beginning balance	$160,392	$42,064	$193,570	$197,353	$60,487	$18,395	$672,261
Loans charged off	(45,081)	(239,043)	(206,707)	(18,559)	(14,253)	-	(523,643)
Recoveries	-	16,843	-	103	9,229	-	26,175
Provision charged to operations	3,725	342,120	263,918	(10,864)	132	6,669	605,700
Ending balance	$119,036	$161,984	$250,781	$168,033	$55,595	$25,064	$780,493

Individually evaluated for impairment:
Balance in allowance	$-	$-	$-	$-	$-		$-
Related loan balance	$878,029	$4,116,048	$6,307,478	$-	$-		$11,301,555

Collectively evaluated for impairment:
Balance in allowance	$119,036	$161,984	$250,781	$168,033	$55,595	$25,064	$780,493
Related loan balance	$12,941,178	$79,610,937	$109,347,989	$12,946,639	$1,978,753		$216,825,496

September 30, 2012
Beginning balance	$160,392	$42,064	$193,570	$197,353	$60,487	$18,395	$672,261
Loans charged off	(45,081)	(239,044)	(206,707)	(16,057)	(11,077)	-	(517,966)
Recoveries	-	15,943	-	103	8,375	-	24,421
Provision charged to operations	15,190	319,100	224,200	(59,053)	(1,083)	5,346	503,700
Ending balance	$130,501	$138,063	$211,063	$122,346	$56,702	$23,741	$682,416

Individually evaluated for impairment:
Balance in allowance	$-	$-	$-	$-	$-		$-
Related loan balance	$900,199	$4,005,497	$7,291,435	$-	$-		$12,197,131

Collectively evaluated for impairment:
Balance in allowance	$130,501	$138,063	$211,063	$122,346	$56,702	$23,741	$682,416
Related loan balance	$11,773,620	$77,492,719	$109,337,022	$10,849,619	$1,997,699		$211,450,679

Index
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3.	Loans and Allowance for Loan Losses (continued)

The table below shows the relationship of net charged-off loans and the balance in the allowance to gross loans and average loans.

	For nine months ended September 30		For the year ended December 31
	2013	2012	2012

Net loans charged off	$624,902	$493,545	$497,468

Allowance for loan losses at the end of the period	$825,591	$682,416	$780,493

Gross loans outstanding at the end of the period	$223,714,970	$223,647,810	$228,127,051
Allowance for loan losses to gross loans outstanding at the end of the period	0.37%	0.31%	0.34%

Average loans outstanding during the period	$233,382,435	$229,988,427	$229,923,000
Annualized net charge-offs as a percentage of average loans outstanding during the period	0.36%	0.29%	0.22%

Loans are considered past due when either principal or interest is not paid by the date on which payment is due.  The following table is an analysis of past due loans by days past due and type of loan.

							90 Days Past
September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due or Greater	Total Past Due	Current	Total Loans	Due or Greater and Accruing
Real estate mortgages
Construction, land development, and land	$-	$-	$320,415	$320,415	$12,155,063	$12,475,478	$-
Residential 1 to 4 family, 1st lien	446,156	216,406	866,864	1,529,426	80,648,565	82,177,991	387,575
Residential 1 to 4 family, subordinate	-	-	-	-	1,886,712	1,886,712	-
Commercial properties	86,128	1,648,592	1,334,422	3,069,142	109,400,138	112,469,280	684,422
Commercial	-	-	-	-	12,652,347	12,652,347	-
Consumer	9,777	770	-	10,547	2,042,615	2,053,162	-
Total	$542,061	$1,865,768	$2,521,701	$4,929,530	$218,785,440	$223,714,970	$1,071,997

December 31, 2012
Real estate mortgages
Construction, land development, and land	$327,415	$-	$-	$327,415	$13,491,792	$13,819,207	$-
Residential 1 to 4 family, 1st lien	2,325,354	783,618	648,693	3,757,665	78,036,577	81,794,242	-
Residential 1 to 4 family, subordinate	-	-	-	-	1,932,743	1,932,743	-
Commercial properties	519,766	-	1,575,389	2,095,155	113,560,312	115,655,467	684,422
Commercial	-	-	-	-	12,946,639	12,946,639	-
Consumer	17,441	1,544	-	18,985	1,959,768	1,978,753	-
Total	$3,189,976	$785,162	$2,224,082	$6,199,220	$221,927,831	$228,127,051	$684,422

Index
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3.	Loans and Allowance for Loan Losses (continued)

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

September 30, 2013	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized During Impairment
Real estate mortgages
Construction, land development, and land	$320,415	$320,415	$-	$-	$323,915	$-
Residential 1-4 family, 1st liens	4,197,125	3,957,054	-	-	4,119,466	107,861
Residential 1-4 family, subordinate liens	114,955	114,955	-	-	116,203	6,407
Commercial properties	6,902,953	5,502,321	-	-	5,645,016	237,758
Total	$11,535,448	$9,894,745	$-	$-	$10,204,600	$352,026

December 31, 2012
Real estate mortgages
Construction, land development, and land	$878,029	$878,029	$-	$-	$921,869	$-
Residential 1-4 family, 1st liens	4,158,599	3,998,598	-	-	4,082,975	182,756
Residential 1-4 family, subordinate liens	117,451	117,450	-	-	118,983	6,055
Commercial properties	7,417,477	6,307,478	-	-	6,468,862	348,590
Total	$12,571,556	$11,301,555	$-	$-	$11,592,689	$537,401

September 30, 2012
Real estate mortgages
Construction, land development, and land	$900,199	$900,199	$-	$-	$932,954	$-
Residential 1-4 family, 1st liens	4,037,240	3,887,240	-	-	3,964,100	134,800
Residential 1-4 family, subordinate liens	118,257	118,257	-	-	119,386	4,539
Commercial properties	8,692,067	7,291,435	-	-	7,223,711	263,914
Total	$13,747,763	$12,197,131	$-	$-	$12,240,151	$403,253

Index
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3.	Loans and Allowance for Loan Losses (continued)

Credit quality is measured based on an internally designed grading scale.  The grades correspond to regulatory rating categories of pass, special mention, substandard, and doubtful.  Evaluation of grades assigned to individual loans is completed no less than quarterly.  Pass credits are secured or unsecured loans with satisfactory payment history and supporting documentation.  Special mention loans are those with satisfactory payment history that have a defect in supporting documentation which is defined by the Bank as a critical defect.  This may include missing financial data or improperly executed collateral documents.  Substandard credits are those with a weakness that may jeopardize repayment, such as deteriorating collateral value, or for which the borrower’s ability to meet payment obligations is questionable.  Doubtful credits are loans in which the borrower’s ability to repay the loan in full is improbable and some loss is expected.  Loans graded as doubtful are most likely to result in the loss of principal or loss of revenue due to placement in nonaccrual status.  Included in substandard and doubtful credits are loans on which terms have been modified by a reduction of interest rate and/or payment amount in order to enable a distressed borrower to service the debt.  Management evaluates loans graded as doubtful individually and provides for anticipated losses through adjustment of the allowance for loan losses and charges to current earnings.

Credit quality, as measured by internally assigned grades, is an important component in the calculation of an adequate allowance for loan losses.  The following table summarizes the recorded investment in loans by credit quality indicator.

	September 30, 2013	December 31, 2012
Real Estate Credit Risk Profile by Internally Assigned Grade Construction, land development, and land
Pass	$12,155,063	$12,941,178
Doubtful
Nonperforming: 90 days or more past due and/or non-accruing	320,415	878,029
Total	$12,475,478	$13,819,207

Residential 1 to 4 family
Pass	$80,077,532	$79,274,541
Special Mention	-	469,715
Substandard	1,362,151	3,077,858
Doubtful
Less than 90 days past due and accruing	1,741,984	-
Nonperforming: 90 days or more past due and/or non-accruing	883,036	904,871
Total	$84,064,703	$83,726,985

Commercial properties
Pass	$109,099,454	$111,573,888
Special Mention	-	-
Substandard	1,649,149	2,118,552
Doubtful
Less than 90 days past due and accruing	386,255	387,638
Nonperforming: 90 days or more past due and/or non-accruing	1,334,422	1,575,389
Total	$112,469,280	$115,655,467

Commercial Credit Risk Profile by Internally Assigned Grade
Pass	$12,652,347	$12,946,639
Total	$12,652,347	$12,946,639

Consumer Credit Risk Profile by Internally Assigned Grade
Pass	$2,037,696	$1,950,758
Special Mention	-	27,995
Substandard	15,466	-
Total	$2,053,162	$1,978,753

Index
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

3.	Loans and Allowance for Loan Losses (continued)

The modification or restructuring of terms on a loan is considered a troubled debt restructuring if it is done to accommodate a borrower who is experiencing financial difficulties.  The lender may forgive principal, lower the interest rate or payment amount, or may modify the payment due dates or maturity date of a loan for a troubled borrower.

Troubled debt restructures are evaluated for impairment at the time of restructure and each subsequent reporting period.  An identified loss is recorded as a specific reserve in the allowance for loan losses or charged-off if the loan is deemed to be collateral dependent.  Losses of $260,614 were recorded as part of restructurings completed in the 9 months ended September 30, 2013.  A loss of $26,054 was recorded as part of a restructuring completed in the 9 months ended September 30, 2012.  Defaults have occurred on restructured loans which resulted in losses and, if needed, additional restructuring to accommodate changes in the borrower’s financial position.  Other restructured loans have been collected with no loss of principal, returned to their original contractual terms, or refinanced at market rates and terms.

The following table details information about troubled debt restructurings for the 9 months ended September 30, 2013 and 2012 and the 12 months ended December 31, 2012.

	At the time of restructuring			Within 12 months of restructuring
	Number of contracts	Balance prior to restructuring	Balance after restructuring	Number of defaults	Defaults on restructures	Losses recognized upon default
September 30, 2013
Real Estate
Residential 1-4 family, 1st liens	3	$1,504,381	$1,287,000	-	$-	$-
Commercial properties	1	528,233	485,000	-	-	-
Total	4	$2,032,614	$1,772,000	-	$-	$-

December 31, 2012
Real Estate
Residential 1-4 family, 1st liens	3	$957,304	$940,603	-	$-	$-
Commercial properties	3	1,254,402	1,254,402	1	604,997	206,707
Total	6	$2,211,706	$2,195,005	1	$604,997	$206,707

September 30, 2012
Real Estate
Residential 1-4 family, 1st liens	3	$957,304	$940,603	-	$-	$-
Commercial properties	2	994,997	994,997	1	604,997	206,707
Total	5	$1,952,301	$1,935,600	1	$604,997	$206,707

Troubled debt restructurings with outstanding principal balances as of September 30, 2013 were as follows:

	Total		Paying as agreed under modified terms		Past due 30 days or more or non-accruing
	Number of contracts	Current Balance	Number of contracts	Current Balance	Number of contracts	Current Balance
Real Estate
Construction, land development, and land	1	$320,415	-	$-	1	$320,415
Residential 1 to 4 family	12	3,419,499	11	3,188,972	1	230,527
Commercial properties	7	4,817,899	3	2,519,308	4	2,298,591
Total	20	$8,557,813	14	$5,708,280	6	$2,849,533

Index
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

4.	Loan commitments

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

Outstanding loan commitments, lines of credit, and letters of credit are as follows:

	September 30, 2013	December 31, 2012
Loan commitments and lines of credit
Construction and land development	$2,261,603	$5,486,662
Other	23,190,716	22,177,291
Total loan commitments and lines of credit	$25,452,319	$27,663,953

Standby letters of credit	$1,260,670	$1,506,289

5.	Assets Measured at Fair Value

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

	Total Fair Value	Level 1 Inputs	Level 2 Inputs
September 30, 2013
Securities available for sale:
U.S. Treasury	$43,893,060	$43,893,060	$-
State and municipal	378,138	-	378,138
Equity	1,750,055	405,152	1,344,903
Total assets measured on a recurring basis	$46,021,253	$44,298,212	$1,723,041

December 31, 2012
Securities available for sale:
U.S. Treasury	$72,173,340	$72,173,340	$-
State and municipal	403,437	-	403,437
Equity	1,706,150	401,632	1,304,518
Total assets measured on a recurring basis	$74,282,927	$72,574,972	$1,707,955

Index
Calvin B. Taylor Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) (continued)

5.	Fair Value Measurements (continued)

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

	Total Fair Value	Level 3 Inputs
September 30, 2013
Impaired loans recorded at fair value of collateral
Residential 1 to 4 family	$2,237,445	$2,237,445
Commercial mortgages	1,036,255	1,036,255
Total impaired loans recorded at fair value of collateral	3,273,700	3,273,700

Other real estate owned recorded at fair value of collateral
Residential 1 to 4 family	540,500	540,500
Construction, land development, and land	574,300	574,300
Total other real estate owned recorded at fair value of collateral	1,114,800	1,114,800

Total assets measured on a non-recurring basis	$4,388,500	$4,388,500

December 31, 2012
Impaired loans recorded at fair value of collateral
Residential 1 to 4 family	$785,464	$785,464
Commercial mortgages	1,278,605	1,278,605
Total impaired loans recorded at fair value of collateral	2,064,069	2,064,069

Other real estate owned recorded at fair value of collateral
Residential 1 to 4 family	866,600	866,600
Construction, land development, and land	574,300	574,300
Total other real estate owned recorded at fair value of collateral	1,440,900	1,440,900

Total assets measured on a non-recurring basis	$3,504,969	$3,504,969

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

	September 30, 2013		December 31, 2012
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets
Level 1 inputs
Investment securities	117,619,557	117,723,780	133,554,304	133,681,592
Level 2 inputs
Interest-bearing deposits	16,452,674	16,469,060	13,587,889	13,603,933
Investment securities	12,007,430	12,019,988	6,520,905	6,532,610
Loans, net	219,615,679	219,559,565	225,282,489	225,273,328
Level 3 inputs
Loans, net	3,273,700	3,273,700	2,064,069	2,064,069
Financial liabilities
Level 2 inputs
Interest-bearing deposits	265,370,818	265,414,148	263,857,994	263,972,110

6.	New accounting standards

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

The Company currently engages in no business other than owning and managing the Bank.  The Bank employed 91 full time equivalent employees as of September 30, 2013.  The Bank hires seasonal employees during the summer.  The Company has no employees other than those hired by the Bank.

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

Financial Condition
Total assets of the Company increased $23.4 million (5.28%) from December 31, 2012 to September 30, 2013.  Combined deposits and customer repurchase agreements increased $20.8 million (5.68%) during the same period.  Much of the deposit and asset growth from the previous year-end to the end of the 3rd quarter stems from seasonal activity, which is further discussed in the section titled Liquidity.

Average assets and average deposits increased $11.7 million (2.59%) and $11.0 million (3.00%), respectively, from the 3rd quarter 2012 to the 3rd quarter 2013.  Management believes the year-to-year growth in deposits results, to some extent, from continuing economic uncertainty that has driven consumers and businesses to curb spending while increasing savings.  Depositors often seek insured deposit products of banks when there is perceived volatility in the financial markets.  While increased deposit balances may be a sign of economic recovery within the Bank’s resort service area depositors remain hesitant to spend or invest excess funds they have saved during and after the recession as they remain uncertain about continued economic recovery.

Index
Loan Portfolio
During the nine months ended September 30, 2013, the Bank’s net loan portfolio has decreased by $4.5 million (1.96%).  Commercial mortgages and other commercial loans decreased $3.5 million (2.71%) during the 9 months ended September 30, 2013.  Loans for construction, land development, and land decreased by $1.3 million (9.72%) from December 31, 2012 to September 30, 2013, primarily related to the payoff of a construction loan for a hotel within the Bank’s resort service area.  It is typical for the Bank to experience growth in loans by the end of the 2nd quarter.  By late June, many seasonal merchants in the resort area have drawn on their working capital lines of credit or requested advances under existing commercial mortgages.  Payoffs of these borrowings begin in the 3rd quarter as the summer tourist season generates cash flow for businesses to repay their borrowings.  Due to the challenges of the current economy, management has been proactive in monitoring the repayment of seasonal lines of credit.  Increased liquidity as a result of reductions in the loan portfolio reduces earnings as those funds are reinvested in lower yielding assets.  Replenishment of the loan portfolio has slowed as demand for new credit has fallen off due to the depressed economy and the challenges of competing with low rates offered by other lenders.  The Company maintains strong liquidity and capital positions which will enable funding of future growth in the loan portfolio.

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

The price corrections to real estate in the Bank’s service area following the recession in 2008 and 2009 were significant and the post-recession recovery has lagged regional and national trends.  Commercial real estate and development activity in the resort areas has increased while residential real estate activity continues to be led by distressed sales.  Unemployment in the Bank’s service area also remains elevated and lags other parts of the region that include metropolitan areas.  The aforementioned conditions have led the Company to experience historically high loan losses and provisions for loan losses.  As economic recovery remains slow, borrowers may suffer personal and professional financial hardship causing the likelihood of loss on previously performing loans to remain high.  While total nonperforming assets and impaired loans have decreased over the past two years, Management expects that loan losses will continue at historically high levels until local economic conditions as well as the local real estate market improve further.

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

Management believes that economic conditions and trends suggest the likelihood of loss in unsecured loans (commercial and consumer) and secured consumer loans remains high.  Reserves for these segments of the portfolio are included in the formula-based portion of the ALLL.  As of September 30, 2013, management reserved 135 basis points against all unsecured loans, and consumer loans secured by other than real estate.  Additionally, management reserved 20% against overdrawn checking account balances which are a distinct high risk category of unsecured loans.  The Bank does not offer an approved overdraft loan product, so all overdrawn deposit balances result from unauthorized presentment of items against insufficient funds.

Index
Borrowers whose cash flow is impaired as a result of prevailing economic conditions likely have also experienced depressed real estate values.  Management recognizes that the combination of these circumstances, reduced revenue and depressed collateral values, may increase the likelihood of loss in the Bank’s real estate secured loan portfolio.  Management closely monitors conditions that might indicate deterioration of collateral value on significant loans and, when possible, obtains additional collateral as required to limit the Bank’s loss exposure.  The Bank has foreclosed on mortgages in each of the last four years including two foreclosures occurring in the three months ended September 30, 2013.  One of the foreclosed properties was sold at foreclosure auction and resulted in a loan loss of $290,632 while the other foreclosed property was not sold at auction and has been included in other real estate owned at the end of the quarter.  As of September 30, 2013, the Bank has four loans in the process of foreclosure with recorded investments of $1.3 million.  Foreclosures may result in loan losses if sold at auction, or if the property is acquired by the Bank in foreclosure, costs may be incurred to hold the real estate and  the ultimate disposition of the property could result in a loss.  While management is unable to predict the financial consequences of future foreclosure activity, estimated losses on anticipated loan foreclosures are determined using the current estimated fair market value of the underlying collateral and any losses are recorded as charge-offs as the loans are deemed to be collateral dependent.  A loan loss of $60,071 was recorded this quarter related to one of the four loans that are in the process of foreclosure.

Historically, the absence or improper execution of a document has not resulted in a loss to the Bank, however, management recognizes that the Bank’s loss exposure is increased until a critical contract or collateral documentation exception is cured.  At September 30, 2013, Management reserved 10 basis points against the outstanding balances of loans identified as having critical documentation exceptions.  Loans in this category are identified as “special mention” within the schedule of loans by credit quality indicator (risk rating) in Note 3 of the financial statements included herein.

The provision for loan losses is a decrease or increase to earnings in the current period to bring the allowance to a level established by application of management’s allowance methodology.  The allowance is also increased by recoveries of amounts previously charged-off and decreased when loans are charged-off as losses, which occurs when they are deemed to be uncollectible.  A provision for loan losses of $261,000 was recorded in the 3rd quarter of 2013 which resulted in $670,000 recorded year-to-date.  This compares to a provision for loan losses of $206,200 in the 3rd quarter of 2012 which resulted in $503,700 recorded for the nine months ended September 30, 2012.  The provision of $261,000 recorded this quarter is primarily associated with a charge-off of $290,632 on a collateral dependent commercial real estate loan that was foreclosed upon and the property sold at auction.  The Bank experienced net charge-offs of $337,900 and $287,092 in the 3rd quarters of 2013 and 2012, respectively.  Refer to Note 3 of the financial statements contained herein for a schedule of transactions in the allowance for loan losses.

Management considers the September 30, 2013 allowance appropriate and adequate to absorb identified and inherent losses in the loan portfolio.  However, assurances cannot be provided that the allowance for loan losses as of September 30, 2013 will be sufficient to fully absorb future loan losses associated with the current portfolio.  As of September 30, 2013, management has not identified any loans which are anticipated to be wholly charged-off within the next 12 months.

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

An identified loss on a TDR is recorded as a specific reserve in the allowance for loan losses or charged-off if the loan is deemed to be collateral dependent.  During the 9 months ended September 30, 2013, the Bank completed the 2nd restructuring of 4 real estate loans in association with a forbearance agreement entered into with one borrower.  The loans were deemed to be collateral dependent and a loss of $260,614 was recorded as part of the restructuring.  During the nine months ended September 30, 2012, the Bank completed five restructurings including two loans that had been previously restructured.  A loss of $26,054 was recorded as a part of these restructurings.  A commercial mortgage restructured in the 1st quarter of 2012 was partially charged off in the 3rd quarter of 2012 due to further deterioration in the borrower’s financial position and underlying collateral value.  Subsequent to the partial charge-off, the loan was restructured as part of a forbearance agreement.  Another commercial mortgage, restructured during the 3rd quarter of 2012, was advanced additional funds as a result of new collateral added in the restructuring.  Non-accruing TDRs were 14.03% and 15.44% of total TDRs as of September 30, 2013 and December 31, 2012, respectively.  The improvement in non-accruing TDRs is primarily due to a charge-off of $290,632 on a collateral dependent commercial real estate loan that was foreclosed upon and the property sold at auction.

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

Index
Impaired loans may have specific reserves, or valuation allowances, allocated to them in the ALLL.  Estimates of loss reserves on impaired loans may be determined based on any of the three following measurement methods which conform to authoritative accounting guidance:  (1) the present value of future cash flows, (2) the fair value of collateral, if repayment of the loan is expected to be provided by the sale of the underlying collateral (i.e. collateral dependent), or (3) the loan’s observable fair value.  The Bank selects and applies, on a loan-by-loan basis, the appropriate valuation method.  Upon identification of a loss on a collateral dependent loan, the loss amount is recorded as a charge-off consistent with regulatory guidance.  During the 3rd quarter of 2013, charge-offs of $352,350 were recorded related to collateral dependent real estate loans.  Loans determined to be impaired, but for which no specific valuation allowance or charge-off is appropriate because management believes the loan is secured with adequate collateral or the Bank will not take a loss on such loan, are grouped with other homogeneous loans for evaluation under formula-based criteria described previously.  Impaired loans (including all nonaccruing loans) decreased $1,406,810 (12.45%) from $11,301,555 at December 31, 2012 to $9,894,745 at September 30, 2013, primarily as the result of the payoff of a nonaccrual loan of $544,224 and from charge-offs on impaired loans during the same period.  Refer to Note 3 of the financial statements contained herein for additional information about impaired loans.

The accrual of interest on a loan is discontinued when principal or interest is 90 days past due or when the loan is determined to be impaired, unless collateral is sufficient to discharge the debt in full and the loan is in process of collection.  By definition troubled debt restructurings are impaired loans, however accruing loans are not automatically placed on nonaccrual status at the time of restructuring.  Management performs an analysis of the loan under the restructured terms to determine if the loan should be placed on nonaccrual.  When a loan is placed in nonaccruing status, any interest previously accrued but unpaid, is reversed from interest income.  Interest payments received on nonaccrual loans may be recorded as cash basis income, or as a reduction of principal, on a loan by loan basis, based upon management’s judgment.  During the 9 months ended September 30, 2013, a nonaccrual loan was paid in full (including accrued interest) which resulted in cash basis recognition of interest income of $106,934.  All other nonaccrual loan payments received in the 9 months ended September 30, 2013 and 2012 were recorded as reductions of principal.  Accrual of interest may be restored when all principal and interest are current and management believes that future payments will be received in accordance with the loan agreement.

Nonperforming loans are loans past due 90 or more days and still accruing plus nonaccrual loans.  Nonperforming assets are comprised of nonperforming loans combined with real estate acquired in foreclosure and held for sale (OREO).  Nonperforming assets decreased $1,146,517 (23.89%) from $4,799,190 at December 31, 2012 to $3,652,673 at September 30, 2013, primarily as a result of the sale of an OREO property, the payoff of a nonaccrual loan, and charge-offs on collateral dependent real estate loans as discussed above.  These decreases were partially offset by additional residential 1 to 4 family loans that became nonperforming assets during the same period.  Management monitors the accruing loans in this category closely to assure that collateral is sufficient to fully discharge the debt to the Bank and the process of collection is ongoing.  Refer to Note 3 of the financial statements contained herein for additional information about nonperforming assets.

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

Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits and retail repurchase agreements were 56.84% for the 3rd quarter of 2013 compared to 55.27% for the same quarter of 2012.  Seasonal deposits have significantly increased liquidity since the previous quarter as discussed in more detail in the following paragraph.

Due to its location in a seasonal resort area, the Bank typically experiences a decline in deposits, federal funds sold and investment securities throughout the 1st quarter of the year when business customers are using their deposits to meet cash flow needs in preparation for the upcoming tourism season.  Beginning late in the 2nd quarter and throughout the 3rd quarter, additional sources of liquidity become more readily available as business borrowers start repaying loans, and the Bank receives deposits from seasonal business customers, summer residents and tourists.  Consistent with historical 3rd quarter trends, deposits have increased by $18.0 million (4.97%) since June 30, 2013 which is higher than the $16.4 million (4.64%) increase in the same period in the prior year.  Management anticipates that deposits will decrease in the 4th quarter at a rate similar to or greater than the same period in the two previous years.

Average net loans to average deposits were 60.39% versus 61.99% as of September 30, 2013 and 2012, respectively.  Average net loans increased by 0.33% while average deposits grew by 3.00%.  Deposit increases in excess of loan increases were generally reinvested in overnight federal funds sold, investment securities or kept as reserves with the Federal Reserve Bank.  Management believes the year-to-year growth in deposits results, to some extent, from continuing economic uncertainty has driven consumers and businesses to curb spending while increasing savings.  Depositors often seek insured deposit products of banks when there is perceived volatility in the financial markets.

Average deposit balance increases occurred in non-interest and interest-bearing accounts from September 30, 2012 to September 30, 2013, except average time deposits and average money market accounts which dropped 12.24% and 0.43%, respectively.  Management believes this trend indicates that depositors are migrating to more liquid types of accounts in order to be able to invest at higher rates should they become available.  Neither changes in deposit portfolio composition nor the increase in average net loans has a negative impact on the Company’s ability to meet liquidity demands.

The Company has available lines of credit, including overnight federal funds and reverse repurchase agreements, totaling $28,000,000 as of September 30, 2013.

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

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates.  The rate-sensitive position, or gap, is the difference in the volume of rate-sensitive assets and liabilities repricing at a given time interval.  The general objective of gap management is to actively manage rate-sensitive assets and liabilities to reduce the impact of interest rate fluctuations on the net interest margin.  Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risk to the Company.

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

As of September 30, 2013, the Company was cumulatively asset-sensitive for all time horizons due to the ability to reprice most fixed rate mortgage loans as a result of demand features.  Significant non-interest bearing deposit balances also contribute to the cumulative asset-sensitive position.  For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline.  Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

The Company’s net interest income is one of the most important factors in evaluating its financial performance.  Management uses interest rate sensitivity analysis to determine the effect of rate changes.  Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points.  If prime were to decrease 100 basis points, and all assets and liabilities maturing or repricing within that period were fully adjusted for the rate change, the Company would experience a decrease of approximately 2.5% in net interest income.  Conversely, if prime were to increase 100 basis points, and all assets and liabilities maturing or repricing within that period were fully adjusted for the rate change, the Company would experience an increase in net interest income of the same percentage.  The sensitivity analysis does not consider the likelihood of these rate changes nor whether management’s reaction to this rate change would be to reprice its loans or deposits or both.

Results of Operations
Net income for the three months ended September 30, 2013, was $1,150,722 ($0.39 per share), compared to $1,124,243 ($0.38 per share) for the same quarter of 2012, resulting in an increase of $26,479 or 2.36%.  Year-to-date net income has decreased $93,432 (2.71% or $0.02 per share) from $3,444,965 ($1.15 per share) in 2012 to $3,351,533 ($1.13 per share) in 2013.  The key components of net income are discussed in the following paragraphs.

For the 3rd quarter of 2013 compared to the same quarter 2012, net interest income decreased $7,081 (0.20%).  Decreases in interest income attributable to lower yields on loans and securities were partially offset by reductions in interest expense due to lowering of deposit interest rates.  Increases in average interest-bearing assets were predominantly funded with non-interest bearing deposits which also helped mitigate the impact of lower yields on loans and securities.  Net interest income increased $35,164 (0.33%) in the 1st nine months of 2013 compared to the same period in 2012.  The increase is primarily attributable to additional interest income of $60,048 that was the result of interest income adjustments recorded on two impaired loans.  The full principal and all accrued interest related to a nonaccrual loan was recovered which resulted in the recognition of $106,934 of interest income.  This recovery was partially offset by a $46,886 charge-off of accrued interest related to a 2nd troubled debt restructuring and a forbearance agreement for one borrower.

Average interest-earning assets increased $16.2 million (3.88%), but further decreases in yields on investments and loans offset revenue increases attributable to volume.  The tax-equivalent yield on interest-earning assets decreased by 24 basis points from 3.63% for the quarter ended September 30, 2012 to 3.39% for the same period in 2013.  Average net loan balances for the quarter ended September 30, 2013 increased $764,316 (0.33%) compared to the same period of 2012.  The increase in average loans helped partially offset the downward pressure on investment and loan portfolio yields.

Average interest-bearing liabilities increased $231,438 (0.09%) while generating lower interest expense, again due to interest rate reductions.  The yield on interest-bearing liabilities decreased by 12 basis points from 0.28% for the quarter ended September 30, 2012 to 0.16% for the same period in 2013.  To offset interest revenue decreases on loans and securities, management has gradually lowered deposit rates from 2009 to the present.  Interest expense for the quarter ended September 30, 2013 decreased by $80,808 (42.09%) relative to the same period in the prior year while interest expense for the 9 months ended September 30, 2013 decreased $348,611 (48.99%) compared to the same period in 2012.  Interest rates on deposit products and repurchase agreements have been reduced by at least 50% since the middle of 2012 which have resulted in the significant decrease in interest expense.  Lower yields on interest-bearing liabilities could not fully offset the lower yields on interest-earning assets, therefore the net margin on interest-earning assets fell by 15 basis points from 3.44% for the quarter ended September 30, 2012 to 3.29% for the same period in 2013.

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

Average Balances, Interest, and Yields
	For the quarter ended			For the quarter ended
	September 30, 2013			September 30, 2012
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield

Assets
Interest-bearing deposits	$44,711,289	$30,577	0.27%	$20,163,429	$14,797	0.29%
Federal funds sold	34,081,182	9,271	0.11%	42,680,109	12,417	0.12%
Investment securities	127,235,174	183,412	0.57%	127,704,546	198,865	0.62%
Loans, net of allowance	228,954,124	3,498,704	6.06%	228,189,808	3,591,419	6.26%
Total interest-earning assets	434,981,769	3,721,964	3.39%	418,737,892	3,817,498	3.63%
Noninterest-bearing cash	13,540,570			16,806,486
Other assets	16,453,268			17,713,171
Total assets	$464,975,607			$453,257,549

Liabilities and Stockholders' Equity
Interest-bearing deposits
NOW	$67,625,389	23,044	0.14%	$63,037,262	27,881	0.18%
Money market	56,473,529	14,195	0.10%	56,720,023	17,862	0.13%
Savings	61,326,944	15,471	0.10%	54,843,349	15,746	0.11%
Other time deposits	76,964,360	55,757	0.29%	87,695,148	126,067	0.57%
Total interest-bearing deposits	262,390,222	108,467	0.16%	262,295,782	187,556	0.28%
Securities sold under agreements to repurchase & federal funds purchased	7,201,311	2,722	0.15%	7,064,313	4,441	0.25%
Borrowed funds	-	-		-	-
Total interest-bearing liabilities	269,591,533	111,189	0.16%	269,360,095	191,997	0.28%
Noninterest-bearing deposits	116,728,065			105,789,957
	386,319,598	111,189	0.11%	375,150,052	191,997	0.20%
Other liabilities	37,882			174,331
Stockholders' equity	78,618,127			77,933,166
Total liabilities and stockholders' equity	$464,975,607			$453,257,549
Net interest spread			3.23%			3.35%
Net interest income		$3,610,775			$3,625,501
Net margin on interest-earning assets			3.29%			3.44%

Tax equivalent adjustment in:
Investment income		$16,925			$16,027
Loan income		$33,059			$41,603

Index
Provisions for loan losses of $261,000 and $206,200 were recorded during the 3rd quarter of 2013 and 2012, respectively. The 3rd quarter provision in 2013 was modestly higher than the amount recorded in the same period last year as a result of higher charge-offs stemming from the foreclosure of a commercial real estate loan and related sale of the property at auction.  Provisions for loan losses of $670,000 and $503,700 were recorded for the nine months ending September 30, 2013 and 2012, respectively.  The year-to-date provision for loan losses for 2013 is higher than the amount recorded during the same period in the prior year due to higher loan charge-offs and an  increase in the 5-year historical loss percentage.  Net loans charged-off were $624,902 and $493,545 during the nine months ended September 30, 2013 and 2012, respectively.  Management attributes the continued high level of loan losses to the weak economic conditions of the area and severely depressed real estate values.  Additional losses are expected to occur during the remainder of 2013 and into 2014, and those losses may be significant.  Management considers the September 30, 2013 allowance appropriate and adequate to absorb identified and inherent losses in the loan portfolio.  However, assurances cannot be provided that the allowance for loan losses as of September 30, 2013 will be sufficient to fully absorb future loan losses associated with the current portfolio.  Refer to the Loan Quality and the Allowance for Loan Losses section above for a discussion of the provision for loan losses.

Noninterest revenue for the 3rd quarter of 2013 is $43,324 (8.46%) higher than the comparable period last year as a result of higher debit card interchange revenue and lower impairment losses on equity investments.  Noninterest revenue for the year-to-date period is $143,521 (9.30%) lower than the previous year.  The decrease in the year-to-date period results from a loss of $171,958 recorded upon the sale of an OREO property in the 2nd quarter of 2013.  This decrease was partially offset by higher debit card interchange revenue and lower impairment losses on equity investments.

Noninterest expense for the 3rd quarter of 2013 is $49,923 (2.34%) lower than the previous year and is primarily attributable to a decrease in furniture and equipment expense as a result of lower equipment maintenance contract costs, decrease in employee benefits expense as a result of lower group health insurance costs, and a decrease in occupancy expense due to lower property taxes.  Noninterest expense for the year-to-date period is lower by $137,112 (2.14%) due to a decrease in employee benefits expense as a result of lower group health insurance costs, decrease in furniture and equipment expense as a result of lower equipment maintenance contract costs, and a decrease in other operating costs including a reduction in 3rd party deposit product fees, training costs, and OREO holding costs.

Income taxes for the nine months ended September 30, 2013 are $44,113 (2.30%) lower than the same period last year while pre-tax income decreased by $137,545 (2.56%) during the same period.  The decrease in income tax expense for the nine months ended September 30, 2013 is proportionate to the decrease in income before income taxes during the same period.   The Company’s effective tax rate of 35.89% for the nine months ended September 30, 2013 is consistent with the rate through September 30, 2012 of 35.79%.  The slight increase in the effective tax rate is due to a lower percentage of tax-exempt income in 2013, mostly attributable to reduced yields on municipal securities and lower tax-exempt loan income.  At this time, there are no changes in the operations of the Company or tax laws applicable to the Company that would have a significant impact on the effective income tax rate.

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

Index
Capital Resources and Adequacy
Total stockholders’ equity increased $2,626,874 from December 31, 2012 to September 30, 2013.  This increase is attributable to comprehensive income of $3,231,053 for the nine months ended September 30, 2013, less the cost to repurchase shares of $604,179 during the same period.

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

Tier one risk-based capital ratios of the Company as of September 30, 2013 and December 31, 2012 were 35.8% and 35.0%, respectively.  Both are substantially in excess of regulatory minimum requirements.  The increase in the tier one capital ratio since December 31, 2012 is primarily attributable to the decrease in the loan portfolio during the same period.  Loans are risk weighted higher than most assets thus loan attrition decreases total risk weighted assets and increase the tier one capital ratio.

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

On July 2, 2013, the Board of Governors of the Federal Reserve issued an interim final rule that adopts with revisions the three notices of proposed rulemaking that were previously issued on June 7, 2012.  The Federal Deposit Insurance Corporation adopted the interim final rule on July 7, 2013.  Many of the provisions impacting the Company have been stricken from the interim final rule.  Management is in the process of analyzing the interim rule and revisions to the notices of proposed rulemaking to determine the impact on the Company and the Bank.

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

At September 30, 2013, the Company’s interest rate sensitivity, as measured by a gap analysis, showed the Company was asset-sensitive with a one-year cumulative gap of 12.8%, as a percentage of interest-earning assets.  Generally asset-sensitivity indicates that assets reprice more quickly than liabilities and in a rising rate environment net interest income typically increases.  Conversely, if interest rates decrease, net interest income would decline.  The Bank has classified its mortgage and commercial loans with demand features as immediately repriceable.  Unlike loans tied to prime, these rates do not necessarily change as prime changes since the decision to call the loans or change the rates rests with management.

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

On May 29, 2013 the CFPB issued a final rule amending some of the ATR and QM provisions included in the previous final rule issued on January 10, 2013.  The May 29, 2013 final rule provides an additional definition of a Qualified Mortgage for certain loans made and held in portfolio by small creditors and the establishment of a two-year transition period in which balloon loans originated and held in portfolio by small creditors will be Qualified Mortgages.  The two-year transition period is to allow the CFPB time to further analyze the impact of TILA amendments on small creditor lending.  During the 4th quarter of 2013, Management anticipates that new consumer mortgage loan originations by the Bank will be balloon loans, without a demand feature, and will be originated and held in portfolio in order to meet the definition of a Qualified Mortgage.  Management will closely monitor the impact of this change on consumer mortgage origination activity, interest rate risk sensitivity, and market competiveness.  Further changes to consumer mortgage loan originations by the Bank may be required once the CFPB completes their analysis of small creditor lending and modifies or creates additional rules.

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

The Company’s management, including the CEO and Treasurer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2013.  Based on that evaluation, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s disclosure controls and procedures are effective.  The projection of an evaluation of controls to future periods is subject to the risk that procedures may become inadequate due to changes in conditions including the degree of compliance with procedures.

Changes in Internal Controls
During the quarter ended on the date of this report, there were no significant changes in the Company’s internal control over financial reporting that have had or are reasonably likely to have a material effect on the Company’s internal control over financial reporting.  As of September 30, 2013, the Company’s management, including the CEO and Treasurer, has concluded that the Company’s internal controls over financial reporting are effective.

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

Period	(a) Total Number of Shares	(b) Average Price Paid per Share	(c) Total number of Shares Purchased as Part of a Publicly Announced Program	(d) Maximum number of Shares that may yet be Purchased Under the Program
July	4,000	$26.05	4,000	255,370
August	-		-	255,370
September	-		-	255,370
Totals	4,000	$26.05	4,000

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

There is no set expiration date for this program.  No other stock repurchase plan or program existed or exists simultaneously, nor has any other plan or program expired during the period covered by this table.  Common shares repurchased under this plan are retired.  From its inception through September 30, 2013, 284,172 shares were retired under this program with 22,726 of those shares being retired during the 9 months ended September 30, 2013.  As of September 30, 2013, there are 255,370 shares available for repurchase under the reinstated program announced on September 14, 2011.

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

	2013		2012
Sales price per share	High	Low	High	Low
First quarter	$26.50	$25.25	$24.50	$22.35
Second quarter	$32.00	$25.55	$24.85	$22.52
Third quarter	$26.25	$23.00	$26.00	$23.51
Fourth quarter			$26.75	$24.85

Index
Item 3.	Defaults Upon Senior Securities
  Not applicable.

Item 4.	Mine Safety Disclosures
  Not applicable.

Item 5.	Other information
  There is no information required to be disclosed in a report on Form 8-K during the period covered by this report, which has not been reported.

Item 6.	Exhibits and Reports on Form 8-K
  a)  Exhibits
31.	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Calvin B. Taylor Bankshares, Inc.

Date:	November 8, 2013

By:	/s/ Raymond M. Thompson
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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Calvin B. Taylor Bankshares, Inc.

Date:	November 8, 2013

By:	/s/ M. Dean Lewis
M. Dean Lewis
Treasurer (Principal Financial & Accounting Officer)

Index
Exhibit 32
Certification - Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2013, of Calvin B. Taylor Bankshares, Inc.:

(1)	The referenced report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Calvin B. Taylor Bankshares, Inc.

Date:	November 8, 2013

By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

By:	/s/ M. Dean Lewis
M. Dean Lewis
Treasurer (Principal Financial & Accounting Officer)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calvin B. Taylor Bankshares, Inc.

Date:	November 8, 2013

By:	/s/ Raymond M. Thompson
Raymond M. Thompson
Chief Executive Officer

By:	/s/ M. Dean Lewis
M. Dean Lewis
Treasurer (Principal Financial & Accounting Officer)